Form 10-Q
period 1999-09-30
UNITED INDUSTRIES CORP
filed 1999-11-15
CIK 1083200

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark
One)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the Transition period from to

                         Commission File No. 333-76055

                         UNITED INDUSTRIES CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                               43-1025604
    (State or Other Jurisdiction of        (IRS Employer Identification No.)
     Incorporation or Organization)

                              8825 Page Boulevard
                           St. Louis, Missouri 63114
          (Address of Principal Executive Office, Including Zip Code)

                                 (314) 427-0780
              (Registrant's Telephone Number, Including Area Code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [_]   No  [X]

   Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

                                                              Shares Outstanding
                                                               November 4, 1999
                                                              ------------------
   Common Stock, $0.01 par value.............................     55,300,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

                         UNITED INDUSTRIES CORPORATION

Item 1. Financial Statements

                         UNITED INDUSTRIES CORPORATION

                                 BALANCE SHEETS

                    September 30, 1999 and December 31, 1998
                             (Dollars in thousands)
                                  (Unaudited)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
ASSETS
Current assets:
  Cash and cash equivalents.........................   $  11,853     $    --
  Accounts receivable (less allowance for doubtful
   accounts of $60 at September 30, 1999 and
   December 31, 1998)...............................      33,225       17,650
  Inventories.......................................      35,987       41,444
  Prepaid expenses..................................       1,352        2,172
                                                       ---------     --------
    Total current assets............................      82,417       61,266
Equipment and leasehold improvements, net...........      27,567       20,156
Deferred income tax.................................     107,574          --
Other assets........................................      21,018        6,948
Investment in discontinued operations...............         --         5,791
                                                       ---------     --------
    Total assets....................................   $ 238,576     $ 94,161
                                                       =========     ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Current maturities of long-term debt and capital
   lease obligation.................................   $  12,165     $    929
  Accounts payable..................................      13,024       18,519
  Accrued expenses..................................      20,351       12,705
                                                       ---------     --------
    Total current liabilities.......................      45,540       32,153
Long-term debt......................................     352,000        3,716
Capital lease obligation............................       8,127          --
Other liabilities...................................       5,377           35
                                                       ---------     --------
    Total liabilities...............................     411,044       35,904

Commitments and contingencies

Stockholders' (deficit) equity:
  Common stock......................................         553            2
  Additional paid-in capital........................     116,687          972
  Retained earnings.................................    (287,008)      70,193
  Common stock held in Grantor Trust................      (2,700)         --
  Treasury stock....................................         --       (12,910)
                                                       ---------     --------
    Total stockholders' (deficit) equity............    (172,468)      58,257
                                                       ---------     --------
    Total liabilities and stockholders' (deficit)
     equity.........................................   $ 238,576     $ 94,161
                                                       =========     ========

                See accompanying notes to financial statements.

                         UNITED INDUSTRIES CORPORATION

                            STATEMENTS OF OPERATIONS

                   September 30, 1999 and September 30, 1998
                             (Dollars in thousands)
                                  (Unaudited)

                                             Three Months
                                            Ended September   Nine Months Ended
                                                  30,           September 30,
                                            ----------------  ------------------
                                             1999     1998      1999      1998
                                            -------  -------  --------  --------
Net sales.................................  $53,536  $47,952  $281,819  $257,178
Operating costs and expenses:
  Cost of goods sold......................   25,224   25,407   137,925   127,102
  Advertising and promotion expenses......    4,115    4,173    29,024    29,226
  Selling, general and administrative
   expenses...............................   16,425   14,152    54,331    50,138
  Recapitalization transaction fees.......      --       --     10,690       --
  Change of control bonuses...............      --       --      8,645       --
  Severance charge........................      --       --      1,606       --
  Non-recurring litigation charges........      --       --      1,500     1,200
                                            -------  -------  --------  --------
    Total operating costs and expenses....   45,764   43,732   243,721   207,666
                                            -------  -------  --------  --------
Operating income..........................    7,772    4,220    38,098    49,512
Interest expense (income).................    9,020      (93)   26,388       961
                                            -------  -------  --------  --------
Income (loss) before provision for income
 taxes, discontinued operations and
 extraordinary item.......................   (1,248)   4,313    11,710    48,551
Income tax expense........................    1,693       76     9,468       855
                                            -------  -------  --------  --------
Income (loss) from continuing operations,
 before extraordinary item................   (2,941)   4,237     2,242    47,696
Income from discontinued operations, net
 of tax...................................      --       424       --      1,378
                                            -------  -------  --------  --------
Income (loss) before extraordinary item...   (2,941)   4,661     2,242    49,074
Extraordinary loss from early
 extinguishment of debt, net of income tax
 benefit of $1,425........................      --       --     (2,325)      --
                                            -------  -------  --------  --------
Net income (loss).........................  $(2,941) $ 4,661  $    (83) $ 49,074
                                            =======  =======  ========  ========



                See accompanying notes to financial statements.

                         UNITED INDUSTRIES CORPORATION

                            STATEMENTS OF CASH FLOWS

                   September 30, 1999 and September 30, 1998
                             (Dollars in thousands)
                                  (Unaudited)

                                                           Nine months Ended
                                                             September 30,
                                                           -------------------
                                                             1999       1998
                                                           ---------  --------
Cash flows from operating activities:
  Net income (loss)....................................... $     (83) $ 49,074
    Loss from early extinguishment of debt................     3,750       --
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Income from discontinued operations...................       --     (1,378)
    Deferred compensation.................................     2,700       --
    Depreciation and amortization.........................     3,468     2,742
    Recapitalization transaction fees.....................    10,690       --
    Amortization of deferred financing fees...............     1,493       --
    Provision for deferred income tax expense.............     8,043       --
    Changes in assets and liabilities:
      Increase in accounts receivable.....................   (15,575)  (17,842)
      Decrease in inventories.............................     5,457    15,573
      Decrease in prepaid expenses........................       820       801
      (Decrease) increase in accounts payable and accrued
       expenses...........................................    (3,649)    3,884
      Increase in other assets............................      (413)      (17)
      Other, net..........................................       188        60
                                                           ---------  --------
        Cash flow from continuing operations..............    16,889    52,897
        Cash flow from discontinued operations............       --        765
                                                           ---------  --------
        Net cash provided by operating activities.........    16,889    53,662
Investing activities:
  Purchases of equipment and leasehold improvements.......    (1,499)   (2,489)
  Increase in amounts due from affiliates.................       --    (13,949)
                                                           ---------  --------
  Cash used by investing activities--continuing
   operations.............................................    (1,499)  (16,438)
  Cash used by investing activities--discontinued
   operations.............................................       --       (145)
                                                           ---------  --------
        Net cash used by investing activities.............    (1,499)  (16,583)
Financing activities:
  Redemption of common stock..............................  (337,896)      --
  Transaction costs related to the Recapitalization.......   (11,378)      --
  Net advances to affiliated company......................    (5,700)      --
  Issuance of common stock................................     1,990       --
  Shareholder equity contribution.........................     8,425       --
  Debt issuance costs.....................................   (19,271)      --
  Proceeds from the issuance of debt......................   520,205    73,895
  Payment on debt.........................................  (160,162)  (66,905)
  Repayment of note receivable from employee..............       250       --
  Issuance of treasury stock..............................       --     (5,818)
  Distributions paid......................................       --    (38,392)
                                                           ---------  --------
        Net cash used by financing activities.............    (3,537)  (37,220)
Net increase (decrease) in cash and cash equivalents......    11,853      (141)
Cash and cash equivalents--beginning of period............       --        316
                                                           ---------  --------
Cash and cash equivalents--end of period.................. $  11,853  $    175
                                                           =========  ========


                See accompanying notes to financial statements.

                         UNITED INDUSTRIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                            (Dollars in thousands)

                                  (Unaudited)

Note 1--Basis of presentation

Interim Financial Statements

   The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the annual report of United Industries Corporation (the "Company") for the year ended December 31, 1998.

Note 2--Recapitalization of the Company and other matters

   On January 20, 1999, pursuant to a recapitalization agreement with UIC Holdings, L.L.C. (the "Equity Investor"), which is owned by Thomas H. Lee Equity Fund IV, L.P. ("THL Fund IV" and, together with its affiliates, the "THL Parties"), the Company was recapitalized (the "Recapitalization") in a transaction in which: (i) the Equity Investor purchased common stock from our existing stockholders for approximately $254.7 million; (ii) The Company's senior managers purchased common stock from our existing stockholders for approximately $5.7 million; and (iii) the Company used the net proceeds of a senior subordinated facility (the "Senior Subordinated Facility") and borrowings under a senior credit facility (the "Senior Credit Facility") to redeem a portion of the common stock held by the Company's existing stockholders. Following the Recapitalization, the Equity Investor owns approximately 91.9% of the Company's issued and outstanding common stock, the existing stockholders retain approximately 6.0% and the Company's senior managers own approximately 2.1%. On January 20, 1999, the total transaction value of the Recapitalization was approximately $652.0 million, including related fees and expenses, and the implied total equity value following the Recapitalization was approximately $277.0 million. The total consideration paid to redeem the Company's common stock was subject to both upward and downward adjustments based on the Company's working capital on the date of the Recapitalization and the excess taxes of certain stockholders arising from the Company's Section 338(h)(10) election. In October 1999, the Company reached an agreement with these stockholders on the method used to compute their excess taxes. Based upon this computation method, the Company believes that its estimated liability for the excess taxes of these stockholders is approximately $13.0 million, of which the Company has recorded a charge to equity of $5.8 million for the nine months ended September 30, 1999. The Company will record an additional charge of $7.2 million in the fourth quarter of 1999, for an aggregate charge of $13.0 million for excess taxes. The total consideration was not required to be adjusted based on the Company's working capital on the date of the Recapitalization. The final transaction value for the Recapitalization after these adjustment provisions was approximately $659.2 million.

   On January 20, 1999, the Recapitalization was funded by: (i) $225.0 million of borrowings under the Senior Credit Facility; (ii) $150.0 million of borrowings under the Senior Subordinated Facility; (iii) approximately $254.7 million equity investment by the THL Parties through the Equity Investor; (iv) approximately $5.7 million equity investment by the Company's senior management team; and (v) equity retained by the Company's existing stockholders having an implied fair market value of approximately $16.6 million.

   The Recapitalization was accounted for as a leveraged recapitalization, which had no impact on the Company's historical basis of assets and liabilities for financial reporting purposes.

                         UNITED INDUSTRIES CORPORATION

                            (Dollars in thousands)

                                  (Unaudited)


Note 2--Recapitalization of the Company and other matters (continued)

   The Senior Subordinated Facility was redeemed through the issuance of 9 7/8% Senior Subordinated Notes due 2009. In connection with this redemption, the Company incurred an extraordinary loss from the early extinguishment of debt, net of tax of $2,325.

   For the nine months ended September 30, 1999, the Company has recorded $36,449 in fees and expenses associated with the Recapitalization. Such total fees and expenses consist of: (i) fees and expenses related to the transactions, including bank commitment fees and underwriting discounts and commissions; (ii) professional, advisory and investment banking fees and expenses; and (iii) miscellaneous fees and expenses such as printing and filing fees. The fees and expenses that could be specifically identified as relating to the issuance of debt were capitalized and will be amortized over the life of the debt as interest expense. The fees and expenses that could be specifically identified as relating to the equity transactions were charged directly to equity. Other transaction fees were allocated between debt and recapitalization transaction fees based on the Company's estimate of the effort spent in the activity giving rise to the fee or expense. The allocation of fees and expenses to the debt, equity and recapitalization transaction fees is as follows:

                                                       Recapitalization
                                         Debt   Equity Transaction Fees Totals
                                        ------- ------ ---------------- -------
   Direct costs........................ $16,543 $6,488     $   --       $23,031
   Allocated costs.....................   2,728    --       10,690       13,418
                                        ------- ------     -------      -------
     Total fees and expenses........... $19,271 $6,488     $10,690      $36,449
                                        ======= ======     =======      =======

   In connection with the Recapitalization of the Company as described above, the Company formed a wholly-owned subsidiary DW Wej-it, Inc., a Delaware corporation ("DW"). All of the Company's assets and liabilities related to the Company's business of manufacturing and marketing construction anchoring fasteners and providing contract-manufacturing services in metals fabrication (which is collectively referred to as the "Metals Business") were contributed to DW. Effective January 1, 1999, the Company distributed all of the shares of capital stock of DW owned by the Company to its shareholders.

   For the nine months ended September 30, 1999, the Company recorded various charges as follows (i) change of control bonuses to some members of senior management totaling $8,645, which were contractually required as a result of the Recapitalization (Senior management reinvested $2,700 of their change in control bonuses in the Company's common stock through a Grantor Trust); and
(ii) $1,606 of severance charges incurred as a result of the President and Chief Executive Officer's termination of employment with the Company.

Note 3--Common stock and stock split

   The Company's articles of incorporation previously authorized 20,000 shares of $1.00 par value Class A Voting shares and 20,000 shares of $1.00 par value Class B Non-Voting shares. At December 31, 1998, 740 Class A Voting shares and 740 Class B Non-Voting shares were outstanding.

   On January 20, 1999, the Company's Board of Directors declared an 83,378.37838 to 1 stock split and increased the Company's authorized capital to 65 million shares, of which 32.5 million have been designated as Class A Voting Common Stock and 32.5 million have been designated as Class B Non-Voting Common Stock. As of January 20, 1999, there were 27.7 million shares of Class A Voting Common Stock outstanding and 27.7 million shares of Class B Non-Voting Common Stock outstanding. In conjunction with the stock split, the Company's board of directors reduced the par value of both the Class A Voting shares and Class B Non-Voting shares to $0.01 per share.

                         UNITED INDUSTRIES CORPORATION

                             (Dollars in thousands)

                                  (Unaudited)


Note 4--Inventories

   Inventories at September 30, 1999 and December 31, 1998 are as follows:

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
      Raw materials..................................    $ 6,084      $ 7,748
      Finished goods.................................     29,903       33,696
                                                         -------      -------
        Total inventories............................    $35,987      $41,444
                                                         =======      =======

Note 5--Other Assets

   Other assets at September 30, 1999 and December 31, 1998 consist of:

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
      Goodwill.......................................    $ 7,988      $ 7,988
      Accumulated amortization.......................     (1,909)      (1,744)
                                                         -------      -------
                                                           6,079        6,244
      Debt issuance costs, net of amortization.......     14,028          --
      Other..........................................        911          704
                                                         -------      -------
        Total other assets...........................    $21,018      $ 6,948
                                                         =======      =======

Note 6--Accrued expenses

   Accrued expenses at September 30, 1999 and December 31, 1998 consist of:

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
      Advertising and promotional expenses...........    $10,150      $ 5,018
      Recapitalization fees and expenses.............      5,800          --
      Settlement charges.............................      1,200        1,200
      Severance......................................      1,115          --
      Commissions....................................        417          262
      Cash overdraft.................................        --         3,148
      Litigation expenses............................        --         1,121
      Freight expense................................        --           238
      Other..........................................      1,669        1,718
                                                         -------      -------
        Total accrued expenses.......................    $20,351      $12,705
                                                         =======      =======

Note 7--Income taxes

   In conjunction with the Recapitalization, the Company converted from an "S" corporation to a "C" corporation. The impact of the conversion was a charge of $2,062, which has been reflected as income tax expense in the accompanying financial statements.

                         UNITED INDUSTRIES CORPORATION

                            (Dollars in thousands)

                                  (Unaudited)

Note 7--Income taxes (continued)

   Deferred income taxes were recorded for the temporary differences that were created in conjunction with the Recapitalization and conversion to a "C" Corporation. The deferred income taxes were as follows on 1/21/99:

      Goodwill....................................................... $ 266,300
      Equipment and leasehold improvements...........................    (2,668)
      Other..........................................................       606
                                                                      ---------
      Gross deferred tax asset.......................................   224,238
      Valuation allowance............................................  (113,150)
                                                                      ---------
      Net deferred tax asset......................................... $ 111,088
                                                                      =========

   The temporary difference for goodwill results from the step up in tax basis due to the recapitalization while maintaining historical basis for book purposes. This benefit will be realized over 15 years. Based on historical levels of income and the length of time required to utilize this benefit, a valuation allowance representing 50% of the total benefit has been established.

   Deferred tax assets and liabilities included in the balance sheet at September 30, 1999 are as follows:

      Deferred income tax............................................. $107,574
      Other liabilities...............................................   (2,668)
                                                                       --------
                                                                       $104,906
                                                                       ========

Note 8--Commitments and transactions with related parties

   The Company leases the majority of its operating facilities from a company owned by a significant shareholder of the Company under various operating leases expiring December 31, 1999. Minimum annual rentals under these operating leases amount to approximately $2,637. The Company has options to renew the leases on a year-to-year basis for an additional ten years, beginning January 1, 2000. The Company leases a portion of its operating facilities from the same company under a sublease agreement expiring on December 31, 2005 with minimum annual rentals ranging from $140 to $368. The Company has two, five-year options to renew the lease, beginning January 1, 2006.

   The Company is also obligated under other operating leases for use of warehouse space. The leases expire at various dates through January 31, 2001. Three of the leases provide as many as three five-year options to renew. Management believes that the terms and expenses associated with the related party leases described above are similar to those negotiated by unrelated parties at arm's length.

   In connection with the Recapitalization Agreement, the Company entered into a professional service agreement with the Thomas H. Lee Company. The agreement extends for a term of three years, beginning January 20, 1999, and automatically extends for successive one-year periods thereafter, unless the parties give 30 days' notice prior to the end of the term. The agreement provides that the Thomas H. Lee Company will receive $62.5 per month for management and other consulting services provided to the Company. For the nine months ended September 30, 1999, the Company has paid $522 under this agreement. The agreement also provides that the Company will reimburse out-of-pocket expenses incurred in connection with management advisory services.

                         UNITED INDUSTRIES CORPORATION

                            (Dollars in thousands)

                                  (Unaudited)


Note 9--Contingencies

   In March 1998, a judgement for $1,200 was entered against the Company for a lawsuit filed in 1992 by the spouse of a former employee claiming benefits from a Company-owned key man life insurance policy. On August 24, 1999 the Missouri Court of Appeals, Eastern District, affirmed the trial court's decision. The Company has filed an application to transfer the case to the Missouri Supreme Court for further review. The Company has reflected the judgement amount as non-recurring litigation charges for the nine months ended September 30, 1998, of which no amounts have been paid as of September 30, 1999.

   In October 1998, the FTC and several state attorneys general filed a suit against the Company seeking to enjoin the Company's advertising of Spectracide Terminate as a "termite home defense system." The suit alleges that the Company made deceptive and unsubstantiated claims regarding Spectracide Terminate; the Company has denied the allegations. The Company has entered into a settlement agreement regarding its advertising claims with the FTC and the state attorney generals involved in the litigation. As part of the settlement, the Company agreed that it would not, without competent and reliable scientific evidence, represent to consumers that: (a) use of Spectracide Terminate alone is effective in preventing terminate infestations or eliminating active termite infestations; (b) Spectracide Terminate provides "protection for you home against subterranean termites"; and (c) Spectracide Terminate is a "termite home defense system" or make any representations comparing the performance of Spectracide Terminate to other termite control methods. The Company further agreed to apply to the federal EPA to rename the product as "Spectracide Terminate" (without reference to "termite home defense system"). The agreement provides that the Company may describe the product as a "do-it-yourself termite killing system for subterranean termites." Finally, in virtually any advertisement that indicates, either expressly or implicitly, that Spectracide Terminate kills termites or prevents termite damage or infestation, the Company agreed to make the following disclosure: "Not recommended as sole protection against termites, and for active infestations, get a professional inspection." The Company incurred charges from this suit totaling $1,100, including $400 paid to 10 states' attorneys general for reimbursement of their legal expenses and $700 for other legal expenses we incurred in connection with this suit. These expenses were reflected as non-recurring litigation charges in the fourth quarter of 1998 and were paid in the first quarter of 1999.

   In March 1999, the Company took a charge of $1,500 to primarily reserve for the expected cost of an adverse judgement on a counterclaim. On July 29, 1999, the Company paid $900 in liquidating damages and $112 in past commissions in settlement of this case. The remaining amounts accrued in connection with the $1,500 charge will primarily be used to cover unpaid legal costs associated with this case.

   The Company is involved in litigation and arbitration proceedings in the normal course of business that assert product liability and other claims. The Company is contesting all such claims. When it appears probable in management's judgment that the Company will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, appropriate liabilities are recorded in the financial statements and charges are made against earnings.

   Management believes the possibility of a material adverse effect on the Company's consolidated financial position, results of operations and cash flows from the claims and proceedings described above is remote.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   The Company is the leading manufacturer and marketer of value-oriented branded products for the consumer lawn and garden pesticide and household insecticide markets in the United States. The Company manufactures and markets one of the broadest lines of pesticides in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents and water-soluble fertilizers, under a variety of brand names.

Results of Operations

   The following discussion regarding results of operations refers to net sales, cost of goods sold, advertising and promotion expenses and selling and general and administrative expenses which the Company defines as follows:

  . Net sales are gross sales of products sold to customers upon shipment of product less any customer discounts from list price and customer returns.

  . Cost of goods sold includes chemicals, container and packaging material costs as well as direct labor, outside labor, manufacturing overhead and freight.

  . Advertising and promotion expenses includes the cost of advertising products through national and regional media as well as the advertising and promotion of products through cooperative programs with retailers.

  . Selling and general and administrative expenses includes all costs associated with the selling and distribution of product, product registrations, and administrative functions such as finance, information systems and human resources.

   The following table sets forth the percentage relationship of certain items in the Company's income statement to net sales for the three months ended September 30, 1999 and the three months ended September 30, 1998:

                                           Three Months Ended Three Months Ended
                                           September 30, 1998 September 30, 1999
                                           ------------------ ------------------
Net sales:
  Value brands...........................         72.7%              71.6%
  Opening price point brands.............         27.3               28.4
                                                 -----              -----
Total net sales..........................        100.0              100.0
Operating costs and expenses:
  Cost of goods sold.....................         53.0               47.1
  Advertising and promotion expenses.....          8.7                7.7
  Selling, general and administrative
   expenses..............................         29.5               30.6
                                                 -----              -----
Total operating costs and expenses.......         91.2               85.4
                                                 -----              -----
Operating income.........................          8.8               14.6
Interest (income) expense................         (0.2)              16.8
                                                 -----              -----
Income (loss) before provision for income
 taxes and discontinued operations.......          9.0               (2.2)
Income tax expense.......................          0.2                3.2
                                                 -----              -----
Income (loss) from continuing operations.          8.8%              (5.4%)
                                                 =====              =====

Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998

   Net Sales. Net sales increased 11.5% to $53.5 million for the three months ended September 30, 1999 from $48.0 million for the three months ended September 30, 1998. This increase was driven by expanded distribution of the company's value brands and opening price point brands at home improvement centers and mass merchandisers as well as the continued shift in consumer preferences toward value and opening price point brands. Net sales of the Company's value brands increased 9.7% to $38.3 million for the three months ended September 30, 1999 from $34.9 million for the three months ended September 30, 1998. This increase was a result of continued growth of the Company's core value brands including Bag-a-Bug, Hot Shot and Cutter. Net sales of opening price point brands increased 16.0% to $15.2 million for the three months ended September 30, 1999 from $13.1 million for the three months ended September 30, 1998 driven by the continued rapid pace of store openings by the Company's top retail customers.

   Gross Profit. Gross profit increased 25.8% to $28.3 million for the three months ended September 30, 1999 compared to $22.5 million for the three months ended September 30, 1998. As a percentage of sales, gross profit increased to 52.9% for the three months ended September 30, 1999 as compared to 47.0% for the three months ended September 30, 1998. The increase in gross profit as a percentage of sales was the result of lower material costs primarily driven by increased supplier rebates which were received earlier in 1999 than in 1998.

   Advertising and Promotion Expenses. Advertising and promotion expenses decreased 2.4% to $4.1 million for the three months ended September 30, 1999 compared to $4.2 million for the three months ended September 30, 1998 due to a reduction in cooperative advertising costs with grocery store customers in the third quarter of 1999. This decrease was offset by increased cooperative advertising with home improvement centers due to continued store expansion.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 15.5% to $16.4 million for the three months ended September 30, 1999 from $14.2 million for the three months ended September 30, 1998. As a percentage of net sales, selling, general and administrative expenses increased to 30.6% for the three months ended September 30, 1999 from 29.5% for the three months ended September 30, 1998. The overall increase in selling, general and administrative expenses was related to higher selling, marketing and distribution costs to support the growth in sales.

   Operating Income. Operating income increased 85.7% to $7.8 million for the three months ended September 30, 1999 from $4.2 million for the three months ended September 30, 1998. As a percentage of net sales, operating income increased to 14.6% for the three months ended September 30, 1999 from 8.8% for the three months ended September 30, 1998 as a result of the factors described above.

   Income tax expense. For the three months ended September 30, 1999, the Company's effective income tax rate reflects a reduction in the estimated utilization of the goodwill deduction in fiscal year 1999 and the related change in the valuation allowance.

   The following table sets forth the percentage relationship of certain items in the Company's income statement to net sales for the nine months ended September 30, 1999 and the nine months ended September 30, 1998:

                                          Nine Months Ended  Nine Months Ended
                                          September 30, 1998 September 30, 1999
                                          ------------------ ------------------
Net sales:
  Value brands...........................        77.2%              75.7%
  Opening price point brands.............        22.8               24.3
                                                -----              -----
Total net sales..........................       100.0              100.0
Operating costs and expenses:
  Cost of goods sold.....................        49.4               48.9
  Advertising and promotion expenses.....        11.4               10.3
  Selling, general and administrative
   expenses..............................        19.5               19.3
  Recapitalization transaction fees......         --                 3.8
  Change of control bonuses..............         --                 3.1
  Severance charge.......................         --                 0.6
  Non-recurring litigation charges.......         0.5                0.5
                                                -----              -----
Total operating costs and expenses.......        80.8               86.5
                                                -----              -----
Operating income.........................        19.2               13.5
Interest expense.........................         0.4                9.4
                                                -----              -----
Income before provision for income taxes
 and discontinued operations.............        18.8                4.1
Income tax expense.......................         0.3                3.3
                                                -----              -----
Income from continuing operations........        18.5%               0.8%
                                                =====              =====

Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998

   Net Sales. Net sales increased 9.6% to $281.8 million for the nine months ended September 30, 1999 from $257.2 million for the nine months ended September 30, 1998. This increase was driven by a combination of factors including:

  . the continued shift of consumers' preferences towards value and opening price point brands;

  .  new product introductions, including Spectracide Pro; and

  . expanded distribution at home improvement centers and mass merchandisers through increased shelf space and continued store expansion.

   Net sales of the Company's value brands increased 7.4% to $213.2 million for the nine months ended September 30, 1999 from $198.6 million for the nine months ended September 30, 1998. This increase was a result of continued growth of core value brands including Spectracide, Bag-a-Bug, Hot Shot and Cutter and the introduction of Spectracide Pro. Net sales of opening price point brands increased 17.1% to $68.6 million for the nine months ended September 30, 1999 from $58.6 million for the nine months ended September 30, 1998 driven by the continued rapid pace of store openings by the Company's top retail customers.

   Gross Profit. Gross profit increased 10.6% to $143.9 million for the nine months ended September 30, 1999 compared to $130.1 million for the nine months ended September 30, 1998. As a percentage of sales, gross profit increased slightly to 51.1% for the nine months ended September 30, 1999 as compared to 50.6% for the nine months ended September 30, 1998. This increase in gross profit as a percentage of sales was the result of lower material costs primarily driven by increased supplier rebates which were received earlier in 1999 than in 1998. For the nine months ended September 30, 1999, the Company recorded a charge of $1.1 million to cost of goods sold for the write-off of the Company's "Citro-Glow" candle inventory. The Company discontinued the production of this product line during 1999 and chose to dispose of the inventory by selling it through discount channels at prices below cost. If this charge had not been recorded, gross profit for the nine months ended September 30, 1999 would have been 51.5% of sales and would have increased 11.5% to $145.0 million as compared to $130.1 million for the nine months ended September 30, 1998.

   Advertising and Promotion Expenses. Advertising and promotion expenses decreased 0.7% to $29.0 million for the nine months ended September 30, 1999 compared to $29.2 million for the nine months ended September 30, 1998 due to a reduction in cooperative advertising costs with grocery store customers in the third quarter of 1999. This decrease was offset by increased cooperative advertising with home improvement centers due to continued store expansion. For the nine months ended September 30, 1999, the Company recorded a charge of $0.9 million related to deductions taken by customers for advertising and promotional spending in excess of contractual obligations for which the Company elected not to pursue collection. This charge has been included in advertising and promotion expense for the nine months ended September 30, 1999. If this charge had not been recorded in the nine months ended September 30, 1999, advertising and promotional expenses would have decreased 3.8% to $28.1 as compared to $29.2 million for the nine months ended September 30, 1998.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 8.4% to $54.3 million for the nine months ended September 30, 1999 from $50.1 million for the nine months ended September 30, 1998. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 19.3% for the nine months ended September 30, 1999 from 19.5% for the nine months ended September 30, 1998. The overall increase in selling, general and administrative expenses was related to higher selling, marketing and distribution costs to support the growth in sales.

   Recapitalization Transaction Fees. As of September 30, 1999, the Company recorded $36.4 million in fees and expenses associated with the Recapitalization. Fees and expenses that could be specifically identified as relating to the issuance of debt were capitalized and will be amortized over the life of the debt as interest expense. The fees and expenses that could be specifically identified as relating to the equity transactions were charged directly to equity. Other transaction fees were allocated between debt and recapitalization transaction fees expense based on the Company's estimate of the effort spent in the activity giving rise to the fee or expense. For the nine months ended September 30, 1999, the Company recorded a charge of $10.7 million for recapitalization transaction fees. In October, 1999, the Company reached an agreement with certain stockholders on the method used to compute their excess taxes. Based upon this computation method, the Company believes its estimated liability for the excess taxes of these stockholders is approximately $13.0 million, of which the Company has recorded a charge of $5.8 million for the nine months ended September 30, 1999. The Company will record an additional charge of $7.2 million in the fourth quarter of 1999 for an aggregate charge of $13.0 million for excess taxes. This amount will be charged to equity as additional costs of the treasury stock redemption.

   Change of Control Bonuses. For the nine months ended September 30, 1999, the Company recorded charges for change of control bonuses paid to some members of senior management amounting to $8.6 million which were contractually required as a result of the Recapitalization.

   Severance Charges. For the nine months ended September 30, 1999, the Company recorded a severance charge of $1.6 million incurred as a result of the Company's President and Chief Executive Officer's termination of employment with the Company.

   Non-recurring Litigation Charges. The Company recorded non-recurring litigation charges of $1.5 million for the nine months ended September 30, 1999 and $1.2 million for the nine months ended September 30, 1998. In March 1999, the Company took a charge of $1.5 million to primarily reserve for the expected cost of an adverse judgment on a counterclaim. On July 29, 1999, the Company paid $900 in liquidating damages and $112 in past commissions. The remaining amounts accrued in connection with the $1,500 charge will primarily be used to cover unpaid legal costs associated with this case.

   Charges recorded as of September 30, 1998 of $1.2 million were related to legal proceedings pertaining to a suit filed in 1992 by the spouse of a former employee claiming benefits from a Company-owned key man life insurance policy.

   EBITDA for the nine months ended September 30, 1999 was $64.0 million, which excludes charges recorded for recapitalization transaction fees, change of control bonuses, a severance charge and non-recurring litigation charges. If the Company had excluded the $1.1 million write-off of the Company's "Citri-Glow" candle inventory and the $0.9 million charge related to advertising deductions taken by customers in excess of contractual obligations, EBITDA would have been $66.0 million for the nine months ended September 30, 1999.

   Operating Income. Operating income decreased 23.0% to $38.1 million for the nine months ended September 30, 1999 from $49.5 million for the nine months ended September 30, 1998. As a percentage of net sales, operating income decreased to 13.5% for the nine months ended September 30, 1999 from 19.2% for the nine months ended September 30, 1998, primarily as a result of charges related to the Company's Recapitalization, as described above.

   Income tax expense. In conjunction with the Recapitalization, the Company converted from an "S" corporation to a "C" corporation. The one-time impact of this conversion was $2.1 million. The Company's effective income tax rate reflects the one time impact of the conversion from an "S" corporation to a "C" corporation, offset by the estimated fiscal year 1999 benefit related to the step up in tax basis in conjunction with the Recapitalization.

Liquidity and Capital Resources

   Historically, the Company has utilized internally generated funds and borrowings under credit facilities to meet ongoing working capital and capital expenditure requirements. As a result of the Recapitalization, the Company has significantly increased its cash requirements for debt service relating to the Company's 9 7/8 Series B Registered Senior Subordinated Notes and Senior Credit Facility. As of September 30, 1999, the Company had total debt outstanding of $372.3 million. The Company will rely on internally generated funds and, to the extent necessary, borrowings under the Company's revolving credit facility to meet liquidity needs.

   The Company's Senior Credit Facility consists of:

  . The $110.0 million revolving credit facility, under which no borrowings were outstanding at September 30, 1999;

  . The $75.0 million Term Loan A ($65.0 million outstanding at September 30, 1999); and

  . The $150.0 million Term Loan B ($148.5 million outstanding at September 30, 1999).

   The Company's revolving credit facility and Term Loan A mature six years from the closing date of the Senior Credit Facility, and Term Loan B matures seven years from the closing date of the Senior Credit Facility. The revolving credit facility is subject to a clean-down period during which the aggregate amount outstanding under the revolving credit facility shall not exceed $10.0 million for 30 consecutive days occurring during the period August 1 and November 30 in a calendar year. The Company has $150.0 million of 9 7/8% Series B Registered Senior Subordinated Notes that mature on April 1, 2009.

   The Company's principal liquidity requirements are for working capital, capital expenditures and debt service under the Senior Credit Facility and the senior subordinated notes. Cash flow from continuing operations provided net cash of $16.9 million and $52.9 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. Net cash used by operating activities fluctuates during the year as the seasonal nature of the Company's sales results in a significant increase in working capital (primarily accounts receivable and inventory) during the first half of the year, with the second and third quarters being significant cash collection periods.

   Capital expenditures are related to the enhancement of the Company's existing facilities and the construction of additional productions and distribution capacity. Cash used for capital expenditures was $1.5 million and $2.5 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. In addition, the Company entered into a capital lease agreement in March 1999 for $9.2 million. Cash used for capital expenditures for the remainder of 1999 is expected to be less than $1.0 million.

   Principal on the Term Loan A is required to be repaid quarterly in annual amounts of $10.0 million for years one through four and $17.5 million for years five and six after the closing of the Senior Credit Facility. Principal on the Term Loan B is required to be repaid quarterly in annual amounts of $1.5 million for the first six years and $141.0 million for the seventh year after the closing of the Senior Credit Facility. Principal on the 9 7/8 Series B Registered Senior Subordinated Notes is required to be repaid on April 1, 2009. On September 30, 1999, principal payments on Term Loans A and B of $7.5 million and $1.1 million, respectively, were paid, which includes optional principal prepayments of $5.0 million and $0.8 on Term Loan A and Term Loan B, respectively.

   The Company believes that cash flow from operations, together with available borrowings under the revolving credit facility, will be adequate to meet the anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments for at least the next two years. Because a portion of the Company's debt bears interest at floating rates, the Company's financial condition is and will continue to be affected by changes in prevailing interest rates.

Seasonality

   The Company's business is highly seasonal because the Company's products are used primarily in the spring and summer. For the past two years, approximately 75% of the Company's net sales have occurred in the first and second quarters. The Company's working capital needs, and correspondingly the Company's borrowings, peak near the end of the Company's first quarter.

Recently Issued Accounting Pronouncements

   The Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS 133 provides standards on accounting and disclosure for derivative instruments and requires that all derivatives be measured at fair value and reported as either assets or liabilities on the balance sheet. The Company will be required to adopt this statement no later than the beginning of fiscal year 2001. The Company has not completed the analysis to determine the impact of this statement on the Company's financial statements; however, the impact is not expected to be material.

Year 2000 Compliance

   The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000.

   In connection with a $2.5 million management information systems upgrade, the Company has substantially completed an inventory of computer programs and assessed year 2000 readiness. The Company's information systems and computer programs include programs developed for the Company's proprietary management information system. For programs which were identified as not being year 2000 ready, the Company repaired or replaced the programs and has substantially completed performing appropriate testing for year 2000. The Company believes that substantially all of the Company's information systems are year 2000 compliant.

   Costs related to the year 2000 issue are included in the $2.5 million management information systems upgrade. The Company estimates that the remaining testing, repair and replacement necessary to complete the Company's year 2000 compliance program will cost less than $1.0 million. The Company does not anticipate any additional costs relating to the year 2000 issue which would have a material adverse effect on the Company's financial condition or the Company's results of operations.

   While the Company believes all necessary work will be completed in a timely fashion, the Company cannot assure that all systems will be compliant by the year 2000, or that the systems of other companies and government agencies on which the Company relys will be compliant. The Company believes the most likely worst-case scenarios that the Company might confront with respect to the year 2000 issues have to do with the possible failure of third-party systems over which the Company has no control, including, but not limited to, satellite, power and telephone services. If these failures were not immediately corrected, the Company's supply and distribution functions would be temporarily disrupted or delayed. Disruptions of the Company's supply and distribution functions could also occur if any of the Company's personal computers receiving electronic data interchange transmissions from third-party suppliers were not Year 2000 compliant. The Company has exchanged Year 2000 information with most of the Company's third-party suppliers and major customers. Of the third-party suppliers and major customers the Company has contacted, over 90% have responded to the Company's requests for information. The Company has developed a contingency plan to facilitate electronic date interchange communication with the Company's main customers. The Company has installed special "window adjustment" software to intercept non-Year 2000 compliant electronic data interchange transmissions and electronically correct the transmission errors to make them Year-2000 compliant before the transmissions are completed in the Company's system. The Company will have replaced all non-Year 2000 personal computers utilized in the processing of electronic data interchange transmission by December 31, 1999. Based on the Company's assessment to date, the Company has not received any indication from a third party indicating that it expects to experience year 2000 non-compliance of a nature which would have a material impact on the Company. However, the risk remains that the Company's customers or other third parties may not have accurately determined their state of readiness, in which case these parties' lack of year 2000 compliance may have a material adverse effect on the Company's results of operations. The Company continues to monitor the year 2000 compliance of third parties with which the Company does business.

Forward Looking Statements

   This report and other public reports or statements made from time to time by the Company or its management may contain "forward-looking" statements concerning possible future events, objectives, strategies, trends or results. Such statements are identified either by the context in which they appear or by use of words such as "anticipate," "believe," "estimate," "expect," "plan" or the like.

   Readers are cautioned that any forward-looking statement reflects only the beliefs of the Company or its management at the time the statement is made. In addition, readers should keep in mind that, because all forward-looking statements deal with the future, they are subject to risks, uncertainties and developments that might cause actual events or results to differ materially from those envisioned or reflected in any forward-looking statement. Moreover, the Company does not have and does not undertake any duty to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made. For all of these reasons, forward-looking statements should not be relied upon as a prediction of actual future events, objectives, strategies, trends or results.

   It is not possible to anticipate and list all of the risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following: general economic and market conditions and risks, such as the rate of economic growth in the United States, inflation, interest rates, taxation, and the like; risks and uncertainties which could affect industries or markets in which the Company participates, such as growth rates and opportunities in those industries, or changes in demand for certain products; and factors which could impact costs, including but not limited to the availability and pricing of raw materials and the availability of labor and wage rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate

   The Company has not in the past used derivative financial instruments to hedge its exposure to interest rate risk. The table below provides information about the Company's long-term debt obligations sensitive to changes in interest rates as of September 30, 1999:

                                    Scheduled Maturity Date
                         --------------------------------------------------
                                                                            September 30, December 31,
                          1999    2000    2001    2002    2003   Thereafter     1999          1998
                         ------  ------  ------  ------  ------  ---------- ------------- ------------
                                                  (dollars in millions)
Principal fixed rate
 debt:
 9 7/8 Series B
  Registered Senior
  Subordinated Notes.... $  --   $  --   $  --   $  --   $  --     $150.0      $150.0        $ --
 Average interest rate..  9.875%  9.875%  9.875%  9.875%  9.875%    9.875%      9.875%         --
Principal variable rate
 debt:
 Senior Credit Facility
   Term Loan A..........    2.5    10.0    10.0    10.0    15.6      21.9        70.0          --
   Term Loan B..........    0.4     1.5     1.5     1.5     1.5     142.9       149.3          --
Miscellaneous debt......                                                          --           4.6
                                                                               ------        -----
Total debt..............                                                        369.3          4.6
Less: optional
 prepayments............                                                         (5.8)         --
Less: current
 maturities.............                                                        (11.5)        (0.9)
                                                                               ------        -----
Total long-term debt....                                                       $352.0        $ 3.7
                                                                               ======        =====

   Interest on Term Loan A and Term Loan B ranges from 200 to 325 basis points above LIBOR depending on certain financial ratios. LIBOR was 5.38% as of September 30, 1999. On September 30, 1999, the Company made optional prepayments on Term Loan A and Term Loan B of $5.0 million and $0.8 million, respectively.

Exchange Rate

   The Company does not use derivative instruments to hedge against foreign currency exposures related to transactions denominated in other than the Company's functional currency. Substantially all foreign currency transactions are denominated in United States dollars.

Commodity Price

   The Company does not use derivative instruments to hedge its exposures to changes in commodity prices. The Company utilizes various commodity and specialty chemicals in its production process. Purchasing procedures and arrangements with major customers serve to mitigate its exposure to price changes in commodity and specialty chemicals.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings.

   The Company has no reportable legal proceedings in the current period.

Item 2. Changes in Securities.

   None.

Item 3. Defaults Upon Senior Securities.

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted.

Item 5. Other Information.

   None.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

     Exhibit 27.1 Financial Data Schedule.

   (b) Reports on Form 8-K

     None.

                                  Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          United Industries Corporation


                                                 /s/ Daniel J. Johnston
Dated: November 12, 1999                  By: _________________________________
                                                    Daniel J. Johnston
                                                  Chief Financial Officer