Form 10-K
period 1999-12-31
UNITED INDUSTRIES CORP
filed 2000-03-30
CIK 1083200

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from to

                         Commission File No. 333-76055

                         UNITED INDUSTRIES CORPORATION
            (Exact name of registrant as specified in its charter)

               DELAWARE                              43-1025604
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

                              8825 Page Boulevard
                           St. Louis, Missouri 63114
          (Address of principal executive office, including zip code)

                                (314) 427-0780
             (Registrant's Telephone Number, Including Area Code)

       Securities registered pursuant to Section 12(b) of the Act: None


       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10K. (N/A)

   There is no established public market for the Registrant's common stock.

   As of March 30, 2000, the Registrant had 27,650,000 Class A voting and 27,650,000 Class B non-voting shares of common stock outstanding.

   Documents Incorporated by Reference: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

General

   United Industries Corporation (the "Company") is the leading manufacturer and marketer of value-oriented branded products for the consumer lawn and garden pesticide and household insecticide markets in the United States. The Company manufactures and markets one of the broadest lines of pesticides in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents and water-soluble fertilizers, under a variety of brand names. The Company's "value" and "opening price point" brands generally compete with higher priced premium brands.

   In 1999, the Company generated net sales, income (loss) from continuing operations and EBITDA of $304.0 million, $(9.3) million and $58.4 million, respectively. The management team has grown the Company's business by developing new products and acquiring strategic brands while also improving operating efficiencies. As a result, from 1995 to 1999 the Company's:

  . Net sales grew at a compound annual rate of 17.6%;

  . EBITDA grew at a compound annual rate of 26.4%; and

  . EBITDA margin increased from 14.4% to 19.2%.

Industry Overview

   Retail sales of consumer lawn and garden pesticides and household insecticides in the United States totaled $2.7 billion in 1999. Since 1995, the market for these products has grown at an average annual rate of approximately 3%. Historically, consumer lawn and garden care products have been distributed through a variety of retail channels, including home improvement centers, mass merchandisers, hardware stores, grocery and drug stores, warehouse clubs and garden centers. In recent years, as home improvement centers and mass merchandisers have added stores and expanded their lawn and garden care departments, consumers have increasingly purchased their lawn and garden care needs from these outlets due to their broader and deeper product offerings, competitive prices and convenient locations and hours.

Competitive Strengths

   Leading Value-Oriented Brands. The Company is the leading manufacturer and marketer of value-oriented branded products for the consumer lawn and garden pesticide and household insecticide markets in the United States. The Company's value and opening price point brands have driven a shift in the industry by offering innovative products comparable or superior in quality to premium brands at lower prices. As a result, the Company's products have developed significant brand awareness and customer loyalty.

   Strategic Partnerships With Leading Retailers. The Company has developed "strategic partnerships" with a number of leading national retailers in the fastest growing retail channels. The Company's four largest customers, Home Depot, Wal*Mart, Lowes and Kmart, each hold significant positions in the lawn and garden care market and have together opened approximately 1,000 net new stores over the last five years. As a result, the Company has been able to significantly increase sales as these retailers have added new stores and captured market share.

   Large, Exclusive Direct Sales Force. The Company has the largest direct sales force in the industry, with approximately 270 sales representatives dedicated to merchandising the Company's products. Each representative is responsible for approximately 30 retail outlets and typically visits each store on a weekly basis to merchandise shelf space, collect inventory data, record orders and educate in-store personnel about the Company's products. This process facilitates real time marketing, re-ordering and pricing decisions, helping to maximize store-level profitability. In addition, the Company's sales force helps to identify emerging trends and develop products to meet consumers' needs.

   Proprietary Management Information System. The Company's proprietary management information system provides real time data on sales, orders and inventories at each retail outlet, allowing targeted sales promotions and efficient inventory management. With same-day order processing and strategically located distribution centers throughout the United States, the Company is generally able to deliver products to retailers within 72 hours of an order, allowing retailers to maintain lower inventory levels, generate higher turns and minimize costly returns.

Business Strategy

   The Company plans to capitalize on its strengths and the favorable industry trends to enhance its leadership position in value and opening price point brands by implementing the following key elements of its business strategy:

   Enhance Value Brand Position. The Company plans to maintain focus on building its leading value brands for the consumer lawn and garden pesticide and household insecticide markets. The Company's strategy is to provide innovative products of comparable or superior quality to competitors at a lower price to appeal to the segment of consumers that desire a better value.

   Partner with Leading Retailers. The Company believes that its strong value brand position coupled with its operational expertise will allow the Company to partner with leading national retailers to develop opening price point brands. The Company currently manufactures and markets the opening price point brands for leading retailers such as Home Depot, Kmart and Lowes.

   Maximize Category Profitability for Retailers. The Company focuses on maximizing retailers' profitability in selling the Company's products by being a low-cost provider and leveraging the Company's one-step distribution. The Company is a low-cost provider as a result of its high level of vertical integration and patented water-based aerosol technology. The Company has a one-step distribution process through its approximately 270 person exclusive direct sales force, the largest in the industry.

   Leverage Distribution Network. The Company continually seeks to capitalize on its strong distribution network and relationship with retailers. The Company has increased its sales and improved operating leverage by supplying complementary product lines to retailers. The Company adds new products either through new product development or by acquiring product lines. The Company's new product development strategy has been to introduce innovative products that have superior performance, easy-to-understand packaging and value pricing. New products generate additional sales and generally provide higher margins to the Company and its retailers. The Company's brand acquisition strategy has been to selectively acquire product lines that can benefit from the Company's strong distribution network, product development expertise and other competitive strengths. Acquired product lines such as Peters(R) and Cutter(R) have experienced rapid growth upon integration into the Company's distribution network.

   Target Professional Market. While the primary end users of the Company's products have historically been household consumers, the Company has begun to target smaller independent pest control operators and lawn and garden care professionals through its existing retail channels. Historically, these professionals have purchased their pesticide and lawn and garden care products from commercial distributors. The Company believes that these professionals will increasingly utilize the home improvement center channel to take advantage of the competitive prices, convenience of locations and hours, delivery services and availability of credit offered. To benefit from and further drive this trend, the Company developed Spectracide Pro(R), a group of products designed specifically for the professional market. Launched in March 1999, this line of professional pesticides is supported by national advertising in relevant trade magazines, in-store promotional campaigns, an exclusive direct sales force and technical support. The Company believes that it can capitalize on its strong relationships with leading national retailers to gain a meaningful position in the professional market.

The Company's History

   The Company was founded in 1969 and initially focused on metal works and anchor and bolt production. In 1973, the Company acquired Spray Chem, a contract manufacturer of liquid and aerosol insecticides and herbicides. In 1985, the Company acquired Real-Kill and entered into the manufacturing and distribution of branded products. In 1988, the Company formed its core businesses through the acquisition of certain assets of various businesses of Chesebrough-

Ponds, a subsidiary of Unilever plc. The acquired brands included Spectracide(R), Hot Shot(R), Rid-a-Bug(R), Bag-a-Bug(R) and No-Pest(R), expanding the Company's products to include a wide array of value-oriented indoor and outdoor pesticides. In 1994, the Company acquired assets relating to the Cutter(R) brand from Miles, Inc. In 1995, the Company acquired assets from Alljack Company and Celex Corporation, including a license to use the Peters(R) brand name, the manufacturing rights of Kmart's opening price point brands, Krid(R) and Kgro(R), and the Shootout(R) and Gro Best(R) brand names.

   On January 20, 1999, pursuant to a Recapitalization Agreement with UIC Holdings, L.L.C., which is owned by Thomas H. Lee Equity Fund IV, L.P., the Company was recapitalized (the "Recapitalization") in a transaction in which:
(i) UIC Holdings, L.L.C. purchased common stock from the Company's existing stockholders for approximately $254.7 million; (ii) the Company's senior managers purchased common stock from the Company's existing stockholders for approximately $5.7 million; and (iii) the Company used the net proceeds of a Senior Subordinated Facility (which was subsequently refinanced by the issuance of new notes) and borrowings under a Senior Credit Facility to redeem a portion of the common stock held by the Company's existing stockholders. Following the Recapitalization, UIC Holdings, L.L.C. owned approximately 91.9% of the Company's issued and outstanding common stock, the existing stockholders retained approximately 6.0% and the Company's senior managers owned approximately 2.1%. On January 20, 1999, the total transaction value of the Recapitalization was approximately $652.0 million, including related fees and expenses, and the implied total equity value following the Recapitalization was approximately $277.0 million. In December 1999, the Company recorded a $7.2 million charge to equity to finalize costs associated with the Recapitalization, increasing the total transaction value to $659.2 million.


Products

   The Company manufactures and markets one of the broadest lines of pesticides in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents and water soluble fertilizers, under a variety of brand names. The Company's products have comparable or superior quality and performance to premium brands, but are typically priced at a 10% to 20% discount. The Company's value brands are targeted toward consumers who want products and packaging that are comparable or superior to premium brands, but at a lower price, while the Company's opening price point brands are designed for consumers who want quality products and packaging, but are extremely cost conscious. The following is a description of each of the Company's major products.

 Value Brands (80% of 1999 net sales)

   The Company sells a broad line of value brands marketed under such names as Spectracide(R), Spectracide Terminate(TM), Spectracide Pro(R), Hot Shot(R), Cutter(R) and Peters(R). Below is a description of each of the Company's value brands:

   Spectracide(R). The Spectracide(R) product line primarily consists of outdoor insect control products and herbicides, but also includes indoor insect control products, specialty items such as plant disease control and rose care products, and regional products such as fire ant killer and Japanese beetle traps.

   Spectracide Terminate(TM). Introduced in 1998, Spectracide Terminate(TM) is the first ever do-it-yourself consumer termite killing system. The product is based on professional bait stake technology and comes in 20 and 40 stake packages to meet the needs of a wide range of property sizes.

   Spectracide Pro(R). The Spectracide Pro(R) product line, which was introduced in March 1999, targets smaller independent lawn and garden care professionals and pest control operators. Many trade professionals are increasingly purchasing their supplies at home improvement centers. To benefit from this trend, the Company developed the Spectracide Pro(R) line, a group of products designed specifically for the professional market.

   Hot Shot(R). The Hot Shot(R) product line consists of household insecticides, including items such as roach and ant killers, flying insect killers, foggers, wasp and hornet killers, rodenticides, flea control products and, most recently, a new line of roach and ant baits.

   Cutter(R). Acquired from Miles, Inc. in 1994, the Cutter(R) product line provides protection for the entire family, ranging from area repellent citronella candles to products designed especially for use on children and the outdoorsman. The Company has repositioned Cutter(R) as a value brand and increased its distribution.

   Peters(R). The Peters(R) product line is a water-soluble fertilizer available in all-purpose formulations as well as specialty formulations for lawns, roses, tomatoes, orchids and azaleas. In 1999, the Company introduced new high-impact packaging graphics and new all-weather packaging material and merchandising displays to improve shelf appearance and allow the products to be displayed in the live goods departments of home improvement centers and mass merchandisers.

   Other Value Brands. The Company also manufactures and markets regional value brands in Florida and the Caribbean. Rid-a-Bug(R), sold exclusively in Florida, is a leading household pesticide product in that state. Real-Kill(R), marketed as a Spanish-labeled product throughout the Caribbean, has become the leading brand of household insecticides in Puerto Rico. The Company also manufactures private label products for hardware co-operatives and other retailers and produce under contract pesticides and other products for other customers.

 Opening Price Point Brands (20% of 1999 net sales)

   An important aspect of the Company's growth over the past few years has resulted from the Company's introduction of opening price point brands at home improvement centers and mass merchandisers. By introducing these products, the Company has effectively acquired shelf space at the expense of its competitors by displacing premium brands and lower quality regional brands. The Company's strategic retail partners have also benefited from the Company's introduction of opening price point brands through streamlined logistics, better inventory control and higher margins. Below is a description of each of the Company's opening price point brands.

   Real-Kill(R). In 1997, the Company repositioned Real-Kill(R), relaunching the brand exclusively at Home Depot as its opening price point brand. The brand consists of indoor and outdoor pesticides.

   No-Pest(R). In late 1997, the Company introduced No-Pest(R) exclusively at Lowes as its opening price point brand. The brand consists of indoor and outdoor pesticides.

   Krid(R), Kgro(R), Shootout(R) and Gro Best(R). In late 1995, the Company acquired the manufacturing operations, which produce the Kmart owned opening price point brands, Krid(R) and Kgro(R), and the brand names, Shootout(R) and Gro Best(R). These brands consist of indoor and outdoor pesticides and soluble fertilizers.

Customers

   The Company sells its products through all major retail channels, including home improvement centers, mass merchandisers, hardware stores, grocery and drug stores, wholesale clubs and garden centers. The Company is heavily dependent on Home Depot, Wal*Mart, Lowes and Kmart for a substantial portion of its sales. These four customers accounted for approximately 73%, 68% and 64% of net sales for 1999, 1998 and 1997, respectively.

   The Company manufactures and supplies products to hundreds of customers representing more than 70,000 retail stores across the United States and in select locations in Canada, Puerto Rico and the Caribbean. The Company's leadership position in the home improvement center and mass merchandiser channels is a key element of its past and future success. Industry wide, category sales continue to shift to the home improvement center and mass merchandiser channels. Sales are seasonal as approximately 75% of shipments will occur in the first two quarters of the fiscal year.

Sales and Marketing

   The Company conducts sales activities through its exclusive direct sales force, which consists of approximately 250 territory managers and 20 area sales managers. Territory managers are typically responsible for 30 retail stores and visit stores on a weekly basis to merchandise shelves and collect inventory data. Territory managers' store visits generate close to 1,000 store reports a day. The data collected includes real-time information on SKUs, inventory levels and sales. This data is used by territory managers and customers to develop promotional campaigns and merchandising plans that maximize store level sales and profitability. This process facilitates real-time marketing, re-ordering and pricing decisions. In addition, the Company supports the Spectracide Terminate(TM) product through employing a seasonal in-store sales force of approximately 100 people, and the Spectracide Pro(R) line by an outside sales force of 20 people.

   The Company's marketing department leads the new product development process and develops consumer support plans to help drive sales through the Company's strong distribution network. To promote the Company's products to consumers, the Company advertises on national and local television, radio and print media; develops consumer promotions; and engages in market research efforts.

Research and Development

   In 1999, 1998 and 1997, the Company spent $1.0, $0.8 and $0.6 million, respectively, on research and development. The Company's research and development department has developed over 80 new products since 1996. Although the Company's expertise is in applied formulation, items like the patented water-based aerosol technology, the exclusive formulation of diquat fusillade and the dual insect and disease control formulations were developed internally.

Raw Materials and Suppliers

   The key elements of the Company's products are various commodity and specialty chemicals including diazinon, Dursban(R) and sulfluramid, as well as packaging materials. The Company obtains raw materials from various suppliers. No one vendor is considered to be essential to the Company's operations, and the Company has never experienced a significant interruption of supply. Several of the Company's agreements with suppliers provide for price adjustments. In addition, some of the Company's agreements with suppliers provide for exclusivity rights, subject to minimum purchase requirements.

Competition

   The Company operates in a highly competitive market and competes against a number of national and regional brands. The Company's principal national competitors include: The Scotts Company, which markets products under the Ortho(R), Roundup(R) and Miracle-Gro(R) brand names; S.C. Johnson & Son, Inc., which markets products under the Raid(R) and OFF!(R) brand names; and The Clorox Company, which markets products under the Combat(R) and Black Flag(R) brand names.

Intellectual Property

   The Company operates and owns a substantial number of trademarks and tradenames including the following: Spectracide(R), Spectracide Terminate(TM), Spectracide Pro(R), Hot Shot(R), Rid-a-Bug(R), Bag-a-Bug(R), Real-Kill(R), No-Pest(R), Shootout(R) and Gro Best(R). The Company licenses the Cutter(R) trademark and other members of the Cutter(R) family of trademarks from Bayer Corporation and the Peters(R) and Peters Professional(R) trademarks from The Scotts Company. These licenses are, in effect, perpetual and exclusive.

Employees

   As of March 30, 2000, the Company had approximately 878 full-time employees. Approximately 300 of the Company's employees are covered by collective bargaining agreements, which expire in August, 2002, with Finishers, Maintenance Painters, Industrial and Allied Workers Local Union 980, AFL-CIO.

Environmental Matters

   The Company is subject to federal, state, local and foreign laws and regulations governing environmental matters. The Company's manufacturing operations are subject to requirements regulating air emissions, wastewater discharge, waste management, and the cleanup of contamination. Based on assessments conducted by independent environmental consultants the Company believes that it is in material compliance with these requirements and has no material environmental liabilities. The Company may be subject to fines or penalties if the Company fails to comply with these environmental laws and regulations. The Company does not anticipate any material capital expenditures for environmental controls in 2000.

   The Company's pesticide products must be reviewed and registered by EPA and similar state agencies or, in foreign jurisdictions, foreign agencies, before they can be marketed. The Company devotes substantial resources to maintaining compliance with these registration requirements. If the Company fails to comply, however, the affected pesticide could be suspended or canceled, and the Company could be subject to fines or penalties. Additionally, EPA is in the process of re-registering all pesticides and is requiring manufacturers to supply EPA with additional data regarding their pesticides. Where possible, the Company is working with trade associations to reduce the Company's cost of developing this data.

   The Company's fertilizer products must be reviewed and registered by each state prior to sale. The states typically check the weight of the product and the accuracy of the analysis statement on the packaging. Other consumer products the Company markets are subject to the safety requirements of the Consumer Product Safety Commission. If the Company fails to comply with any of these requirements, the Company could be suspended or prohibited from marketing the affected product.

Item 2. Properties

   The Company has two manufacturing facilities located in Vinita Park, Missouri and one Manufacturing facility in Plymouth, Michigan. Three types of product categories are manufactured at these facilities: aerosols, liquids and water-soluble fertilizers. The typical manufacturing process consists of four stages: batch, fill, label and pack. The Company currently produces over 300 SKUs through the Company's four aerosol production lines, three liquid production lines and two water-soluble fertilizer production lines. The Company's production lines are flexible and can operate at a variety of filling speeds and produce multiple shipping configurations. The Company uses outside manufacturers for the production of granular insecticides, baits and candles.

   The Company has four distribution centers, located in Vinita Park, Missouri; Allentown, Pennsylvania; Gainesville, Georgia; and Ontario, California.

Item 3. Legal Proceedings


   In March 1998, a judgement for $1.2 million was entered against the Company for a lawsuit filed in 1992 by the spouse of a former employee claiming benefits from a Company-owned key man life insurance policy. On August 24, 1999 the Missouri District Court of Appeals, Eastern District, affirmed the trial court's decision. On December 1, 1999, after the Missouri Supreme Court further reviewed the trial courts decision, the Company paid $1.3 million to satisfy the judgement entered in this case, including legal costs of $.1 million

   The Company is involved in litigation and arbitration proceedings in the normal course of business that assert product liability and other claims. The Company is contesting all such claims. When it appears probable in management's judgment that the Company will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, appropriate liabilities are recorded in the financial statements and charges are made against earnings.

   Management believes the possibility of a material adverse effect on the Company's consolidated financial position, results of operations and cash flows from the claims and proceedings described above is remote.

Item 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this Report.
                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Company does not have publicly held common stock. Pursuant to the Recapitalization Agreement the Company's Senior Managers purchased approximately 2.1% of the Company's issued and outstanding common stock.

Item 6. Selected Financial Data

   The selected historical financial data for the fiscal year ended December 31, 1999 and 1998 have been derived from audited financial statements included elsewhere in this report. The historical financial data for the years ended December 31, 1997, 1996 and 1995 have been derived from audited financial statements which do not appear in this report. When you read this selected historical financial data, it is important that you read along with it the financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all of which is included in this report.

                                        Year Ended December 31,
                              ------------------------------------------------
                                1999      1998      1997      1996      1995
                              --------  --------  --------  --------  --------
                                                (000's)
Statements of Operations:
Net sales...................  $304,048  $282,676  $242,601  $199,495  $159,192
                              --------  --------  --------  --------  --------
Operating costs and
 expenses:
 Cost of goods sold.........   150,344   140,445   128,049   106,640    82,603
 Advertising and promotion
  expenses..................    29,182    31,719    25,547    22,804    17,813
 Selling, general and
  administrative expenses...    70,886    61,066    52,092    46,276    38,629
 Recapitalization
  transaction fees..........    10,690       --        --        --        --
 Change of control bonuses..     8,645       --        --        --        --
 Severance charge...........     2,446       --        --        --        --
 Non-recurring litigation
  charges...................     1,647     2,321       --        --        --
                              --------  --------  --------  --------  --------
Total operating costs and
 expenses...................   273,840   235,551   205,688   175,720   139,045
                              --------  --------  --------  --------  --------
Operating income............    30,208    47,125    36,913    23,775    20,147
Interest expense............    35,223     1,106     1,267     1,502       609
                              --------  --------  --------  --------  --------
(Loss) income before
 provision for income taxes,
 discontinued operations and
 extraodinary item..........    (5,015)   46,019    35,646    22,273    19,538
Income tax expense..........     4,257       992       726       447       289
                              --------  --------  --------  --------  --------
(Loss) income from
 continuing operations......  $ (9,272) $ 45,027  $ 34,920  $ 21,826  $ 19,249
                              ========  ========  ========  ========  ========
Other Financial Data:
Cash flow from continuing
 operations.................  $ 23,434  $ 50,763  $ 35,136  $ 27,741  $ 14,316
Cash used by investing
 activities continuing
 operations.................     3,038     3,628     5,138     6,384    19,253
Cash (used by) provided by
 financing activities.......    20,396    49,088    32,329    23,645      (607)
EBITDA (1)..................    58,351    53,284    40,510    27,336    22,862
Depreciation and
 amortization...............     4,715     3,838     3,597     3,561     2,715
Capital expenditures (2)....     3,038     3,628     5,138     6,384     4,726
Gross margin................      50.6%     50.3%     47.2%     46.5%     48.1%
EBITDA margin...............      19.2      18.8      16.7      13.7      14.4
Ratio of earnings to fixed
 charges (3)................        .9x     17.6x     13.9x      8.3x     12.4x
Balance Sheet Data:
Working Capital(4)..........  $ 22,938  $ 30,042  $ 32,046  $ 26,919  $ 29,565
Total assets................   241,878    94,161    97,441    84,254    82,979
Total debt..................   369,255     4,645     3,997    13,960    16,200
Stockholder's equity
 (deficit)..................  (186,802)   58,257    64,449    46,829    45,864

-------
(1) EBITDA represents income from continuing operations before interest expense, income tax expense, depreciation and amortization, recapitalization transaction fees, change of control bonuses, severance charges and non-recurring litigation charges. During 1999, the Company accrued $10,690 for recapitalization transaction fees, $8,645 for change of control bonuses and $2,446 for severance charges. For 1999 and 1998, the Company accrued $1,647 and $2,321 for non-recurring litigation charges, respectively. The Company has included information concerning EBITDA because the Company believes it is used by certain investors as one measure of a company's historical ability to fund operations and meet its financial obligations. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be used as an alternative to operating income or income from continuing operations as an indicator of the Company's operating performance or cash flow as a measure of liquidity. In addition, the Company's definition of EBITDA may not be comparable to that reported by other companies. EBITDA is calculated as follows:

                                               Year Ended December 31,
                                       ----------------------------------------
                                        1999     1998    1997    1996    1995
                                       -------  ------- ------- ------- -------
     Income (loss) from continuing
      operations (a).................  $(9,272) $45,027 $34,920 $21,826 $19,249
     Interest expense................   35,223    1,106   1,267   1,502     609
     Income tax expense..............    4,257      992     726     447     289
     Depreciation and amortization...    4,715    3,838   3,597   3,561   2,715
     Recapitalization transaction
      fees (b).......................   10,690      --      --      --      --
     Change of control bonuses (c)...    8,645      --      --      --      --
     Severance charges (c)...........    2,446      --      --      --      --
     Non-recurring litigation charges
      (c)............................    1,647    2,321     --      --      --
                                       -------  ------- ------- ------- -------
     EBITDA (c)......................  $58,351  $53,284 $40,510 $27,336 $22,862
                                       =======  ======= ======= ======= =======

  -------
  (a) Does not reflect the elimination of stockholder salaries and certain fringe benefits that were in effect prior to the recapitalization and were reflective of the private ownership structure that existed prior to the Recapitalization, offset by the salary and fringe benefit structure that was implemented with the Recapitalization. The related party transactions' amounts were $7,740, $3,061, $3,847, and $4,215 for the years ended 1998, 1997, 1996, and 1995.
  (b) As of December 31, 1999, the Company incurred $31,312 in fees and expenses associated with the Recapitalization. Fees and expenses that could be specifically identified as relating to the issuance of debt were capitalized and will be amortized over the life of the debt as interest expense. The fees and expenses that could be specifically identified as relating to the equity transactions were charged directly to equity. Other transaction fees were allocated between debt and Recapitalization transaction fees expense based on United's estimate of the effort spent in the activity giving rise to the fee or expense.
  (c) During 1999, the Company recorded various charges as follows: (a) change of control bonuses paid to certain members of senior management amounting to $8,645; (b) $2,446 of severance charges incurred as a result of the President and Chief Executive Officer and Senior Vice President, Sales terminating their employment with the Company; and (c) $1,500 of non-recurring litigation charges to primarily reserve for the expected cost of an adverse judgement on a counterclaim filed by defendants in the case of United Industries Corporation vs. John
      Allman, Craig Jackman et al. This case was settled in July 1999. In 1998, the Company recorded non-recurring litigation charges of $2,321 related to two separate lawsuits. In March 1998, a judgment was entered against us for a lawsuit filed by the spouse of a former employee claiming benefits from a United-owned key man life insurance policy.
      The Company recorded a charge of $1,200 for this case in the first quarter of 1998 and an additional $147 in the fourth quarter of 1999. The Company also incurred costs pertaining to certain litigation concerning the advertising of the Company's Spectracide TerminateTM product for which a settlement was negotiated. Costs related to this case amounted to $1,121.
(2) Capital expenditures for 1995 exclude $8,272 of expenditures related to acquisitions. Capital expenditures for 1999 exclude a capital lease obligation of $9,215.
(3) For purposes of this calculation, earnings are defined as income before provision for income taxes, discontinued operations and extraordinary item plus fixed charges. Fixed charges include interest expense on all indebtedness (including amortization of deferred financing costs) and the portion of operating lease rental expense which management believes is representative of the interest factor of rent expense (approximately one-third of rent expense).
(4) Working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding short-term debt and current portion of long-term debt).

Item 7.
    Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the audited financial statements and the related notes to the audited financial statements.

Results of Operations

   The following discussion regarding results of operations refers to net sales, cost of goods sold, advertising and promotion expense and selling and general and administrative expenses which the Company defines as follows:

  . Net sales are gross sales of products sold to customers upon shipment of product less any customer discounts from list price and customer returns.

  . Cost of goods sold includes chemicals, container and packaging material costs as well as direct labor, outside labor, manufacturing overhead and freight.

  . Advertising and promotion expense includes the cost of advertising of products through national and regional media as well as the advertising and promotion of products through cooperative programs with retailers.

  . Selling and general and administrative expenses include all costs associated with the selling and distribution of product, product registrations, and administrative functions such as finance, information systems and human resources.

   The following table sets forth the percentage relationship of certain items in the Company's income statement to net sales for 1999, 1998 and 1997:

                                                     Year Ended December 31,
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  -------  -------
      Net sales:
        Value brands................................    80.0%    82.3%    81.4%
        Opening price point brands..................    20.0     17.7     18.6
                                                     -------  -------  -------
      Total net sales...............................   100.0    100.0    100.0
      Operating costs and expenses:
        Cost of goods sold..........................    49.4     49.7     52.8
        Advertising and promotion expenses..........     9.6     11.2     10.5
        Selling, general and administrative
         expenses...................................    23.3     21.6     21.5
        Recapitalization transaction fees...........     3.5      --       --
        Change of control bonuses...................     2.8      --       --
        Severance charges...........................     0.8      --       --
        Non-recurring litigation charges............     0.6      0.8      --
                                                     -------  -------  -------
      Total operating costs and expenses............    90.0     83.3     84.8
                                                     -------  -------  -------
      Operating income..............................    10.0     16.7     15.2
      Interest expense..............................    11.6      0.4      0.5
                                                     -------  -------  -------
      (Loss) income before provision for income
       taxes, discontinued operations and
       extraordinary item...........................    (1.6)    16.3     14.7
      Income tax expense............................     1.4      0.4      0.3
                                                     -------  -------  -------
      (Loss) income from continuing operations,
       before extraordinary item....................    (3.0)    15.9     14.4
                                                     =======  =======  =======

FISCAL 1999 COMPARED TO FISCAL 1998

   Net Sales. Net sales increased 7.5% to $304.0 million for 1999 from $282.7 million for 1998. This increase was driven by a combination of factors including:

  . the continued shift of consumers' preferences toward value and opening price point brands;

  . the introduction of Spectracide Pro(R); and

  . expanded distribution at home improvement centers and mass merchandisers due to continued store expansion.

   Net sales of the Company's value brands increased 4.6% to $243.3 million for 1999 from $232.6 million for 1998. This increase was a result of continued growth of core value brands including Spectracide(R), Bag-a-Bug(R) and Cutter(R). Net sales of opening price point brands increased 21.2% to $60.7 million for 1999 from $50.1 million for 1998 driven by the continued rapid pace of store openings by the Company's top retail customers. The net sales growth described above was primarily driven by sales volume. Selling price changes did not have a material impact on 1999 net sales growth. The 1999 trend of opening price point brands growing at a greater percentage rate than value brands will continue in 2000, as some branded SKU's previously sold to Home Depot have been deleted or have been converted to our opening price point brand at Home Depot.

   Gross Profit. Gross profit increased 8.1% to $153.7 million for 1999 compared to $142.2 million for 1998. As a percentage of sales, gross profit increased slightly to 50.6% for 1999 as compared to 50.3% for 1998. In March 1999, the Company recorded a charge of $1.1 million to cost of goods sold for the write-off of the Company's "Citri-Glow" candle inventory. The Company discontinued the production of this product line during 1999 and chose to dispose of the inventory by selling it through discount channels at prices below cost. If this charge had not been recorded, gross profit for 1999 would have been 50.9% of sales and would have increased 8.9% to $154.8 million as compared to $142.2 million for 1998. The 1999 gross profit trend should continue into 2000.

   Advertising and Promotion Expenses. Advertising and promotion expenses decreased 7.9% to $29.2 million for 1999 compared to $31.7 million for 1998. As a percentage of net sales, advertising and promotion expenses decreased 9.6% for 1999 from 11.2% for 1998. Advertising and promotion expenses decreased as a percentage of net sales growth since most of the Company's first, second and third quarter 1999 growth was due to store expansion by home improvement centers. For 1999, the Company recorded a charge of $.9 million related to deductions taken by customers for advertising and promotional spending in excess of contractual obligations for which the Company elected not to pursue collection. This charge has been included in advertising and promotion expense for 1999. If this charge had not been recorded in 1999, advertising and promotional expenses would have decreased 10.7% to $28.3 as compared to $31.7 million for 1998. As a percentage of sales, advertising and promotional expenses would have decreased to 9.3% for 1999 from 11.2% for 1998.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 16.0% to $70.9 million for 1999 from $61.1 million for 1998. As a percentage of net sales, selling, general and administrative expenses increased to 23.3% for 1999 from 21.6% for 1998. The overall increase in selling, general and administrative expenses was related to higher selling, marketing and distribution costs to support the growth in sales. The Company is continuing to seek ways to reduce costs.

   Recapitalization Transaction Fees. As of December 31, 1999, the Company recorded $31.3 million in fees and expenses associated with the Recapitalization. Fees and expenses that could be specifically identified as relating to the issuance of debt were capitalized and will be amortized over the life of the debt as interest expense. The fees and expenses that could be specifically identified as relating to the equity transactions were charged directly to equity. Other transaction fees were allocated between debt and recapitalization transaction fees expense based on the Company's estimate of the effort spent in the activity giving rise to the fee or expense. For 1999, the Company recorded a charge of $10.7 million for Recapitalization transaction fees.

   Change of Control Bonuses. During 1999, the Company recorded charges for change of control bonuses paid to some members of senior management amounting to $8.6 million, which were contractually required as a result of the Recapitalization.

   Severance Charges. During 1999, the Company recorded severance charges of $2.4 million as a result of the Company's President and Chief Executive Officer and Senior Vice President, Sales terminating their employment with the Company.

   Non-recurring Litigation Charges. The Company recorded non-recurring litigation charges of $1.6 million for 1999 and $2.3 million for 1998. In March 1999, the Company took a charge of $1.5 million to primarily reserve for the expected cost of an adverse judgment on a counterclaim filed by defendants in the case of United Industries Corporation vs. John Allman, Craig Jackman et al., pending in the U.S. District Court in Detroit, Michigan; Case No. 97-76147. The Company alleged that defendants breached contracts by failing to perform various services. Defendants counterclaimed for sales commissions allegedly earned by them but not paid to them by the Company. On July 29, 1999, the Company paid $900 in liquidating damages and $112 in past commissions. The remaining amounts accrued in connection with the $1,500 charge were primarily be used to cover legal cost associated with this case.

   Charges recorded as of December 31, 1998 of $2.3 million were related to two separate lawsuits. During 1998, the Company incurred $1.1 million in settlement costs pertaining to certain litigation concerning the advertising of the Company's Spectracide Terminate(TM) product. In 1992, the spouse of a former employee filed suit against the Company claiming benefits from a Company-owned key man life insurance policy. On December 1, 1999, after the Missouri Supreme Court further reviewed the trial courts decision, the Company paid $1.3 million in settlement of this case including legal costs of $.1 million. Settlement and legal costs in excess of the original charge of $1.2 million recorded in 1998 were charged to non-recurring litigation charges in the fourth quarter of 1999.

   Several of the Company's debt covenants are based upon EBITDA. EBITDA for 1999 was $58.4 million, which excludes charges recorded for Recapitalization transaction fees, change of control bonuses, a severance charge and non-recurring litigation charges. If the Company had excluded the $1.1 million write-off of the Company's "Citri-Glow" candle inventory and the $.9 million charge related to advertising deductions taken by customers in excess of contractual obligations, EBITDA would have been $60.4 million for 1999.

   Operating Income. Operating income decreased 35.9% to $30.2 million for 1999 from $47.1 million for 1998. As a percentage of net sales, operating income decreased to 9.9% for 1999 from 16.7% for 1998, primarily as a result of the factors discussed above.

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

FISCAL 1998 COMPARED TO FISCAL 1997

   Net Sales. Net sales increased 16.5% to $282.7 million in 1998 from $242.6 million in 1997. This increase was driven by a combination of factors including:

  . the continued shift of consumers' preferences toward value and opening price point brands;

  . the introduction of Spectracide Terminate(TM); and

  . expanded distribution at home improvement centers and mass merchandisers through increased shelf space and rapid store expansion.

   Net sales of the Company's value brands increased 17.8% to $232.6 million in 1998 from $197.5 million in 1997. This increase was a result of continued growth of core value brands including Spectracide(R), Hot Shot(R) and Peters(R), and the introduction of Spectracide Terminate(TM). Net sales of opening price point brands increased 11.1% to $50.1 million in 1998 from $45.1 million in 1997 driven by the continued rapid pace of store openings by the Company's top retail customers. Net sales of other brands decreased 11.4% to $16.0 million in 1998 from $18.1 million in 1997 due to the Company's effort to shift away from other brands with reduced margins. The net sales growth described above was primarily driven by sales volume. Selling Price changes did not have a material impact on 1998 net sales growth.

   Gross Profit. Gross profit increased 24.2% to $142.2 million in 1998 compared to $114.6 million in 1997. As a percentage of net sales, gross profit increased to 50.3% in 1998 compared to 47.2% in 1997. The improvement in gross profit as a percentage of net sales was a result of a more profitable sales mix, mainly attributable to the introduction of Spectracide Terminate(TM), and volume efficiencies.

   Advertising and Promotion Expenses. Advertising and promotion expenses increased 24.2% to $31.7 million in 1998 from $25.5 million in 1997. As a percentage of net sales, advertising and promotion expenses increased to 11.2% in 1998 from 10.5% in 1997. The overall increase in advertising and promotion expenses was primarily related to the launch of Spectracide Terminate(TM).

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 17.2% to $61.1 million in 1998 from $52.1 million in 1997. As a percentage of net sales, selling, general and administrative expenses increased slightly to 21.6% in 1998 from 21.5% in 1997. The overall increase in selling, general and administrative expenses was related to higher selling, marketing and distribution costs to support the launch of Spectracide Terminate(TM) and the rapid growth in sales, as well as higher related party expenses.

   Non-recurring Litigation Charges. Non-recurring litigation charges totalled $2.3 million in 1998 and were related to two separate lawsuits. In March 1998, a judgment was entered against United for a lawsuit filed in 1992 by the spouse of a former employee claiming benefits from a company-owned key man life insurance policy. The Company recorded a charge of $1.2 million for this case in the first quarter of 1998. In October 1998, the FTC and several state attorneys general filed a lawsuit concerning the advertising of the Company's Spectracide Terminate(TM) product. The

FTC and attorneys general alleged that deceptive and unsubstantiated claims were made regarding this product. In February 1999, a settlement agreement with the FTC was negotiated. The settlement reached includes an agreement that the advertising for this product be modified and the other parties be reimbursed for certain costs incurred. The settlement also confirmed the Company denial of liability and wrongdoing in the matter. Total charges of $1.1 million included $0.4 million paid to 10 states attorneys general for reimbursement of their legal expenses and $0.7 million for legal expenses incurred for the Company's defense.

   Operating Income. Operating income increased 27.7% to $47.1 million in 1998 from $36.9 million in 1997. As a percentage of net sales, operating income increased to 16.7% in 1998 from 15.2% in 1997 as a result of improved gross margins as discussed above.

Liquidity and Capital Resources

   Historically, the Company has utilized internally generated funds and borrowings under credit facilities to meet ongoing working capital and capital expenditure requirements. As a result of the Recapitalization, the Company significantly increased cash requirements for debt service relating to the Company's notes and Senior Credit Facility. As of December 31, 1999, the Company had total debt outstanding of $369.3 million. As of December 31, 1998, on a pro forma basis, the Company would have had long-term debt outstanding of approximately $375.0 million and up to $110.0 million available under the Company's Revolving Credit Facility. The Company will rely on internally generated funds and, to the extent necessary, borrowings under the Company's Revolving Credit Facility to meet liquidity needs.

   The Company's Senior Credit Facility consists of:

  . The $110.0 million Revolving Credit Facility, under which no borrowings were outstanding at the closing of the Recapitalization and at December 31, 1999;

  . The $75.0 million Term Loan A ($62.5 million outstanding at December 31,
    1999); and

  . The $150.0 million Term Loan B ($148.1 million outstanding at December
    31, 1999).

   The Company's Revolving Credit Facility and Term Loan A matures on January 20, 2005, and Term Loan B matures on January 20, 2006. As of December 31, 1999, the Company had $210.6 million outstanding under the Senior Credit Facility. The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the revolving credit facility shall not exceed $10.0 million for 30 consecutive days occurring during the period August 1 and November 30 in a calendar year.

   On January 24, 2000 the Senior Credit Facility agreement was amended to provide new provisions for financial covenant requirements and a waiver of the covenant requirements at December 31, 1999. The amendment contains provisions for the increase in interest rates upon reaching certain maximum leverage ratios. As part of the amended agreement, the Company paid bank fees of $862, which will be reflected as deferred financing fees in January 2000 and amortized over the life of the debt as interest expense.

   The Senior Subordinated Facility was redeemed through the issuance of 9 7/8% Senior Subordinated Notes due April 1, 2009. In connection with this redemption, the Company incurred an extraordinary loss from the early extinguishment of debt, net of tax of $2,325. In the fourth quarter of 1999, the Company exchanged the 9 7/8% Senior Subordinated Notes for new notes registered under the Securities Act of 1933. The new notes are substantially identical to the old notes.

   The Company's principal liquidity requirements are for working capital, capital expenditures and debt service under the Senior Credit Facility and the notes. Cash flow from continuing operations provided net cash of approximately $23.4 million, $50.8 million, and $35.1 million in 1999, 1998 and 1997, respectively. Net cash used by operating activities fluctuates during the year as the seasonal nature of the Company's sales results in a significant increase in working capital (primarily accounts receivable and inventory) during the first half of the year, with the second and third quarters being significant cash collection periods.

   Capital expenditures are related to the enhancement of the Company's existing facilities and the construction of additional production and distribution capacity. Cash used for capital expenditures in 1999, 1998 and 1997 was $3.0 million, $3.6 million and $5.1 million, respectively. In addition, the Company entered into a capital lease agreement in March 1999 for $9.2 million. Cash used for capital expenditures in fiscal 2000 is expected to be less than $5.0 million.

   Principal on the Term Loan A is required to be repaid quarterly in annual amounts of $10.0 million for years one through four and $17.5 million for years five and six after the closing of the Senior Credit Facility. Principal on the Term Loan B is required to be repaid quarterly in annual amounts of $1.5 million for the first six years and $141.0 million for the seventh year after the closing of the Senior Credit Facility. On December 31, 1999, principal payments on Term Loans A and B of $2.5 million and $.4 million, respectively, were paid.

   The Company believes that cash flow from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet the anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments for at least the next year. However, the Company cannot ensure that sufficient cash flow will be generated from operations to repay the notes and amounts outstanding under the Senior Credit Facility at maturity without requiring additional financing. The Company's ability to meet debt service and clean-down obligations and reduce debt will be dependent on the Company's future performance, which in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. Because a portion of the Company's debt bears interest at floating rates, the Company's financial condition is and will continue to be affected by changes in prevailing interest rates.

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

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This Staff Accounting Bulletin summarizes certain of the staff's views on applying Generally Accepted Accounting Principles to revenue recognition in financial statements. The Company will be required to adopt this statement no later than the second quarter of 2000. The Company has not yet completed the analysis to determine the impact of this statement on the Company's financial statements; however, the impact is not expected to be material.

Year 2000 Compliance

   The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Costs related to the year 2000 issue were included in the $2.5 million management information systems upgrade that occurred in 1999. The Company does not anticipate any additional costs relating to the year 2000 issue which would have a material adverse effect on the Company's financial condition or results of operations.

   Through February 2000, the Company has not experienced any significant year 2000 business systems issues. Thorough testing of the business systems and plant and building infrastructure systems during the January 1st 2000 weekend uncovered very few date related issues. Almost all of these issues were minor and were related to reporting or queries. The Company has not experienced any significant product or service supply problems arising from the Company's vendors' Y2K preparations.

   Although there is no guarantee that all year 2000 issues have been identified and resolved, the Company believes that any issues arising will be insignificant. The Company continues to monitor and correct any issues related to the year 2000.

Forward Looking Statements

   This report and other public reports or statements made from time to time by the Company or its management may contain "forward-looking statements concerning possible future events, objectives, strategies, trends or results. Such statements are identified either by the context in which they appear or by use of words such as "anticipate," "believe," "estimate," "expect," "plan" or the like. Readers are cautioned that any forward-looking statement reflects only the beliefs of the Company or its management at the time the statement is made. In addition, readers should keep in mind that, because all forward looking statements deal with the future, they are subject to risks, uncertainties and developments that might cause actual events or results to differ materially from those envisioned or reflected in any forward-looking statement. Moreover, the Company does not have and does not undertake any duty to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made. For all of these reasons, forward-looking statements should not be relied upon as a prediction of actual future events, objectives, strategies, trends or results. It is not possible to anticipate and list all of the risks, uncertainties and developments which may affect the future operations or performance of the Company, or which otherwise may cause actual events or results to differ from forward-looking statements. However, some of these risks and uncertainties include the following: general economic and market conditions and risks, such as the rate of economic growth in the United States, inflation, interest rates, taxation, and the like; risks and uncertainties which could affect industries or markets in which the Company participates, such as growth rates and opportunities in those industries, or changes in demand for certain products, or unfavorable weather patterns, etc.; and factors which could impact costs, including but not limited to the availability and pricing of raw materials, the availability of labor and wage rates.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate

   We are exposed to market risks relating to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We enter into financial instruments to manage and reduce the impact of changes in interest rates.

   We manage our interest rate risk by balancing the amount of our fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 1999, we had variable rate debt of $210.6 million.

   Interest ranges from 200 to 375 basis points above LIBOR depending on certain financial ratios. LIBOR was 6.21% on December 31, 1999.

Exchange Rate

   The Company does not use derivative instruments to hedge against its foreign currency exposures related to transactions denominated in currencies other than the United States dollar. Substantially all foreign transactions are denominated in United States dollars.

Commodity Price

   The Company does not use derivative instruments to hedge its exposures to changes in commodity prices. The Company utilizes various commodity and specialty chemicals in its production process. Purchasing procedures and arrangements with major customers serve to mitigate its exposure to price changes in commodity and specialty chemicals.

Item 8. Financial Statements and Supplementary Data

   The Financial Statements and supplementary data included in this Report are listed in Item 14 and begin immediately after Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   Set forth below is the name, age and position of each of the Company's executive officers and directors. The Company's board of directors presently consists of seven directors who are elected annually. Executive officers serve at the discretion of the board of directors and, in the case of Messrs. Caulk, Bender and Johnston, pursuant to employment agreements.

Name                     Age Position
----                     --- --------
David A. Jones..........  50 Chairman of the Board; Director

Robert L. Caulk.........  48 President and Chief Executive Officer; Director

Richard A. Bender.......  50 Senior Vice President, Human Resources & Operations

Daniel J. Johnston......  41 Senior Vice President, Chief Financial Officer, Information
                              Systems, Legal & Administration; Director

Matthew M. McCarthy.....  52 Vice President, General Counsel and Secretary

David C. Pratt..........  55 Director

C. Hunter Boll..........  44 Director

Scott A. Schoen.........  41 Director

Charles A. Brizius......  31 Director

   David A. Jones became a director of the Company in January 1999 in connection with the Recapitalization and was appointed Chairman of the Board in June 1999. Mr. Jones has been the President, Chief Executive Officer and a Director of Rayovac Corporation since March 1996. Between February 1995 and March 1996, Mr. Jones was Chief Operating Officer, Chief Executive Officer and Chairman of the Board of Directors of Thermoscan, Inc. From 1989 to 1994, he served as President and Chief Executive Officer of The Regina Company, a manufacturer of vacuum cleaners and other floor care equipment.

   Robert L. Caulk joined the Company in November 1999 as the Company's President and Chief Executive Officer. Prior to joining the Company, Mr. Caulk spent five years from 1995-1999 as the President and Executive Vice President of Clopay Corporation, a marketer and distributor of garage doors. Between 1989 and 1994, Mr. Caulk was President, Vice President/General Manager and Director of Corporate Acquisitions and Planning at Johnson Worldwide Associates, a manufacturer of outdoor recreational products. From 1980 to 1989, Mr. Caulk held various management positions at S.C. Johnson & Son, Inc.

   Richard A. Bender has served as the Company's Senior Vice President, Human Resources and Operations since 1996. Mr. Bender joined us in 1988 as Vice President of Human Resources. He has held various positions during his tenure with us, including responsibilities in the Company's former metals group division, administration, management information systems, product supply and distribution. Prior to joining the Company, Mr. Bender was a general manager in an automotive related private business and spent 13 years in various roles including sales, plant operations and human resources at Colgate-Palmolive Co.

   Daniel J. Johnston has served as the Company's Senior Vice President, Finance and MIS and Chief Financial Officer since 1997. Mr. Johnston joined us in 1994 as Controller and then worked as Assistant to the Chairman. Prior to joining us, he spent five years from 1990 to 1994 at Cooper Industries, Inc. in various financial functions at its corporate office and Bussmann Division. Prior to joining Cooper Industries, Inc., he was employed by PriceWaterhouse, LLP from 1982 to 1990.

   Matthew M. McCarthy has served as the Company's Vice President and General Counsel since 1994, as well as the Company's Secretary since 1999. Prior to joining us, Mr. McCarthy was Vice President, General Counsel and Secretary from 1986 to 1994 for Wetterau Incorporated, a food wholesaler and retailer based in St. Louis. From 1975 to 1986 Mr. McCarthy served in various in-house corporate legal functions at Wetterau and at General Grocer Company, both St. Louis area food distributors.

   David C. Pratt was the Company's President and Chief Executive Officer from the Company's inception until the Recapitalization and thereafter served as Chairman of the Board until Mr. Jones' acceptance of that position. Mr. Pratt has continued as a director and consultant of the Company.

   C. Hunter Boll became a director of the Company in January 1999 in connection with the Recapitalization. Mr. Boll is a managing director of Thomas H. Lee Company where he has been employed since 1986. Mr. Boll is also a Principal Managing Director and Member of Thomas H. Lee Advisors, LLC, the general partner of Thomas H. Lee Partners, L.P., which controls the general partner of Thomas H. Lee Equity Fund IV, L.P. and Vice President of Thomas H. Lee Advisors I and T. H. Lee Mezzanine II, affiliates of ML-Lee Acquisition Fund, L.P., ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund II (Retirement Accounts), L.P., respectively. Mr. Boll also serves as a director of Cott Corporation., The Smith & Wollensky Restaurant Group, Inc., Freedom Securities Corporation, Metris Companies, Inc., Big V Supermarkets, Inc., TransWestern Publishing, L.P. and several private corporations.

   Scott A. Schoen became a director of the Company in January 1999 in connection with the Recapitalization. He is a Managing Director of Thomas H. Lee Company, which he joined in 1986. In addition, Mr. Schoen is a Principal Managing Director and Member of Thomas H. Lee Advisors, LLC, the general partner of Thomas H. Lee Partners, L.P., which controls the general partner of Thomas H. Lee Equity Fund IV, LP and Vice President of Thomas H. Lee Advisors I and T. H. Lee Mezzanine II, affiliates of ML-Lee Acquisition Fund, L.P., ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund II (Retirement Accounts), L.P., respectively. He is also a director of Rayovac Corporation, Syratech Corporation, TransWestern Publishing, L.P., Wyndham International Inc. and several private corporations.

   Charles A. Brizius became a director of the Company in January 1999 in connection with the Recapitalization. Mr. Brizius worked at Thomas H. Lee Company from 1993 to 1995, rejoined in 1997 and currently serves as an Associate. Mr. Brizius is a Member of Thomas H. Lee Advisors, LLC, the general partner of Thomas H. Lee Partners, L.P., which controls the general partner of Thomas H. Lee Equity Fund IV, L.P. From 1991 to 1993, Mr. Brizius worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department. He is also a director of Eye Care Centers of America, Inc. and Big V Supermarkets, Inc.

Item 11. Executive Compensation

Compensation of Executive Officers

   The following table sets forth the compensation of the Company's Current Chief Executive Officer and other individuals who either served, or acted in a similar capacity, as the Company's Chief Executive Officer during 1999 and the four other most highly compensated executive officers serving as executive officers at the end of 1999 (collectively, the "Named Executive Officers").

                          Summary Compensation Table

                                          Annual Compensation
                                   ---------------------------------
                                                           Other
                                                           Annual     All Other
Name and Principal                                      Compensation Compensation
Position                      Year Salary ($) Bonus ($)   ($) (f)      ($) (g)
------------------            ---- ---------- --------- ------------ ------------
Robert L. Caulk.........  (a) 1999  100,000      30,247       --            --
 President and Chief
 Executive Officer

David A. Jones..........  (b) 1999
 Chairman of the Board;
 Acting President and
 Chief Executive Officer

Stephen R. Brian........  (c) 1999  196,184     100,000   123,894           --
 President and Chief
 Executive Officer

David C. Pratt..........  (d) 1999   13,960      17,758     2,444           --
 President and Chief
 Executive Officer            1998  250,000   2,771,061    42,740           --

Richard A. Bender.......      1999  300,000     120,000       --      2,808,490
 Senior Vice President,       1998  100,000     260,143    24,018           --
 Human Resources
 Operations

Daniel J. Johnston......      1999  300,000     120,000       --      2,808,490
 Senior Vice President,
 Chief Financial
 Officer,                     1998  100,000     251,809     4,716           --
 Information Systems,
 Legal and
 Administration

Matthew M. McCarthy.....      1999  179,000      46,504     5,880           --
 Vice President, General
 Counsel and Secretary        1998  125,000     105,079     5,880           --

William P. Johnson......  (e) 1999  300,000      65,000       --      2,808,490
 Senior Vice President,
 Sales                        1998  100,000     251,809     4,716           --

-------
(a) Mr. Caulk joined the Company in November 1999.
(b) Mr. Jones was acting President and Chief Executive Officer from June 1999 to November 1999. Compensation was paid through the Chairman's Agreement as identified in Compensation of Directors.
(c) Mr. Brian held this position from January 20, 1999 until June 29, 1999.
(d) Mr. Pratt resigned as President and Chief Executive Officer on January 20, 1999 in connection with the Recapitalization.
(e) Mr. Johnson resigned from this position in December of 1999.
(f) Includes deferred compensation under Long-term incentive compensation Plan, which was terminated in 1998, automobile allowance, relocation and country club dues.
(g) Includes change of control bonuses paid as a result of the Recapitalization. Mr. Bender contributed $700,000 while Messrs. Johnston and Johnson contributed $1,000,000 of the change of control bonuses to a grantor trust established pursuant to the Company's Deferred Compensation Plan.

Stock Option Grants

   The following table sets forth information with respect to the Named Executive Officers concerning options granted during 1999.

                            Number of        % of Total
                           Securities    Options Granted to   Exercise               Grant Date
                           Underlying       Employees in      or Base    Expiration Present Value
Name                     Options Granted    Fiscal Year     Price ($/SH)    Date         ($)
----                     --------------- ------------------ ------------ ---------- -------------
Robert L. Caulk.........     266,667            9.0%            5.00      01/21/04      370,667
                             533,333           18.0%            5.00      01/21/09    1,296,000

David A. Jones..........     200,000            6.8%            5.00      01/21/04      278,000
                             400,000           13.5%            5.00      01/21/09      972,000

Richard A. Bender.......     200,000            6.8%            5.00      01/21/04      278,000
                             400,000           13.5%            5.00      01/21/09      972,000

Daniel J. Johnston......     200,000            6.8%            5.00      01/21/04      278,800

                            Number of        % of Total
                           Securities    Options Granted to   Exercise               Grant Date
                           Underlying       Employees in      or Base    Expiration Present Value
Name                     Options Granted    Fiscal Year     Price ($/SH)    Date         ($)
----                     --------------- ------------------ ------------ ---------- -------------
                             400,000           13.5%            5.00      01/21/09     972,000
Matthew M. McCarthy.....       5,000            0.2%            5.00      01/21/04       6,950
                              10,000            0.3%            5.00      01/21/09      24,300
Stephen R. Brian(a).....         -0-             --              --            --          --
William P. Johnson(a)...         -0-             --              --            --          --
David C. Pratt..........         -0-             --              --            --          --

(a)Options were granted during 1999 and subsequently cancelled upon resignation.

   The fair value of the options estimated at the date of grant using the Black-Scholes option-pricing model was $2.08. The weighted average fair value of the 1999 options granted is estimated on the date of grant using the following assumption: expected volatility of 0%, risk-free interest rate of 6.765%, no dividend yield and an expected life of 5 or 10 years.

Stock Option Exercises and Holdings

   The following table sets forth information with respect to the Named Executive Officers concerning unexercised options held as of December 31, 1999.

                                                  Number of         Value of
                                                 Securities       Unexercised
                                                 Underlying       In-the Money
                                                 Unexercised       Options at
                                              Options at FY-End    FY-End ($)
                           Shares
                         Acquired on  Value     Exercisable/      Exercisable/
                         Exercise(a) Realized   Unexercisable   Unexercisable(b)
                         ----------- -------- ----------------- ----------------
Robert L. Caulk.........     --         --       --/800,000          --/--

David A. Jones..........     --         --       --/600,000          --/--

Richard A. Bender.......     --         --       --/600,000          --/--

Daniel J. Johnston......     --         --       --/600,000          --/--

Matthew M. McCarthy.....     --         --       --/ 15,000          --/--
Stephen R. Brian........     --        --             --/--          --/--
William P. Johnson......     --        --             --/--          --/--
David C. Pratt..........     --        --             --/--          --/--

-------
(a) As of December 31, 1999, no options were vested.
(b) There is currently no active trading market for the Common Stock and thus the fair market value as of December 31, 1999 is not readily determinable.

Compensation of Directors

   During 1999, the Company entered into a consulting agreement with David C. Pratt. This consulting agreement provides that Mr. Pratt:

  . receive a consulting payment of $15,000 per month,

  . act as Chairman of the Company's board of directors for four months beginning on 1/21/99,

  . remain a member of the Company's board of directors after his term as Chairman has ended,

  . receive a directorship fee of $25,000 per year, and

  . receive Company-paid health and the welfare benefits for four months beginning on 1/2/99.

   On July 20, 1999, the Company entered into a chairman's agreement and a stock option agreement with David A. Jones. These agreements provide that Mr.
Jones:

  . receive an annual payment for services rendered of $300,000, which supersedes his consulting payments and directorship fees, plus participation in the Company's incentive compensation plan;

  . receive a one-time special bonus, which is contemplated to be between $300,000 and $500,000, after the date which is six months after the date that the Company hires a new full-time CEO;

  . receive options pursuant to the 1999 Stock Option Plan to purchase an additional 300,000 shares of common stock; and

  . receive annual incentive compensation to be determined in accordance with the Company's attainment of certain levels of EBITDA.

Employment Agreements

   Messrs. Caulk, Bender and Johnston each entered into an employment agreement with the Company. The Caulk agreement provides for employment until October 2002 and the Bender and Johnston agreements until December 2001 unless terminated earlier. The employment agreements provide for annual incentive compensation to be determined in accordance with the Company's attainment of certain EBITDA targets. Each employment agreement may be terminated by us at any time with or without cause. If the employment agreement is terminated by us for cause or by the executive without good reason, the terminated executive will be entitled to any unpaid base salary through the date of termination plus any unpaid incentive compensation. If we terminate the employment agreement without cause or if the executive terminates the employment agreement for good reason or the executive dies or becomes disabled, he will be entitled to any unpaid base salary through the date of termination, any unpaid incentive compensation and, under certain conditions, his base salary through the later of the contract period and the first anniversary of his termination. Each employment agreement provides for non-compete, nonsolicitation and confidentiality provisions through the later of one year after the executive's date of termination or the last date severance payments are owed to the executive.

   In connection with entering his employment agreement, Mr. Johnston purchased $1.0 million of common stock, and Mr. Bender purchased $700,000 of common stock. Messrs. Johnston and Bender purchased their common stock out of the proceeds of a bonus paid at the closing of the recapitalization. Under some circumstances, we have the right to repurchase the shares owned by Messrs. Johnston and Bender.

1999 Stock Option Plan

   In connection with the Recapitalization, the Company instituted the 1999 Stock Option Plan, which is administered by a committee of the Company's board of directors. The 1999 Stock Option Plan was designed as an incentive to selected employees, officers and directors to acquire proprietary interest in the Company. The options are not designed to be incentive stock options within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended. The option pool under the 1999 Stock Option Plan consists of an aggregate of 4,000,000 shares of the Company's common stock that may consist of shares of the Company's Class A Voting Common Stock, the Company's Class B Non-Voting Common Stock or some combination of Class A Voting Common Stock and Class B Non-Voting Common Stock. The options to purchase shares of common stock are subject to vesting schedules, which are both time and performance based. Unvested options are forfeited upon termination of employment.

Deferred Compensation Plan

   On January 20, 1999, the Company established the United Industries Corporation Deferred Compensation Plan ("the Plan"). A committee of the Company's board of directors administers the Plan. Messrs. Bender, Johnson and Johnston are eligible to participate in the Plan. The Plan provides for the establishment of a grantor trust for the purpose of accumulating the assets contributed pursuant to the Plan. The grantor trust used the funds contributed to it to purchase:

  . 70,000 shares of the Company's Class A Voting Common Stock and 70,000 shares of the Company's Class B Non-Voting Common Stock for the benefit of Mr. Bender; and

  . 100,000 shares of the Company's Class A Voting Common Stock and 100,000 shares of the Company's Class B Non-Voting Common Stock for the benefit of Mr. Johnston.
  . 100,000 shares of the Company's Class A Voting Common Stock and 100,000 shares of the Company's Class B Non-Voting Common Stock for the benefit of Mr. Johnson.

401(k) Plan

   The Company maintains a 401(k) defined contribution plan. The plan allows for discretionary participant elective contributions. The Company is required to match 50% of each participant's contributions up to 6% of the employee's salary for those employees having less than 10 years of service and 75% of each participant's contributions up to 6% of the employee's salary for those employees having 10 or more years of service.

Severance Agreements

   In January 1999, in conjunction with the Company's Recapitalization, Stephen R. Brian was hired as the Company's President and Chief Executive Officer. Prior to joining the Company, Mr. Brian served as the President of Home Products International. Mr. Brian announced his resignation in June 1999, citing personal and family reasons for his departure. In connection with the resignation of Mr. Brian, the Company entered into a severance agreement with Mr. Brian, which provides that Mr. Brian will continue to receive his base salary of $437,000 and benefits through January 31, 2002. Mr. Brian's benefits consist of (a) whatever, if any, health, hospitalization, sick pay, life insurance, disability insurance, profit sharing, pension, 401(k), and deferred compensation plans and programs that the Company may have in effect from time to time. In addition, the severance agreement provides that Mr. Brian will receive a $95,000 bonus in respect of fiscal year 1999, use of an apartment leased by the Company for a period of three months at Mr. Brian's expense, and transition expenses with respect to his relocation away from St. Louis. On his resignation, the Company (a) repurchased from Mr. Brian 100,000 shares of common stock in exchange for a promissory note in the amount of $500,000, plus accrued and unpaid interest, and (b) terminated his right to options under an option agreement. The Company purchased from Mr. Brian the right to acquire all of Mr. Brian's and his spouse's rights and obligations under a St. Louis real estate sales contract. Unless the Company chooses to exercise this option, the Company has no further liability or obligation under this real estate contract and no contractual relationship with the builder. The noncompetition and nonsolicitation provisions under Mr. Brian's original employment agreement will continue in effect through January 31, 2002.

   William P. Johnson served as the Company's Senior Vice President, Sales since 1998. Mr. Johnson announced his resignation in December 1999. In connection with the resignation of Mr. Johnson, the Company entered into a severance agreement with Mr. Johnson, which provides that Mr. Johnson will continue to receive his base salary of $300,000 and benefits through December 31, 2001. Upon his resignation, the Company terminated his right to options under an option agreement. The noncompetition and nonsolicitation provisions under Mr. Johnson's original employment agreement will continue in effect through December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL STOCKHOLDERS

   The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Voting Common Stock by each of the Company's directors and Named Executive Officers, by all of the Company's directors and executive officers as a group, and by each owner of more than 5% of the outstanding shares of Class A Voting Common Stock. Each directors and Named Executive Officer owns an equal number of the Company's Class B Non-Voting Common Stock.

                                                          Number of  Percent of
Name of Beneficial Owner (1)                                Shares     Class
----------------------------                              ---------- ----------
UIC Holdings, L.L.C...................................... 25,468,000    92.1%
 c/o Thomas H. Lee Company
 75 State Street
 Boston, Massachusetts 02109
David C. Pratt (2).......................................  1,325,108     4.8%
Robert L. Caulk..........................................        --        *
Richard A. Bender........................................        --        *
Daniel J. Johnston.......................................        --        *
William P. Johnson.......................................        --        *
Stephen R. Brian.........................................    100,000       *
Matthew M. McCarthy......................................      1,000       *
David A. Jones...........................................    100,000       *
C. Hunter Boll (3)....................................... 25,468,000    92.1%
Scott A. Schoen (3)...................................... 25,468,000    92.1%
Charles A. Brizius (3)................................... 25,468,000    92.1%
All Directors and Executive Officers as a Group (9
 persons) (3)............................................ 26,869,108    97.2%

-------
   *Denotes less than one percent.

(1) Beneficial owner generally means any person who, directly or indirectly, has or shares voting power or investment power with respect to a security. All of the parties listed above are party to a stockholders agreement, pursuant to which they have agreed to vote their shares in the election of directors in accordance with the terms of the stockholders agreement. The number of shares indicated in this table does not include the shares of Class A Voting Common Stock that are held by other stockholders subject to the stockholders agreement. Unless otherwise indicated, the Company believes that each person has sole voting and investment power with regard to their shares listed as beneficially owned. The calculation of beneficial ownership is based on 27,650,000 shares outstanding.
(2) Includes 134,756 shares of the Company's Class A Voting Common Stock held by the David C. Pratt Grantor Retained Interest Trust and 157,216 shares of the Company's Class A Voting Common Stock held by the 1994 Ryder Pratt Grantor Retained Annuity Trust.
(3) All of the equity interests in UIC Holdings, L.L.C. are controlled by the Thomas H. Lee Equity Fund IV, L.P. and its affiliates, which may therefore be deemed the beneficial owner of the shares held by UIC Holdings, L.L.C. All of the shares beneficially owned by the Thomas H. Lee Equity Fund IV, L.P. and its affiliates may be deemed to be beneficially owned by THL Equity Advisors IV, L.L.C. ("Advisors"), Thomas H. Lee Equity Fund IV, L.P. the general partner of THL Fund IV, by THL Equity Trust IV, the general partner of Advisors, by THL and by Messrs. Boll, Schoen and Brizius and the other officers of Thomas H. Lee Equity Fund IV, L.P. Each of these persons disclaims beneficial ownership of such shares.

Item 13. Certain Relationships and Related Transactions

Professional Services Agreement

   In connection with the Recapitalization, the Company entered into a professional services agreement with Thomas H. Lee Capital, LLC and THL Equity Advisors IV, LLC. The agreement has a term of three years and automatically extends for successive one year periods thereafter, unless the parties give 30 days' notice prior to the end of the term. The agreement provides for a financial advisory fee of $12.0 million in connection with structuring, negotiating and arranging the Recapitalization and structuring, negotiating and arranging the debt financing, which was paid at the closing of the Recapitalization. In addition, Thomas H. Lee Capital, LLC and THL Equity Advisors IV, LLC will initially receive an aggregate of $62,500 per month for management and other consulting services provided to us. The agreement also provides that the Company will reimburse reasonable out-of-pocket expenses incurred in connection with management advisory services. The Company believes that the terms of the professional services agreement are comparable to those that would have been obtained by unaffiliated sources.

Stockholders Agreement

   In connection with the Recapitalization, the Company entered into a stockholders agreement with UIC Holdings, L.L.C., and other stockholders of the Company. Under the stockholders agreement, the stockholders are required to vote their shares of capital stock of the Company for any sale or reorganization of the Company that has been approved by the Company's board of directors or a majority of the stockholders. The stockholders agreement also grants the stockholders the right to effect the registration of their common stock they hold for sale to the public, subject to some conditions and limitations. If the Company proposes to register any of the Company's securities under the Securities Act of 1933, as amended, the stockholders are entitled to notice of such registration, subject to some conditions and limitations. Fees, costs and expenses of registration effected on behalf of the stockholders under the stockholders agreement, other than underwriting discounts and commissions, will be paid by the Company.

Recapitalization Agreement

   The Company's Recapitalization Agreement with UIC Holdings, L.L.C., which is owned by Thomas H. Lee Equity Fund IV, L.P., contains customary provisions, including representations and warranties with respect to the condition and operations of the business, covenants with respect to the conduct of the business prior to the Recapitalization closing date and various closing conditions, including the continued accuracy of the representations and warranties. In general, the representations and warranties made in the Recapitalization agreement survive until the earlier of 10 days following the delivery of the Company's December 31, 1999, audited financial statements or April 15, 2000. Representations and warranties with respect to tax matters survive until 30 days after the expiration of the applicable statute of limitations; representations with respect to environmental matters survive until December 31, 2002. Representations and warranties regarding ownership of stock do not expire. The total consideration paid to redeem the Company's common stock was subject to adjustments based on the excess taxes of the Company's previous stockholders arising from the Company's Section 338(h)(10) election.

   Pursuant to the Recapitalization Agreement and in consideration of payments received under the Recapitalization Agreement, David C. Pratt and Mark R. Gale, the Company's former Vice President and Secretary, agreed that for a period ending on the fourth anniversary of the Recapitalization closing date not to own, control, participate or engage in any line of business in which the Company is actively engaged or any line of business competitive with the Company anywhere in the United States and any other country in which the Company were doing business at the closing of the Recapitalization.

   In addition, each of the stockholders of the Company has agreed that for a period ending on the fourth anniversary of the Recapitalization closing date not to contact, approach or solicit for the purpose of offering employment to or hiring any person employed by us during the four year period.

   Pursuant to the Recapitalization, the Company redeemed a portion of the Company's common stock held by the Company's stockholders, and UIC Holdings, L.L.C. and certain members of the Company's senior management purchased a portion of the Company's common stock from the Company's stockholders. In the Recapitalization, Messrs. Bender and Johnston collectively received an aggregate of approximately $4.0 million in cash and an additional $1.7 million with which the officers purchased the Company's common stock through grantor trusts.

Lease Agreements

   The Company leases six facilities in St. Louis from an affiliate of David
C. Pratt. Five of the leases expire on December 31, 2010. The Company has options to terminate these leases on a year-to-year basis with advance notice of at least 12 months. One of the leases is a sublease agreement expiring on December 31, 2005, but may be extended for two additional five-year periods beginning January 1, 2006. The Company believes that the terms of these leases are similar to those negotiated by unrelated parties at arms length.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                                          Page of
                                                                                                           10-K
                                                                                                          -------
1.   Financial Statements and Financial Statement Schedules Covered by Report of Independent Accountants.    24

     The Financial Statements listed below are included in this Report:

     Balance Sheets at December 31, 1999 and 1998                                                            25
     Statements of Operations for the years ended December 31, 1999, 1998 and 1997                           26
     Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997                           27
     Statements of Shareholders' (Deficit) Equity for the years ended December 31, 1999, 1998 and 1997       28
     Notes to Consolidated Financial Statements                                                              29

     Financial Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

2.   Exhibits--See Exhibit Index.

3.   Reports on Form 8-K filed during the last quarter of 1999:

     None.

           REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENTS

Board of Directors
United Industries Corporation
St. Louis, Missouri

   In our opinion, the accompanying balance sheets and the related statements of operations, shareholders' (deficit) equity and cash flows present fairly, in all material respects, the financial position of United Industries Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The financial statements of the Company for the year ended December 31, 1997 were audited by other independent accountants whose report dated February 25, 1998 expressed an unqualified opinion on those statements.

/S/ PRICEWATERHOUSECOOPERS LLP
St. Louis, Missouri
February 17, 2000

                         UNITED INDUSTRIES CORPORATION

                                 BALANCE SHEETS

                           December 31, 1999 and 1998
                             (Dollars in thousands)

                                                              December 31,
                                                           -------------------
                                                             1999       1998
                                                           ---------  --------
ASSETS
Current assets:
  Cash and cash equivalents............................... $     --   $    --
  Accounts receivable (less allowance for doubtful
   accounts of $60 at December 31, 1999 and 1998).........    20,136    17,650
  Inventories.............................................    53,243    41,444
  Prepaid expenses........................................     3,501     2,172
                                                           ---------  --------
    Total current assets..................................    76,880    61,266
Equipment and leasehold improvements, net.................    27,860    20,156
Deferred income tax.......................................   116,268       --
Other assets..............................................    20,870     6,948
Investment in discontinued operations.....................       --      5,791
                                                           ---------  --------
    Total assets.......................................... $ 241,878  $ 94,161
                                                           =========  ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Current maturities of long-term debt and capital lease
   obligation............................................. $  12,178  $    929
  Accounts payable........................................    25,507    18,519
  Accrued expenses........................................    28,435    12,705
                                                           ---------  --------
    Total current liabilities.............................    66,120    32,153
Long-term debt............................................   349,125     3,716
Capital lease obligation..................................     7,952       --
Other liabilities.........................................     5,483        35
                                                           ---------  --------
    Total liabilities.....................................   428,680    35,904

Commitments and contingencies (see notes 16 & 17)                --        --

Stockholders' (deficit) equity:
  Common stock............................................       554         2
  Additional paid-in capital..............................   126,865       972
  (Accumulated Deficit)/retained earnings.................  (311,521)   70,193
  Common stock held in grantor trust......................    (2,700)      --
  Treasury stock..........................................       --    (12,910)
                                                           ---------  --------
    Total stockholders' (deficit) equity..................  (186,802)   58,257
                                                           ---------  --------
    Total liabilities and stockholders' (deficit) equity.. $ 241,878  $ 94,161
                                                           =========  ========


                See accompanying notes to financial statements.

                         UNITED INDUSTRIES CORPORATION

                            STATEMENTS OF OPERATIONS

               For the Years Ended December 31, 1999, 1998 & 1997
                             (Dollars in thousands)

                                                      For the years ended
                                                          December 31,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  -------- --------
Net sales......................................... $304,048  $282,676 $242,601
                                                   --------  -------- --------
Operating costs and expenses:
  Cost of goods sold..............................  150,344   140,445  128,049
  Advertising and promotion expenses..............   29,182    31,719   25,547
  Selling, general and administrative expenses....   70,886    61,066   52,092
  Recapitalization transaction fees...............   10,690       --       --
  Change of control bonuses.......................    8,645       --       --
  Severance charges...............................    2,446       --       --
  Non-recurring litigation charges................    1,647     2,321      --
                                                   --------  -------- --------
    Total operating costs and expenses............  273,840   235,551  205,688
                                                   --------  -------- --------
Operating income..................................   30,208    47,125   36,913
Interest expense..................................   35,223     1,106    1,267
                                                   --------  -------- --------
(Loss) income before provision for income taxes,
 discontinued operations and extraordinary item...   (5,015)   46,019   35,646
Income tax expense................................    4,257       992      726
                                                   --------  -------- --------
(Loss) income from continuing operations, before
 extraordinary item...............................   (9,272)   45,027   34,920
Income from discontinued operations, net of tax...      --      1,714    1,923
                                                   --------  -------- --------
(Loss) income before extraordinary item...........   (9,272)   46,741   36,843
Extraordinary loss from early extinguishment of
 debt, net of income tax
 benefit of $1,425................................    2,325       --       --
                                                   --------  -------- --------
Net (loss) income................................. $(11,597) $ 46,741 $ 36,843
                                                   ========  ======== ========



                See accompanying notes to financial statements.

                         UNITED INDUSTRIES CORPORATION

                            STATEMENTS OF CASH FLOWS

               For the Years Ended December 31, 1999, 1998 & 1997
                             (Dollars in thousands)

                                                       For the years ended
                                                          December 31,
                                                   -----------------------------
                                                     1999       1998      1997
                                                   ---------  --------  --------
Cash flows from operating activities:
 Net (loss) income...............................  $ (11,597) $ 46,741  $ 36,843
 Loss from early extinguishment of debt..........      3,750       --        --
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Income from discontinued operations.............        --     (1,714)   (1,923)
 Deferred compensation...........................      2,700       --        --
 Depreciation and amortization...................      4,715     3,838     3,597
 Loss on disposal of equipment...................         54        31        97
 Recapitalization transaction fees...............     10,690       --        --
 Amortization of deferred financing fees.........      1,991       --        --
 Provision for deferred income tax expense.......      2,832       --        --
 Changes in assets and liabilities:
  (Increase) in accounts receivable..............     (2,486)     (124)   (5,410)
  (Increase) decrease in inventories.............    (11,799)      193    (6,608)
  (Increase) decrease in prepaid expenses........        (57)     (476)       92
  Increase in accounts payable and accrued
   expenses......................................     22,718     2,411     8,565
  Decrease in other assets.......................         52       --        --
  Other, net.....................................       (129)     (137)     (117)
                                                   ---------  --------  --------
   Cash flow from continuing operations..........     23,434    50,763    35,136
   Cash flow from discontinued operations........        --      1,858     1,896
                                                   ---------  --------  --------
   Net cash provided by operating activities.....     23,434    52,621    37,032
Investing activities:
 Purchases of equipment and leasehold
  improvements...................................     (3,038)   (3,628)   (5,138)
                                                   ---------  --------  --------
 Cash used by investing activities--continuing
  operations.....................................     (3,038)   (3,628)   (5,138)
 Cash used by investing activities--discontinued
  operations.....................................        --       (221)     (422)
                                                   ---------  --------  --------
   Net cash used by investing activities.........     (3,038)   (3,849)   (5,560)
Financing activities:
 Redemption of treasury stock....................   (350,895)      --        --
 Transaction costs related to the redemption of
  common stock...................................    (11,378)      --        --
 Recapitalization transactions/redemptions with
  affiliate......................................     (4,249)      --        --
 Issuance of common stock........................      1,990       --        --
 Shareholder equity contribution.................      8,425       --        --
 Debt issuance costs.............................    (19,934)      --        --
 Proceeds from the issuance of debt..............    670,205       --        --
 Payment on debt.................................   (314,810)   (3,997)  (10,177)
 Repayment of note receivable from employee......        250       --        --
 Issuance of treasury stock......................        --     (1,173)      --
 Net advances from (to) affiliates...............        --      3,428    (3,144)
 Distributions paid..............................        --    (47,346)  (19,008)
                                                   ---------  --------  --------
   Net cash provided by financing activities.....    (20,396)  (49,088)  (32,329)
Net increase (decrease) in cash and cash
 equivalents.....................................        --       (316)     (857)
Cash and cash equivalents--beginning of period...        --        316     1,173
                                                   ---------  --------  --------
Cash and cash equivalents--end of period.........  $     --   $    --   $    316
                                                   =========  ========  ========
Supplemental disclosure of cash flow information:
 Interest paid...................................  $  31,383  $  1,584  $  1,308
 Income taxes paid...............................  $     371  $    567  $    612
 Noncash financing activity:
 Execution of capital lease......................  $   9,215  $    --   $    --
 Retirement of treasury stock....................  $  12,910  $    --   $    --
 Treasury stock reissued for shareholder notes...  $     --   $  4,645  $    --

                See accompanying notes to financial statements.

                         UNITED INDUSTRIES CORPORATION

            STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

             For the Years Ended December 31, 1999, 1998 and 1997
                            (Dollars in thousands)

                                                                                                      Common
                                                                                                       Stock
                           Accumulated   Class A voting     Class B voting                 Retained   held in
                              other       common stocks      common stock     Additional   earnings    Grant   Treasury stock
                          comprehensive ------------------ ------------------  paid-in   (accumulated   or     --------------
                             income       Shares    Amount   Shares    Amount  capital     deficit)    Trust   Shares Amount
                          ------------- ----------  ------ ----------  ------ ---------- ------------ -------  ------ -------
Balance at
January 1, 1997.            $     --         1,000   $  1       1,000   $  1   $    972   $  52,963   $   --    (400) $(7,109)
Net income......                                                                             36,843
Other
comprehensive
income..........
Distributions
paid............                                                                            (19,008)
Treasury stock
cost adjustment.                                                                                                         (214)
Balance at
December 31,
1997............                  --         1,000      1       1,000      1        972      70,798             (400)  (7,323)
                            ---------   ----------   ----  ----------   ----   --------   ---------   -------   ----  -------
Balance at
January 1, 1998.                             1,000      1       1,000      1        972      70,798       --    (400)  (7,323)
Net income......                                                                             46,741
Other
comprehensive
income..........
Distributions
paid............                                                                            (47,346)
Treasury stock
purchased.......                                                                                                (120)  (5,818)
Treasury stock
cost adjustment.                                                                                                          231
Balance at
December 31,
1998............                  --         1,000      1       1,000      1        972      70,193       --    (520) (12,910)
                            ---------   ----------   ----  ----------   ----   --------   ---------   -------   ----  -------
Balance at
January 1, 1999.                  --         1,000      1       1,000      1        972      70,193       --    (520) (12,910)
Net income
(loss)..........                                                                            (11,597)
Other
comprehensive
income..........
83,378.37838-
for-1 stock
split and
Treasury stock
redemption......                        27,699,000    277  27,699,000    277       (554)   (363,805)             520   12,910
Stock received
and redeemed in
settlement of
shareholder note
purchased.......                           (50,000)    (1)    (50,000)    (1)                  (521)                      --
Common stock
issued..........                           274,000      3     274,000      3      2,738
Spin-off of the
Metals Business.                                                                    --       (5,791)
Fees and
expenses related
to the
Recapitalization
and equity
transactions....                                                                   (688)
Recapitalization
transactions/redemptions
with affiliate..                          (544,000)    (6)   (544,000)    (6)    (4,237)
Equity
contributed by
senior managers.                           270,000      3     270,000      3      2,694                (2,700)
Shareholder
capital
contribution....                                                                  8,425
Tax benefit from
Recapitalization.                                                               117,515
                            ---------   ----------   ----  ----------   ----   --------   ---------   -------   ----  -------
Balance at
December 31,
1999............            $     --    27,650,000   $277  27,650,000   $277   $126,865   $(311,521)  $(2,700)  $--   $   --
                            =========   ==========   ====  ==========   ====   ========   =========   =======   ====  =======
                              Total
                          Shareholders'
                            (Deficit)
                             Equity
                          -------------
Balance at
January 1, 1997.            $  46,828
Net income......               36,843
Other
comprehensive
income..........
Distributions
paid............              (19,008)
Treasury stock
cost adjustment.                 (214)
Balance at
December 31,
1997............               64,449
                          -------------
Balance at
January 1, 1998.               64,449
Net income......               46,741
Other
comprehensive
income..........
Distributions
paid............              (47,346)
Treasury stock
purchased.......               (5,818)
Treasury stock
cost adjustment.                  231
Balance at
December 31,
1998............               58,257
                          -------------
Balance at
January 1, 1999.               58,257
Net income
(loss)..........              (11,597)
Other
comprehensive
income..........                  --
83,378.37838-
for-1 stock
split and
Treasury stock
redemption......             (350,895)
Stock received
and redeemed in
settlement of
shareholder note
purchased.......                 (523)
Common stock
issued..........                2,744
Spin-off of the
Metals Business.               (5,791)
Fees and
expenses related
to the
Recapitalization
and equity
transactions....                 (688)
Recapitalization
transactions/redemptions
with affiliate..               (4,249)
Equity
contributed by
senior managers.                  --
Shareholder
capital
contribution....                8,425
Tax benefit from
Recapitalization.             117,515
                          -------------
Balance at
December 31,
1999............            $(186,802)
                          =============

                See accompanying notes to financial statements.

                         UNITED INDUSTRIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                            (Dollars in thousands)

Note 1--Summary of Significant Accounting Policies

Estimates and assumptions

   The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and cash equivalents

   The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

   Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out method. Cost includes raw materials, direct labor and overhead. Provision for potentially obsolete or slow-moving finished goods and raw materials is made based on management's analysis of inventory levels and future sales forecasts.

Equipment and leasehold improvements

   Expenditures for equipment and leasehold improvements and those which substantially increase the useful lives of equipment are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and gains or losses on the dispositions are reflected in earnings. Depreciation is computed on the straight-line basis by charges to costs or expenses at rates based on the estimated useful lives of the assets. Machinery and equipment are depreciated over periods ranging from three to twelve years. Office furniture and equipment are depreciated over periods ranging from five to ten years. Automobiles and trucks are depreciated over periods ranging from three to seven years. Leasehold improvements are amortized over periods ranging from five to thirty-nine years. Property under capital lease is amortized over the term of the lease.

Impairment of long-lived assets

   The Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful lives of equipment and leasehold improvements may warrant revision or that the remaining balance of equipment and leasehold improvements may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of the equipment and leasehold improvements from expected future operating cash flows on a undiscounted basis. In the opinion of management, no such impairment existed as of December 31, 1999 and 1998.

Goodwill

   Goodwill is included in other assets and represents the excess of cost over the net tangible assets of acquired businesses and is amortized over 40 years. Subsequent to the acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining useful life of an intangible asset may warrant revision or that the remaining balance of an intangible asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of intangible assets from expected future operating cash flows

                         UNITED INDUSTRIES CORPORATION
on an undiscounted basis. In the opinion of management, no such impairment existed as of December 31, 1999 and 1998.

Advertising and promotion expenses

   The Company advertises and promotes its products through national and regional media. Products are also advertised and promoted through cooperative programs with retailers. The Company expenses advertising and promotion costs as incurred, although costs incurred during interim periods are generally expensed ratably in relation to revenues.

Research and development

   Research and development costs are expensed as incurred and approximated $1,038, $776 and $592 for 1999, 1998 and 1997, respectively.

Revenue recognition

   The Company recognizes revenue upon shipment of its products. Sales are net of discounts and allowances.

Comprehensive income

   Comprehensive income is defined as the total of net income and all other non-owner changes in equity. The Company has no other items that affect comprehensive income other than net income.

Income taxes

   In conjunction with the Recapitalization, the Company converted from an "S" corporation to a "C" corporation. As a "C" corporation, the Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled.

Stock-Based Compensation

   The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the fair market value of the Company's stock at the date of grant over the amount an employee must pay to acquire stock.

Earnings per share

   In accordance with generally accepted accounting principles, earnings per share information is not presented since the Company does not have publicly held common stock.

Note 2--Recapitalization of the Company and non-recurring charges

   On January 20, 1999, pursuant to a Recapitalization agreement with UIC Holdings, L.L.C. (the "Equity Investor"), which is owned by Thomas H. Lee Equity Fund IV, L.P. ("THL Fund IV" and, together with its affiliates, the "THL Parties"), the Company was recapitalized (the "Recapitalization") in a transaction in which: (i) the Equity Investor purchased common stock from the Company's existing stockholders for approximately $254.7 million; (ii) the Company's senior managers purchased common stock from the Company's existing stockholders for approximately $5.7 million; and (iii) the Company used the net proceeds of a senior subordinated facility (the "Senior Subordinated

                         UNITED INDUSTRIES CORPORATION

Facility") and borrowings under a Senior Credit Facility (the "Senior Credit Facility") to redeem a portion of the common stock held by the Company's existing stockholders. Following the Recapitalization, the Equity Investor owned approximately 91.9% of the Company's issued and outstanding common stock, the existing stockholders retained approximately 6.0% and the Company's senior managers owned approximately 2.1%. On January 20, 1999, the total transaction value of the Recapitalization was approximately $652.0 million, including related fees and expenses, and the implied total equity value following the Recapitalization was approximately $277.0 million. The total consideration paid to redeem the Company's common stock was subject to both upward and downward adjustments based on the Company's working capital on the date of the Recapitalization and excess taxes of certain stockholders arising from the Company's Section 338(h)(10) election. In December 1999, the Company recorded a $7.2 million charge to equity to finalize the costs associated with the Recapitalization increasing the total transaction value to $659.2 million.

   On January 20, 1999, the Recapitalization was funded by: (i) $225.0 million of borrowings under the Senior Credit Facility; (ii) $150.0 million of borrowings under the Senior Subordinated Facility; (iii) $254.7 million equity investment by the THL Parties through the Equity Investor; (iv) $5.7 million equity investment by the Company's senior management team; and (v) equity retained by the Company's existing stockholders having an implied fair market value of approximately $16.6 million.

   The Recapitalization was accounted for as a leveraged recapitalization, which had no impact on the Company's historical basis of assets and liabilities for financial reporting purposes.

   During 1999, the Company recorded $31,312 in fees and expenses associated with the Recapitalization. The total fees and expenses consist of: (i) fees and expenses related to the debt and equity transactions, including bank commitment fees and underwriting discounts and commissions; (ii) professional, advisory and investment banking fees and expenses; and (iii) miscellaneous fees and expenses such as printing and filing fees. The fees and expenses that could be specifically identified as relating to the issuance of debt were capitalized and will be amortized over the life of the debt as interest expense. The fees and expenses that could be specifically identified as relating to the equity transactions were charged directly to equity. Other transaction fees were allocated between debt and Recapitalization transaction fees based on the Company's estimate of the effort spent in the activity giving rise to the fee or expense. The allocation of fees and expenses to the debt, equity and Recapitalization transaction fees is as follows:

                                                       Recapitalization
                                         Debt   Equity Transaction Fees Totals
                                        ------- ------ ---------------- -------
      Direct costs..................... $17,205  $688      $   --       $17,893
      Allocated costs..................   2,729   --        10,690       13,419
                                        -------  ----      -------      -------
      Total fees and expenses.......... $19,934  $688      $10,690      $31,312
                                        =======  ====      =======      =======

   During 1999, the Company recorded various non-recurring charges as follows
(i) change of control bonuses to some members of senior management totaling $8,645, which were contractually required as a result of the Recapitalization (senior management reinvested $2,700 of their change in control bonuses in the Company's common stock through a Grantor Trust); (ii) $2,446 of severance charges incurred as a result of the President and Chief Executive Officer and the Senior Vice President, Sales terminating their employment with the Company; (iii) $1,100 to cost of goods sold for the write-off of its "Citri-Glow" candle inventory (the Company discontinued this product line during 1999 and chose to dispose of the inventory by selling it through discount channels at prices below cost); and (iv) $900 related to deductions taken by customers for advertising and promotional spending in excess of contractual obligations for which the Company elected not to pursue collection.

Note 3--Discontinued operations

   In connection with the Recapitalization, the Company formed a wholly owned subsidiary DW Wej-it, Inc., a Delaware corporation ("DW"). All of the company's assets and liabilities related to the Company's business of manufacturing and marketing construction anchoring fasteners and providing contract manufacturing services in metals

                         UNITED INDUSTRIES CORPORATION
fabrication (collectively referred to as the "Metals Business") were contributed to DW. Effective January 1, 1999, the Company distributed all of the shares of capital stock of DW owned by the Company to its shareholders.

            === ===

   The Metals Business is accounted for as a discontinued operation in the accompanying financial statements. The investment in discontinued operations at December 31, 1998 is primarily comprised of cash, accounts receivable, inventory, fixed assets, accounts payable and accrued expenses. Operating results for the Metals Business have been included in the Statements of Operations for 1998 and 1997.

   Results for discontinued operations are as follows:


                                                               December 31,
                                                           --------------------
                                                           1999  1998    1997
                                                           ---- ------- -------
      Net sales........................................... $--  $18,038 $18,757
      Income before income taxes..........................  --    1,751   1,963
      Income tax expense..................................  --       37      40
                                                           ---- ------- -------
      Income from discontinued operations................. $--  $ 1,714 $ 1,923
                                                           ==== ======= =======

Note 4--Common stock and stock split

   The Company's articles of incorporation previously authorized 20,000 shares of $1.00 par value Class A Voting shares and 20,000 shares of $1.00 par value Class B Non-Voting shares. At December 31, 1998, 740 Class A Voting shares and 740 Class B Non-Voting shares were outstanding.

   On January 20, 1999, the Company's Board of Directors declared an 83,378.37838 to 1 stock split and increased the Company's authorized capital to 65.0 million shares, of which 32.5 million have been designated as Class A Voting Common Stock and 32.5 million have been designated as Class B Non-Voting Common Stock. As of January 20, 1999, there were 27.6 million shares of Class A Voting Common Stock outstanding and 27.6 million shares of Class B Non-Voting Common Stock outstanding. In conjunction with the stock split, the Company's board of directors reduced the par value of both the Class A Voting shares and Class B Non-Voting shares to $0.01 per share.

Note 5--Inventories

   Inventories are as follows:

                                                                December 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
      Raw materials........................................... $ 9,916  $ 7,748
      Finished goods..........................................  44,149   33,696
      Allowance for obsolete and slow-moving inventory........    (822)     --
                                                               -------  -------
      Total inventories....................................... $53,243  $41,444
                                                               =======  =======

                         UNITED INDUSTRIES CORPORATION

Note 6--Equipment and leasehold improvements

   Equipment and leasehold improvements are as follows:

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
      Machinery and equipment.................................. $26,791 $30,243
      Office furniture and equipment...........................   9,606   3,316
      Automobiles, trucks and aircraft.........................   9,573     322
      Leasehold improvements...................................   6,848   6,793
                                                                ------- -------
                                                                 52,818  40,674
      Less: accumulated depreciation...........................  24,958  20,518
                                                                ------- -------
                                                                $27,860 $20,156
                                                                ======= =======

   Depreciation expense was $4,495, $3,624 and $3,377 in 1999, 1998 and 1997,
respectively.

Note 7--Other assets

   Other assets are as follows:

                                                                December 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
      Goodwill................................................ $ 7,988  $ 7,988
      Accumulated amortization................................  (1,964)  (1,744)
                                                               -------  -------
                                                                 6,024    6,244
                                                               -------  -------
      Deferred financing fees.................................  16,184      --
      Accumulated amortization................................  (1,991)     --
                                                               -------  -------
                                                                14,193      --
                                                               -------  -------
      Other...................................................     653      704
                                                               -------  -------
      Total other assets...................................... $20,870  $ 6,948
                                                               =======  =======

Note 8--Accrued expenses

   Accrued expenses are as follows:

                                                                December 31,
                                                               ---------------
                                                                1999    1998
                                                               ------- -------
      Amounts due certain shareholders for recapitalization
       costs.................................................. $13,000 $   --
      Advertising and promotional expenses....................   4,799   5,018
      Interest expense........................................   3,840     --
      Cash overdraft..........................................   2,078   3,148
      Severance charges.......................................   1,805     --
      Settlement charges and litigation expenses..............     114   2,321
      Other...................................................   2,799   2,218
                                                               ------- -------
      Total accrued expenses.................................. $28,435 $12,705
                                                               ======= =======

                         UNITED INDUSTRIES CORPORATION

Note 9--Long-term debt and credit facilities

   Long-term debt is comprised of the following:

                                                               December 31,
                                                              ----------------
                                                                1999     1998
                                                              --------  ------
      Senior Credit Facility:
        Term loan A.......................................... $ 62,500  $  --
        Term loan B..........................................  148,125     --
        Revolving credit facility............................      --      --
      9 7/8% Series B Registered Senior Subordinated Notes...  150,000     --
      Former stockholder note, unsecured, payable in annual
       principal instalments of $929 plus interest at the
       six-month U.S. Treasury Bill rate in effect on the
       first day of each annual period.......................      --    4,645
                                                              --------  ------
                                                               360,625   4,645
      Less portion due within one year.......................  (11,500)   (929)
                                                              --------  ------
      Total long-term debt net of current portion............ $349,125  $3,716
                                                              ========  ======

   The Senior Credit Facility was provided by NationsBank, N.A., Morgan Stanley Senior Funding, Inc. and CIBC Inc. and consists of (i) a $110,000 revolving credit facility (the "revolving credit facility"), under which no borrowings were outstanding at the closing of the Recapitalization; (ii) a $75,000 term loan facility ("Term Loan A"); and (iii) a $150,000 term loan facility ("Term Loan B"). The revolving credit facility and Term Loan A mature six years from the closing date of the Senior Credit Facility, and Term Loan B matures seven years from the closing date of the Senior Credit Facility. The revolving credit facility is subject to a clean-down period during which the aggregate amount outstanding under the revolving credit facility shall not exceed $10.0 million for 30 consecutive days occurring during the period between August 1 and November 30 in each calendar year.

   The principal amount of Term Loan A is to be repaid in twenty-three consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2005. $10,000 will be payable in each of the first four years and $17,500 will be repaid in each of the last two years. The principal amount of Term Loan B is to be repaid in twenty-seven consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2006. $1,500 will be paid in each of the first six years and $141,000 will be payable in year seven.

   The Senior Credit Facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative convenants put restrictions on levels of investments, indebtedness, insurance and capital expenditures. Financial covenants require the maintenance of certain financial ratios at defined levels. At December 31, 1999, the Company was not in compliance with certain financial covenants. On January 24, 2000 the Senior Credit Facility agreement was amended to provide new provisions for financial covenant requirements and a waiver of the covenant requirements at December 31, 1999. The amendment contains provisions for the increase in interest rates upon reaching certain maximum leverage ratios. As part of the amended agreement, the Company paid bank fees of $862, which will be reflected as deferred financing fees in January 2000 and amortized over the life of the debt as interest expense.

   Under the new covenants, interest on the revolving credit facility, Term Loan A and Term Loan B ranges from 200 to 375 basis points above LIBOR depending on certain financial ratios. Unused commitments under the revolving credit facility are subject to a 50 basis point annual commitment fee. LIBOR was 6.21% at December 31, 1999.

   The Senior Credit Facility may be prepaid at any time in whole or in part without premium or penalty. During 1999, principal payments on Term Loans A and B of $12.5 million and $1.9 million, respectively, were paid, which included optional principal prepayments of $5.0 million and $0.7 on Term Loan A and Term Loan B, respectively. According to the Senior Credit Facility Agreement, each prepayment on Term Loan A and Term Loan B can be applied

                         UNITED INDUSTRIES CORPORATION
to the next principal repayment installments. Management intends to pay a full year of principal repayment installments in 2000 in accordance with the Senior Credit Facility agreement.

   Obligations under the Senior Credit Facility are secured by substantially all of the properties and assets of the Company and substantially all of the properties and assets of the Company's future domestic subsidiaries.

   The Senior Subordinated Facility was redeemed through the issuance of 9 7/8% Senior Subordinated Notes due April 1, 2009. In connection with this redemption, the Company incurred an extraordinary loss from the early extinguishment of debt, net of tax of $2,325. In the fourth quarter of 1999, the Company exchanged the 9 7/8% Senior Subordinated Notes for new notes registered under the securities act of 1933. The new notes are substantially identical to the old notes.

   No borrowings were outstanding under the $110.0 million revolving credit facility at December 31, 1999.

   There were no compensating balance requirements for the $110.0 million revolving credit facility at December 31, 1999.

   The carrying amount of the Company's obligation under the Senior Credit Facility approximates fair value because the interest rates are based on floating interest rates identified by reference to market rates. The fair value of the 9 7/8% Senior Subordinated Notes was $137,250 at December 31, 1999 based on the quoted market price of the notes at that date.

   Aggregate maturities under the Senior Credit Facility (excluding the revolving credit facility) and the Senior Subordinated Notes are as follows:

      2000............................................................. $ 11,500
      2001.............................................................   11,500
      2002.............................................................   11,500
      2003.............................................................   17,125
      2004.............................................................   18,375
      Thereafter.......................................................  290,625
                                                                        --------
                                                                        $360,625
                                                                        ========

   The Company entered into a capital lease agreement in March 1999 for $9.2 million.

   Prior to the Recapitalization, the Company had available an unsecured seasonal working capital line of credit with a bank. The agreement provided the Company with a maximum $80,000 line of credit. Interest on outstanding borrowings were payable monthly at a rate not to exceed the bank's LIBOR rate plus 0.75% or the bank's prime rate less 1.75%. No borrowings were outstanding at December 31, 1998. This agreement was canceled in conjunction with the Recapitalization.

   The long-term debt outstanding at December 31, 1998 was repaid in conjunction with the Recapitalization on January 20, 1999.

Note 10--Treasury stock

   On January 20, 1999, the Company redeemed all of its treasury stock. (See
Note 2--Recapitalization of the Company and non-recurring charges.)

   On January 30, 1998, the Company purchased 120 shares, which represented all of the outstanding Common stock of three stockholders for cash of $1,173 and shareholder notes totaling $4,645. In 1998, the Treasury stock was revalued, resulting in a decrease of $231 in treasury stock.

                         UNITED INDUSTRIES CORPORATION

   During 1997, the cost of the treasury stock purchased in 1996 was revalued, resulting in an increase of $214 in treasury stock and long-term debt.

Note 11--Income taxes

   Prior to the Recapitalization, the Company had elected "S" corporation status under provisions of the Internal Revenue Code, and similar provisions of Missouri tax law. As such, the Company was not liable for federal or Missouri state income taxes, but rather the stockholders included their distributive share of the taxable income of the Company on their respective income tax returns. The Company was under a contractual obligation to its stockholders to distribute a percentage of net income equal to 110% of the highest personal income tax rates to provide the stockholders with funds to make their personal quarterly estimated income tax payments.

   In conjunction with the Recapitalization, the Company converted to a "C" corporation and was subject to federal income tax in 1999. The impact of the conversion to a "C" corporation was a charge of $2,062, which has been reflected as income tax expense in the accompanying financial statements.

   The income tax expense was allocated as follows:

                                                                  Year Ended
                                                               December 31, 1999
                                                               -----------------
      Income from continuing operations.......................      $ 4,257
      Extraordinary item......................................       (1,425)
                                                                    -------
          Total income tax expense............................      $ 2,832
                                                                    =======

   Income tax expense is as follows:

                                                                  Year Ended
                                                               December 31, 1999
                                                               -----------------
      Current:
        Federal...............................................      $   --
        State and local.......................................          --
                                                                    -------
          Total current.......................................          --
                                                                    =======
      Deferred:
        Federal...............................................        2,569
        State and local.......................................          549
        C-Corporation conversion charge.......................        2,000
        Valuation allowance release...........................       (2,286)
                                                                    -------
          Total deferred......................................        2,832
                                                                    -------
      Income tax expenses.....................................      $ 2,832
                                                                    =======

   Income tax expense attributable to the loss from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to the loss from operations by the following amounts:

                                                                  Year Ended
                                                               December 31, 1999
                                                               -----------------
      Computed "expected" tax benefit.........................      $(1,755)
      Tax effect of:
        Non-deductible recapitalization transaction fees......        3,742
        Valuation allowance release...........................       (2,286)
        C-Corporation conversion charge.......................        2,000
        Pre-Recapitalization loss as an "S" corporation.......        1,684
        Non-deductible goodwill...............................           77
        Non-deductible meals & entertainment expenses.........           35
        State and local taxes (net of Federal tax benefit)....          760
                                                                    -------
          Total tax expense on income from continuing
           operations.........................................      $ 4,257
                                                                    =======

                         UNITED INDUSTRIES CORPORATION

   Deferred income taxes are as follows:

                                                                    December 31,
                                                                        1999
                                                                    ------------
      Deferred tax assets:
        Goodwill...................................................  $ 219,361
        NOL carryforward...........................................     10,954
        Inventories................................................        186
        Deferred compensation......................................      1,026
        Severance accruals.........................................        686
        Other accruals.............................................        485
                                                                     ---------
        Gross deferred tax assets..................................    232,698
                                                                     ---------
        Valuation allowance........................................   (115,158)
                                                                     ---------
      Total deferred tax assets....................................    117,540
                                                                     ---------
      Deferred tax liabilities:
        Equipment and leasehold improvements.......................     (2,858)
                                                                     ---------
        Net deferred tax assets....................................  $ 114,682
                                                                     =========

   The temporary difference for goodwill results from the step up in tax basis due to the Recapitalization while maintaining historical basis for book purposes. This benefit will be realized over 15 years. Based on historical levels of income and the length of time required to utilize this benefit, a valuation allowance representing 50% of the total benefit has been established. The valuation allowance release of $2,286 was recorded to 1999 income tax expense to maintain the 50% valuation allowance against goodwill and the NOL carryforward created in 1999.

   Deferred income tax assets and liabilities are reflected in the balance sheet as follows:

                                                                    December 31,
                                                                        1999
                                                                    ------------
      Prepaid expenses.............................................   $  1,272
      Deferred income tax..........................................    116,268
      Other liabilities............................................     (2,858)
                                                                      --------
                                                                      $114,682
                                                                      ========

Note 12--Stock options

   In connection with the Recapitalization, the Company instituted the 1999 Stock Option Plan (the Plan), which is administered by a committee of the Company's Board of Directors. The Plan was designed as an incentive plan for selected employees and directors of the Company. The option pool under the Plan consists of an aggregate of 4,000,000 shares of the Company's common stock that may consist of shares of the Company's Class A Voting Common Stock, par value $0.01, the Company's Class B Non-Voting Common Stock, par value $0.01, or some combination of Class A Voting Common Stock and Class B Non-Voting Common Stock. A portion of the options become exercisable ratably over a five-year period beginning on the date of grant. The remaining portion the options are vested based upon attainment of certain financial and performance objectives, with a maximum vesting period of 10 years.

   Changes in stock options outstanding at December 31, 1999 are summarized below:

                                                                 Shares   Price
                                                                --------- -----
      Outstanding at December 31, 1998.........................       --  $ --
      Granted in connection with the Recapitalization.......... 2,955,000  5.00
      Exercised................................................       --    --
      Cancelled................................................       --    --
                                                                --------- -----
      Outstanding at December 31, 1999......................... 2,955,000 $5.00
                                                                --------- -----

   At December 31, 1999, 1,045,000 shares were available for future grants under the Plan.

                         UNITED INDUSTRIES CORPORATION

   The Company has elected to account for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and not the fair value method as provided by FAS 123, "Accounting and Disclosure of Stock-Based Compensation." Under APB 25, because the exercise price of the Company's employee stock options equals the estimated fair value of the underlying stock on the grant date, no compensation expense is recognized.

   Pro Forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company accounted for its employee stock options subsequent to December 31, 1994 under the fair value method. The weighted average fair value of the options estimated at the date of grant using the Black-Scholes option-pricing model was $2.08. The fair value of the 1999 options granted is estimated on the date of grant using the following assumptions: expected volatility of 0%, risk-free interest rate of 6.765%, no dividend yield and an expected life of 5 or 10 years.

   Because the Company's employee stock options have characteristics different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's judgment, applying the provisions of FAS 123 does not necessarily provide a reliable single measure of the fair value of its stock options. It is also not likely that the current pro forma net income will be representative of pro forma net income in future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period.

   The Company's pro forma information is as follows:

                                                                         1999
                                                                       --------
      Pro forma Net Income/(Loss)..................................... $(12,064)

Note 13--Deferred compensation plans

   The Company has a 401(k) savings plan, which covers substantially all of its employees with six months or more continuous service. The 401(k) feature allows participants to defer a portion of eligible compensation on a tax-deferred basis. The plan provides for the Company to match 50% of each employees voluntary contribution up to 6% of gross earnings. The matching amount increases to 75% after ten years of service. The matching contribution amounted to $467, $239 and $347 for 1999, 1998 and 1997, respectively.

   The Company also sponsors a deferred compensation plan for certain members of senior management. The plan allows participants to contribute an unlimited amount of earnings to the plan. The Company does not match contributions to this plan.

Note 14--Transactions with related parties

   In connection with the Recapitalization Agreement, the Company entered into a professional service agreement with the Thomas H. Lee Company. The agreement extends for a term of three years, beginning January 20, 1999, and automatically extends for successive one-year periods thereafter, unless the parties give 30 days' notice prior to the end of the term. Under the agreement, the Thomas H. Lee Company will receive $62.5 per month for management and other consulting services provided to the Company. The agreement also provides that the Company will reimburse out-of-pocket expenses incurred in connection with management advisory services. During 1999, the Company paid $710 under this agreement, which is reflected in selling, general and administrative expenses in the accompanying statement of operations.

   Prior to the Recapitalization, the Company occasionally advanced funds or received funds from a company with common ownership to the Company. The advances were unsecured and bore interest at the Company's borrowing rate. The amounts due from the affiliated company bore interest at 10.5% per year and were repaid in 1998. In addition, the

Company guaranteed the debt of an affiliated company. The guaranteed debt amounted to approximately $4,833 at December 31, 1998. This debt guarantee was terminated in connection with the Recapitalization.

Note 15--Concentration of credit risks, exposures and financial instruments

   Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. The Company is heavily dependent on four customers for a substantial majority of its sales. These four customers accounted for approximately 73%, 68% and 64% of net sales for 1999, 1998 and 1997, respectively. At December 31, 1999, 1998 and 1997, accounts receivable from these four customers were 71%, 56% and 51%, respectively, of total accounts receivable. (See Note 18--Segment information)

   The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral from its customers. The Company maintains allowances for potential credit losses, and such losses have generally been within management's expectations.

   The Company does not use any derivative financial instruments to hedge its exposure to interest rate changes. The Company does utilize various commodity and specialty chemicals in its production process. The Company does not use derivative commodity instruments to hedge its exposures to changes in commodity prices.

   The carrying value of cash and short-term financial instruments approximates fair value due to the short maturity of those instruments.

Note 16--Commitments

   The Company leases the majority of its operating facilities from a company owned by a significant shareholder of the Company under various operating leases expiring December 31, 2010. Rent expense under these operating leases was approximately $2,415 during 1999. The Company has options to terminate the leases on a year-to-year basis by giving advance notice of at least twelve months. The Company leases a portion of its operating facilities from the same company under a sublease agreement expiring on December 31, 2005 with minimum annual rentals ranging from $578 to $653. The Company has two five-year options to renew this lease, beginning January 1, 2006. Management believes that the terms and expenses associated with the related party leases described above are similar to those negotiated by unrelated parties at arm's length. Aggregate rent expense amounted to $5,228, $4,367 and $4,320 for 1999, 1998 and 1997, respectively.

   The Company is obligated under other operating leases for use of warehouse space. The leases expire at various dates through December 1, 2006. Five of the leases provide as many as five five-year options to renew.

   The following is a summary of future minimum payments under the operating leases described above that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1999.

                                                      Operating Leases
                                                      -----------------
                                                      Affiliate  Other   Total
                                                      --------- ------- -------
      Year Ended December 31,
      2000...........................................  $ 2,536  $ 2,229 $ 4,765
      2001...........................................    2,612    2,307   4,919
      2002...........................................    2,690    2,368   5,058
      2003...........................................    2,771    2,282   5,053
      2004...........................................    2,854    1,860   4,714
      Thereafter.....................................    2,939    1,542   4,481
                                                       -------  ------- -------
      Total minimum lease payments...................  $16,402  $12,588 $28,990
                                                       =======  ======= =======

Note 17--Contingencies

   In March 1999, the Company recorded a non-recurring litigation charge of $1,500 to primarily reserve for the expected cost of an adverse judgement on a counterclaim filed by defendants in the case of United Industries

Corporation vs. John Allman, Craig Jackman et al., pending in the U.S. District Court in Detroit, Michigan; Case No. 97-76147. The Company alleged that defendants breached contracts by failing to perform various services. Defendants counterclaimed for sales commissions allegedly earned by them but not paid to them by the Company. On July 29, 1999, the Company paid $900 in liquidated damages and $112 in past commissions. The remaining amounts accrued in connection with the $1,500 charge were primarily used to cover legal costs associated with this case.

   In October 1998, the FTC and several state attorneys general filed a suit against the Company seeking to enjoin the Company's advertising of Spectracide Terminate(TM) as a "termite home defense system." The suit alleged that the Company made deceptive and unsubstantiated claims regarding Spectracide Terminate(TM); the Company denied the allegations. The Company entered into a settlement agreement regarding its advertising claims with the FTC and the state attorney generals involved in the litigation. All parties without any issues of fact or law having been adjudicated entered into the settlement agreement. As part of the settlement, the Company agreed that it would not, without competent and reliable scientific evidence, represent to consumers that: (a) use of Spectracide Terminate(TM) alone is effective in preventing terminate infestations or eliminating active termite infestations; (b) Spectracide Terminate(TM) provides "protection for you home against subterranean termites"; and (c) Spectracide Terminate(TM) is a "termite home defense system" or make any representations comparing the performance of Spectracide Terminate(TM) to other termite control methods. The Company further agreed to apply to the federal EPA to rename the product as "Spectracide Terminate(TM)" (without reference to "termite home defense system"). The agreement provides that the Company may describe the product as a "do-it-yourself termite killing system for subterranean termites." Finally, in virtually any advertisement that indicates, either expressly or implicitly, that Spectracide Terminate(TM) kills termites or prevents termite damage or infestation, the Company agreed to make the following disclosure: "Not recommended as sole protection against termites, and for active infestations, get a professional inspection." The Company recorded non-recurring litigation charges from this suit totaling $1,121, including $400 paid to 10 states' attorneys general for reimbursement of their legal expenses and $721 for other legal expenses the Company incurred in connection with this were paid in the first quarter of 1999.

   In March 1998, a judgement for $1,200 was entered against the Company for a lawsuit filed in 1992 by the spouse of a former employee claiming benefits from a Company-owned key man life insurance policy. The Company has reflected the judgement amount as non-recurring litigation charges for 1998. On August 24, 1999 the Missouri District Court of Appeals, Eastern District, affirmed the trial court's decision. On December 1, 1999, after the Missouri Supreme Court further reviewed the trial courts decision, the Company paid $1,347 in settlement of this case including legal costs of $88. Settlement and legal costs in excess of the original charge of $1,200 recorded in 1998 were charged to non-recurring litigation charges in the fourth quarter of 1999.

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

Note 18--Segment information

   The Company operates in one segment consisting of the manufacturing, marketing and distribution of lawn and garden care and insect control products to retail channels principally in the United States. (See Note 3--Discontinued operations--for a discussion of the spin-off of the Metals Business.) The Company's product lines include herbicides, household insecticides, insect repellents and water-soluble fertilizers under a variety of brand names. The product lines are as follows:

Value brands
  . Spectracide(R)--consumer lawn and garden pesticides;
  . Spectracide Terminate(TM)--consumer termite killing system;

  . Spectracide Pro(R)--professional lawn and garden and pest control products;
  . Hot Shot(R)--household insecticides;
  . Cutter(R)--consumer insect repellents; and
  . Peters(R)--consumer water-soluble fertilizers.

Opening price point brands
  . Real-Kill(R)--opening price point brand at Home Depot;
  . No-Pest(R)--opening price point brand at Lowe's; and . Krid(R), Kgro(R), Shootout(R) and Gro Best(R) --opening price point brand at Kmart.


   The Company sells and distributes both its value and opening price point brands to its four largest customers. Net sales to the Company's four largest customers were as follows:

                                                                   For the year
                                                                  ended December
                                                                       31,
                                                                  --------------
                                                                  1999 1998 1997
                                                                  ---- ---- ----
      Customer A................................................. 31%  26%  19%
      Customer B................................................. 15%  17%  18%
      Customer C................................................. 15%  14%  10%
      Customer D................................................. 12%  11%  17%

   No other customers represented more than 10% of 1999 or 1998 net sales.

Note 19--Unaudited quarterly financial information

                                       Year Ended December 31, 1999
                                ----------------------------------------------
                                 First     Second   Third    Fourth    Total
                                --------  -------- -------  --------  --------
   Net sales................... $ 96,593  $131,690 $53,536  $ 22,229  $304,048
   Operating (loss) income.....   (2,255)   32,581   7,772    (7,890)   30,208
   (Loss) income from
    continuing operations......  (12,880)   18,063  (2,941)  (11,514)   (9,272)
   Net (loss) income........... $(15,205) $ 18,063 $(2,941) $(11,514) $(11,597)

                                       Year Ended December 31, 1998
                                ----------------------------------------------
                                 First     Second   Third    Fourth    Total
                                --------  -------- -------  --------  --------
   Net sales................... $ 82,288  $126,938 $47,952  $ 25,498  $282,676
   Operating (loss) income.....   15,476    29,816   4,220    (2,387)   47,125
   (Loss) income from
    continuing operations......   14,989    28,470   4,237    (2,669)   45,027
   Income from discontinued
    operations, net of tax.....      420       534     424       336     1,714
   Net (loss) income........... $ 15,409  $ 29,004 $ 4,661  $ (2,333) $ 46,741

   Due to the seasonal nature of the Company's business, net sales in the first and second quarters exceed net sales in the third and fourth quarters.

   During the first quarter of 1999, the Company recorded various non-recurring charges to operations as follows: (i) $10,690 in recapitalization transaction fees and expenses; (ii) change of control bonuses to some members of senior management totaling $8,645; (iii) $1,100 to cost of goods sold for the write-off of its "Citri-Glow" candle inventory; (iv) $900 related to deductions taken by customers for advertising and promotional spending in excess of contractual obligations; and (v) $1,500 to primarily reserve for the expected cost of an adverse judgement on a counterclaim.

   In the second quarter of 1999, the Company recorded a severance charge of $1,606 as a result of the President and Chief Executive Officer terminating employment with the Company. In the fourth quarter of 1999, the Company recorded a severance charge of $840 as a result of the Senior Vice President, Sales terminating employment with the Company.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       United Industries Corporation

                                                  /s/ Robert L. Caulk
                                       By: ___________________________________
                                                    Robert L. Caulk,
                                              President and Chief Executive
                                                         Officer
Dated: March 30, 2000

                                    *  *  *

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signatures                               Title                          Date
              ----------                               -----                          ----


         /s/ David A. Jones           Chairman of the Board and a Director       March 30, 2002
 ____________________________________
            David A. Jones

       /s/ Daniel J. Johnston         Senior Vice President, Finance and MIS     March 30, 2002
 ____________________________________ and Chief Financial Officer (Principal
          Daniel J. Johnston          Financial and Accounting Officer)

      /s/ Matthew M. McCarthy         Vice President, General Counsel &          March 30, 2002
 ____________________________________ Secretary
           Matthew McCarthy

         /s/ C. Hunter Boll           Director                                   March 30, 2002
 ____________________________________
             Hunter Boll

        /s/ Scott A. Schoen           Director                                   March 30, 2002
 ____________________________________
           Scott A. Schoen

       /s/ Charles A. Brizius         Director                                   March 30, 2002
 ____________________________________
          Charles A. Brizius

         /s/ David C. Pratt           Director                                   March 30, 2002
 ____________________________________
            David C. Pratt

                                 EXHIBIT INDEX

   (a) Exhibits.

      3.1      Amended and Restated Certificate of Incorporation of the
               Company, dated January 13, 1999.*

      3.2      Certificate of Amendment of the Company, dated January 20,
               1999.*

      3.3      By-laws of the Company.*

      4.1 Securities Purchase Agreement, dated as of March 19, 1999, among the Company, CIBC Oppenheimer Corp. and NationsBanc
               Montgomery Securities LLC.*

      4.2 Indenture, dated as of March 24, 1999, between the Company and State Street Bank and Trust Company as Trustee with respect to the 9 7/8% Senior Subordinated Notes due 2009
               (including the form of 9 7/8% Senior Subordinated Notes).*

      4.3 Registration Rights Agreement, dated as of March 24, 1999, among the Company, CIBC Oppenheimer Corp. and NationsBanc
               Montgomery Securities LLC.*

     10.1      United Industries Corporation Deferred Compensation Plan.*

     10.2 Management Agreement, dated as of October 25, 1999, between the Company and Robert L. Caulk.

     10.3 Management Agreement, dated as of January 20, 1999, between the Company and Richard A. Bender.+*

     10.4 Management Agreement, dated as of January 20, 1999, between the Company and Daniel J. Johnston.+*

     10.5 Consulting Agreement, dated as of January 20, 1999, between the Company and David A. Jones.*

     10.6      United Industries Corporation 1999 Stock Option Plan.*

     10.7 Stock Option Agreement, dated as of October 25, 1999, between the Company and Robert L. Caulk.

     10.8 Stock Option Agreement, dated as of January 20, 1999, between the Company and Richard A. Bender.+*

     10.9 Stock Option Agreement, dated as of January 20, 1999, between the Company and Daniel J. Johnston.+*

     10.10 Stock Option Agreement, dated as of January 20, 1999, between the Company and David A. Jones.+*

     10.11 Chairman's Agreement, dated as of July 21, 1999, between the Company and David A. Jones.

     10.12 Stockholders Agreement, dated as of January 20, 1999, among the Company and the Stockholders (as defined therein).+*

     10.13     Professional Services Agreement, dated as of January 20,
               1999, between THL Equity Advisors IV, L.L.C., Thomas H.
               Lee Capital, L.L.C. and the Company.*

     10.14     Amended and Restated Credit Agreement dated as of March
               24, 1999 among the Company, NationsBanc Montgomery
               Securities LLC, Morgan Stanley Senior Funding, Inc.,
               Canadian Imperial Bank of Commerce, NationsBank, N.A.., the Initial Lenders (as defined therein), the Swing Line
               Bank (as defined therein) and the Initial Issuing Bank (as defined therein).+*

     10.15     Office Lease, dated as of June 15, 1987, between Mid-
               County Trade Center Investment Company Limited
               Partnership, Moran Foods and Moran Foods Inc.+*

     10.16     First Amendment dated as of August 31, 1987 to Office
               Lease, dated as of June 15, 1987, between Mid-County Trade
               Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc.


     10.17     Second Amendment dated as of March 2, 1990 to Office
               Lease, dated as of June 15, 1987, between Mid-County Trade
               Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc.

     10.18 Third Amendment dated as of April 3, 1992 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center
               Investment Company Limited Partnership, Moran Foods and
               Moran Foods Inc.
     10.19 Fourth Amendment dated as of June 6, 1994 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center
               Investment Company Limited Partnership, Moran Foods and
               Moran Foods Inc.

     10.20     Fifth Amendment dated as of October 1, 1996 to Office
               Lease, dated as of June 15, 1987, between Mid-County Trade
               Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc.

     10.21     Lease, dated as of October 13, 1995, between First
               Industrial Financing Partnership LP and Rex Realty Co.+

     10.22     Sublease, dated as of October 13, 1995, between Rex Realty
               Co. and the Company.+

     10.23     Lease, dated as of December 1, 1995, between Rex Realty
               Co. and the Company.+

     10.24     Lease, dated as of November 27, 1989, between Rex Realty
               Co. and the Company.+

     12.1      Statement Regarding Computation of Ratio of Earnings to
               Fixed Charges.

     27.1      Financial Data Schedule.*

--------
*Previously filed in the Company's Form S-4, dated October 6, 1999, or amendment thereto.
+The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.