Form 10-Q
period 2000-03-31
UNITED INDUSTRIES CORP
filed 2000-05-12
CIK 1083200

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  There is no established public market for the Registrant's common stock.

  As of May 12, 2000, the Registrant had 27,650,000 Class A voting and 27,650,000 Class B non-voting shares of common stock outstanding.

  Documents Incorporated by Reference: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART 1

                             FINANCIAL INFORMATION
                         UNITED INDUSTRIES CORPORATION

ITEM 1. Financial Statements

                         UNITED INDUSTRIES CORPORATION

                                 BALANCE SHEETS

                      March 31, 2000 and December 31, 1999
                             (Dollars in thousands)
                                  (Unaudited)

                                                        March 31,  December 31,
                                                          2000         1999
                                                        ---------  ------------
ASSETS
Current assets:
  Cash and cash equivalents............................ $      --   $      --
  Accounts receivable (less allowance for doubtful
   accounts of $1,187 at March 31, 2000 and $1,031
   December 31, 1999)..................................    70,083      19,165
  Inventories..........................................    56,250      53,243
  Prepaid expenses.....................................     2,854       3,501
                                                        ---------   ---------
    Total current assets...............................   129,187      75,909
Equipment and leasehold improvements, net..............    33,590      27,860
Deferred income tax....................................   116,268     116,268
Other assets...........................................    21,123      20,870
                                                        ---------   ---------
    Total assets....................................... $ 300,168   $ 240,907
                                                        =========   =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt and capital
   lease obligation.................................... $  12,570   $  12,178
  Accounts payable.....................................    30,103      25,507
  Accrued expenses.....................................    38,957      27,464
  Short-term borrowings................................    35,550          --
                                                        ---------   ---------
    Total current liabilities..........................   117,180      65,149
Long-term debt.........................................   346,250     349,125
Capital lease obligations..............................    13,169       7,952
Other liabilities......................................     6,555       5,483
                                                        ---------   ---------
    Total liabilities..................................   483,154     427,709
Commitments and contingencies (see Notes 9 & 10)
Stockholders' deficit
  Common stock.........................................       554         554
  Additional paid-in capital...........................   126,865     126,865
  Accumulated deficit..................................  (307,705)   (311,521)
  Common stock held in grantor trust...................    (2,700)     (2,700)
  Treasury stock.......................................        --          --
                                                        ---------   ---------
    Total stockholders' deficit........................  (182,986)   (186,802)
                                                        ---------   ---------
    Total liabilities and stockholders' deficit........ $ 300,168   $ 240,907
                                                        =========   =========

                See accompanying notes to financial statements.

                         UNITED INDUSTRIES CORPORATION

                            STATEMENTS OF OPERATIONS

                       March 31, 2000 and March 31, 1999
                             (Dollars in thousands)
                                  (Unaudited)

                                                                Three Months Ended
                                                                    March 31,
                                                                ------------------
                                                                    2000     1999
                                                                ------------------
Net sales...................................................... $ 88,546 $  96,593
                                                                -------- ---------
Operating costs and expenses:
  Cost of goods sold...........................................   43,837    48,055
  Advertising and promotion expenses...........................    9,747    11,638
  Selling, general and administrative expenses.................   19,543    18,320
  Recapitalization transaction fees............................       --    10,690
  Change of control bonuses....................................       --     8,645
  Non-recurring litigation charges.............................       --     1,500
                                                                -------- ---------
    Total operating costs and expenses.........................   73,127    98,848
                                                                -------- ---------
Operating income (loss)........................................   15,419    (2,255)
Interest expense...............................................   10,605     7,906
                                                                -------- ---------
Income (loss) before provision for income taxes, and
 extraordinary item............................................    4,814   (10,161)
Income tax expense.............................................      997     2,719
                                                                -------- ---------
Income (loss) before extraordinary item........................    3,817   (12,880)
Extraordinary loss from early extinguishment of debt,
 net of income tax benefit of $1,425...........................       --    (2,325)
                                                                -------- ---------
Net income (loss).............................................. $  3,817 $ (15,205)
                                                                ======== =========



                See accompanying notes to financial statements.

                         UNITED INDUSTRIES CORPORATION

                            STATEMENTS OF CASH FLOWS

                       March 31, 2000 and March 31, 1999
                             (Dollars in thousands)
                                  (Unaudited)

                                                              For the Three
                                                               Months Ended
                                                                March 31,
                                                             -----------------
                                                              2000      1999
                                                             -------  --------
Cash flows from operating activities:
  Net income (loss)......................................... $ 3,817  $(15,205)
    Loss from early extinguishment of debt..................      --     3,750
  Adjustments to reconcile net income (loss) to net cash
   used for operating activities:
    Deferred compensation...................................      --     2,700
    Depreciation and amortization...........................   1,447       848
    Recapitalization transaction fees.......................      --    10,690
    Amortization of deferred financing fees.................     565       465
    Provision for deferred income tax expense...............     997     1,294
    Changes in assets and liabilities:
      (Increase) in accounts receivable..................... (50,918)  (51,597)
      (Increase) in inventories.............................  (3,007)  (13,754)
      Decrease in prepaid expenses..........................     647       552
      Increase in accounts payable and accrued expenses.....  16,089    23,336
      Decrease in other assets..............................      29       994
      Other, net............................................      75       335
                                                             -------  --------
        Net cash used for operating activities.............. (30,259)  (35,592)
Investing activities:
  Purchases of equipment and leasehold improvements.........  (1,254)     (353)
                                                             -------  --------
        Net cash used for investing activities..............  (1,254)     (353)
Financing activities:
  Redemption of treasury stock..............................      --  (337,896)
  Transaction costs related to the redemption of common
   stock....................................................      --   (11,378)
  Recapitalization transactions with affiliate..............      --    (5,700)
  Issuance of common stock..................................      --     1,806
  Shareholder equity contribution...........................      --     8,425
  Debt issuance costs.......................................    (902)  (18,517)
  Proceeds from the issuance of debt........................  35,550   451,355
  Payments on debt..........................................  (3,135)  (52,150)
                                                             -------  --------
        Net cash provided by financing activities...........  31,513    35,945
Net increase (decrease) in cash and cash equivalents........      --        --
Cash and cash equivalents--beginning of period..............      --        --
                                                             -------  --------
Cash and cash equivalents--end of period.................... $    --  $     --
                                                             =======  ========
  Noncash financing activity:
    Execution of capital lease.............................. $ 5,869  $  9,215

                See accompanying notes to financial statements.

                         UNITED INDUSTRIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                            (Dollars in thousands)
                                  (Unaudited)

Note 1--Basis of presentation

  The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the annual report on form 10-K of United Industries Corporation (the "Company") for the year ended December 31, 1999. Certain balance sheet accounts have been restated from the December 31, 1999 balance sheet in order to provide a consistent comparison with the March 31, 2000 balance sheet.

Note 2--Recapitalization of the Company and non-recurring charges

  On January 20, 1999, pursuant to a Recapitalization agreement with UIC Holdings, L.L.C. (the "Equity Investor"), which is owned by Thomas H. Lee Equity Fund IV, L.P. ("THL Fund IV" and, together with its affiliates, the "THL Parties"), the Company was recapitalized (the "Recapitalization") in a transaction in which: (i) the Equity Investor purchased common stock from the Company's existing stockholders for approximately $254,700; (ii) the Company's senior managers purchased common stock from the Company's existing stockholders for approximately $5,700; and (iii) the Company used the net proceeds of a senior subordinated facility (the "Senior Subordinated Facility") and borrowings under a Senior Credit Facility (the "Senior Credit Facility") to redeem a portion of the common stock held by the Company's existing stockholders. Following the Recapitalization, the Equity Investor owned approximately 91.9% of the Company's issued and outstanding common stock, the existing stockholders retained approximately 6.0% and the Company's senior managers owned approximately 2.1%. On January 20, 1999, the total transaction value of the Recapitalization was approximately $652,000, including related fees and expenses, and the implied total equity value following the Recapitalization was approximately $277,000. The total consideration paid to redeem the Company's common stock was subject to both upward and downward adjustments based on the Company's working capital on the date of the Recapitalization and excess taxes of certain stockholders arising from the Company's Section 338(h)(10) election. In December 1999, the Company recorded a $7,200 charge to equity to finalize the costs associated with the Recapitalization increasing the total transaction value to $659,200.

  On January 20, 1999, the Recapitalization was funded by: (i) $225,000 of borrowings under the Senior Credit Facility; (ii) $150,000 of borrowings under the Senior Subordinated Facility; (iii) $254,700 equity investment by the THL Parties through the Equity Investor; (iv) $5,700 equity investment by the Company's senior management team; and (v) equity retained by the Company's existing stockholders having an implied fair market value of approximately $16,600.

  The Recapitalization was accounted for as a leveraged recapitalization, which had no impact on the Company's historical basis of assets and liabilities for financial reporting purposes.

  During 1999, the Company recorded $31,312 in fees and expenses associated with the Recapitalization. The total fees and expenses consist of: (i) fees and expenses related to the debt and equity transactions, including bank commitment fees and underwriting discounts and commissions; (ii) professional, advisory and investment banking fees and expenses; and (iii) miscellaneous fees and expenses such as printing and filing fees. The fees and expenses that could be specifically identified as relating to the issuance of debt were capitalized and will be amortized over the life of the debt as interest expense. The fees and expenses that could be specifically identified

                         UNITED INDUSTRIES CORPORATION

                            (Dollars in thousands)
                                  (Unaudited)


Note 2--Recapitalization of the Company and non-recurring charges (continued)

as relating to the equity transactions were charged directly to equity. Other transaction fees were allocated between debt and Recapitalization transaction fees based on the Company's estimate of the effort spent in the activity giving rise to the fee or expense. The allocation of fees and expenses to the debt, equity and Recapitalization transaction fees is as follows:

                                                       Recapitalization
                                                         Transaction
                                         Debt   Equity       Fees        Total
                                        ------- ------ ---------------- -------
Direct costs........................... $17,205  $688      $    --      $17,893
Allocated costs........................   2,729    --       10,690       13,419
                                        -------  ----      -------      -------
  Total fees and expenses.............. $19,934  $688      $10,690      $31,312
                                        =======  ====      =======      =======

  During the first quarter of 1999, the Company recorded various non-recurring charges as follows: (i) change of control bonuses to some members of senior management totaling $8,645, which were contractually required as a result of the Recapitalization (senior management reinvested $2,700 of their change in control bonuses in the Company's common stock through a Grantor Trust); (ii) $1,100 to cost of goods sold for the write-off of its "Citri-Glow" candle inventory (the Company discontinued this product line during 1999 and chose to dispose of the inventory by selling it through discount channels at prices below cost); and (iii) $900 related to deductions taken by customers for advertising and promotional spending in excess of contractual obligations for which the Company elected not to pursue collection.

Note 3--Common stock and stock split

  The Company's articles of incorporation previously authorized 20 shares of $1.00 par value Class A Voting shares and 20 shares of $1.00 par value Class B Non-Voting shares. At December 31, 1998, .740 Class A Voting shares and .740 Class B Non-Voting shares were outstanding.

  On January 20, 1999, the Company's Board of Directors declared an 83,378.37838 to 1 stock split and increased the Company's authorized capital to 65,000 shares, of which 32,500 have been designated as Class A Voting Common Stock and 32,500 have been designated as Class B Non-Voting Common Stock. As of January 20, 1999, there were 27,600 shares of Class A Voting Common Stock outstanding and 27,600 shares of Class B Non-Voting Common Stock outstanding. In conjunction with the stock split, the Company's board of directors reduced the par value of both the Class A Voting shares and Class B Non-Voting shares to $0.01 per share.

Note 4--Inventories

  Inventories are as follows:

                                                          March 31, December 31,
                                                            2000        1999
                                                          --------- ------------
Raw materials............................................  $10,142    $ 9,916
Finished goods...........................................   47,134     44,149
Allowance for obsolete and slow-moving inventory.........   (1,026)      (822)
                                                           -------    -------
  Total inventories......................................  $56,250    $53,243
                                                           =======    =======

                         UNITED INDUSTRIES CORPORATION

                             (Dollars in thousands)
                                  (Unaudited)

Note 5--Equipment and leasehold improvements

  Equipment and leasehold improvements are as follows:

                                                          March 31, December 31,
                                                            2000        1999
                                                          --------- ------------
Machinery and equipment..................................  $27,195    $26,791
Office furniture and equipment...........................    9,077      9,606
Automobiles, trucks and aircraft.........................   15,521      9,573
Leasehold improvements...................................    6,878      6,848
                                                           -------    -------
                                                            58,671     52,818
Less: accumulated depreciation...........................   25,081     24,958
                                                           -------    -------
                                                           $33,590    $27,860
                                                           =======    =======

Note 6--Other assets

  Other assets are as follows:

                                                          March 31, December 31,
                                                            2000        1999
                                                          --------- ------------
Goodwill.................................................  $ 7,988    $ 7,988
Accumulated amortization.................................   (2,019)    (1,964)
                                                           -------    -------
                                                             5,969      6,024
                                                           -------    -------
Deferred financing fees..................................   17,086     16,184
Accumulated amortization.................................   (2,557)    (1,991)
                                                           -------    -------
                                                            14,529     14,193
                                                           -------    -------
Other....................................................      625        653
                                                           -------    -------
  Total other assets.....................................  $21,123    $20,870
                                                           =======    =======

Note 7--Accrued expenses

  Accrued expensed are as follows:

                                                          March 31, December 31,
                                                            2000        1999
                                                          --------- ------------
Recapitalization costs...................................  $13,000    $13,000
Advertising and promotional expenses.....................    8,119      4,799
Interest expense.........................................    8,144      3,840
Cash overdraft...........................................    5,774      2,078
Severance charges........................................    1,443      1,805
Settlement charges and litigation expenses...............       --        114
Other....................................................    2,220      1,828
                                                           -------    -------
  Total accrued expenses.................................  $38,957    $27,464
                                                           =======    =======

                         UNITED INDUSTRIES CORPORATION

                            (Dollars in thousands)
                                  (Unaudited)

Note 8--Long-term debt and credit facilities

  Long-term debt is comprised of the following:

                                                          March 31,  December 31,
                                                            2000         1999
                                                          ---------  ------------
Senior Credit Facility:
  Term loan A............................................ $ 60,000     $ 62,500
  Term loan B............................................  147,750      148,125
  Revolving credit facility..............................   35,550           --
9 7/8% Series B Registered Senior Subordinated Notes.....  150,000      150,000
                                                          --------     --------
                                                           393,300      360,625
Less portion due within one year.........................  (47,050)     (11,500)
                                                          --------     --------
Total long-term debt net of current portion.............. $346,250     $349,125
                                                          ========     ========

  The Senior Credit Facility was provided by NationsBank, N.A., Morgan Stanley Senior Funding, Inc. and CIBC Inc. and consists of (i) a $110,000 revolving credit facility (the "Revolving Credit Facility"); (ii) a $75,000 term loan facility ("Term Loan A"); and (iii) a $150,000 term loan facility ("Term Loan B"). The Revolving Credit Facility and Term Loan A matures on January 20, 2005, and Term Loan B matures on January 20, 2006. The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the Revolving Credit Facility shall not exceed $10,000 for 30 consecutive days occurring during the period between August 1 and November 30 in each calendar year. On March 31, 2000, $35,550 was outstanding under the $110,000 revolving credit facility. There were no compensating balance requirements for the $110,000 revolving credit facility at March 31, 2000.

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

  The Senior Credit Facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative covenants put restrictions on levels of investments, indebtedness, insurance and capital expenditures. Financial covenants require the maintenance of certain financial ratios at defined levels. At December 31, 1999, the Company was not in compliance with certain financial covenants. On January 24, 2000 the Senior Credit Facility agreement was amended to provide new provisions for financial covenant requirements and a waiver of the covenant requirements at December 31, 1999. The amendment contains provisions for the increase in interest rates upon reaching certain maximum leverage ratios. As part of the amended agreement, the Company paid bank fees of $862, which were reflected as deferred financing fees in January 2000 and will be amortized over the life of the debt as interest expense.

  Under the new covenants, interest on the Revolving Credit Facility, Term Loan A and Term Loan B ranges from 200 to 375 basis points above LIBOR depending on certain financial ratios. Unused commitments under the Revolving Credit Facility are subject to a 50 basis point annual commitment fee. LIBOR was 6.14% at March 31, 2000. As of March 31, 2000 the Company was in compliance with the amended financial covenant requirements.

                         UNITED INDUSTRIES CORPORATION

                            (Dollars in thousands)
                                  (Unaudited)


Note 8--Long-term debt and credit facilities (continued)

  The Senior Credit Facility may be prepaid at any time in whole or in part without premium or penalty. During 1999, principal payments on Term Loans A and B of $12,500 and $1,875, respectively, were paid, which included optional principal prepayments of $5,000 and $675 on Term Loan A and Term Loan B, respectively. According to the Senior Credit Facility agreement, each prepayment on Term Loan A and Term Loan B can be applied to the next principal repayment installments.

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

  Aggregate maturities under the Senior Credit Facility (excluding the revolving credit facility) and the Senior Subordinated Notes are as follows:

      2000 Remainder of year.......................................... $  8,625
      2001............................................................   11,500
      2002............................................................   11,500
      2003............................................................   17,125
      2004............................................................   18,375
      Thereafter......................................................  290,625
                                                                       --------
                                                                       $357,750
                                                                       ========

  The company entered into a capital lease agreement in March 1999 for $9,215, which will subsequently be cancelled in May of 2000. A new capital lease agreement was entered into in March of 2000 for $5,869.

Note 9--Commitments

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

                         UNITED INDUSTRIES CORPORATION

                            (Dollars in thousands)
                                  (Unaudited)


Note 10--Contingencies

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

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                          FORWARD-LOOKING STATEMENTS

  Certain statements contained herein constitute "forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended." All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risk and other factors set forth under "Risk Factors" in the Company's Registration Statement on Form S-4 filed with the Commission and in the Company's Annual Report on Form 10-K for 1999 as well as the following: general economic and business conditions; industry trends; the loss of major customers or suppliers; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital.

Overview

  The Company is the leading manufacturer and marketer of value-oriented branded products for the consumer lawn and garden pesticide and household insecticide markets in the United States. The Company manufactures and markets one of the broadest lines of pesticides in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents and water-soluble fertilizers, under a variety of brand names. The Company believes that the key drivers of growth for the $2.7 billion consumer lawn and garden pesticide and household insecticide retail markets include: (a) the aging of the United State population; (b) growth in the home improvement center and mass merchandiser channels; and (c) shifting consumers preferences' toward value-oriented branded products.

  The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the unaudited quarterly financial statements and the related notes to the unaudited quarterly financial statements.

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

  The following table sets forth the percentage relationship of certain items in the Company's income statement to net sales for the three months ended March 31, 2000 and the three months ended March 31, 1999:

                                                               Three Months
                                                                   Ended
                                                                 March 31,
                                                               --------------
                                                                2000    1999
                                                               ------  ------
Net sales:
  Value Brands................................................   73.3%   78.2%
  Opening price point brands..................................   26.7    21.8
                                                               ------  ------
   Total net sales............................................  100.0   100.0
Operating costs and expenses:
  Cost of goods sold..........................................   49.5    49.7
  Advertising and promotion expenses..........................   11.0    12.0
  Selling, general and administrative expenses................   22.1    19.0
  Recapitalization transaction fees...........................     --    11.1
  Change of control bonuses...................................     --     8.9
  Non-recurring litigation charges............................     --     1.6
                                                               ------  ------
   Total operating costs and expenses.........................   82.6   102.3
                                                               ------  ------
Operating income (loss).......................................   17.4    (2.3)
Interest expense..............................................   12.0     8.2
                                                               ------  ------
Income (loss) before provision for income taxes and
 extraordinary item...........................................    5.4   (10.5)
Income tax expense............................................    1.0     2.8
                                                               ------  ------
Income (loss) before extraordinary item.......................    4.4%  (13.3)%
                                                               ======  ======

Three Months Ended March 31, 2000 compared to Three Months Ended March 31,
1999

  Net Sales. Net sales decreased 8.4% to $88.5 million for the three months ended March 31, 2000 from $96.6 million for the three months ended March 31, 1999. This decrease was driven by a combination of factors including:

  . Decline in value brand sales due to the elimination of item listings at Home Depot.

  .  Retail inventory balancing issues affecting shipments.

  . 1999 Spectracide Pro(R) sales reflected initial sell-in to stock retail shelves.

  Net sales of the Company's value brands decreased 13.7% to $69.4 million for the three months ended March 31, 2000 from $80.4 million for the three months ended March 31, 1999. Value brand sales to Home Depot were impacted by Home Depot's strategy to move more listings to our opening price point brands as well as competitors' brands. Spectracide Terminate(TM) shipments were impacted by high retail inventory levels. However, retail point of sale trends continue to show improved consumer acceptance. Spectracide Pro's net sales decreased 52.5% to $1.6 million for the three months ended March 31, 2000 from 3.3 million for the three months ended March 31, 1999, as the first quarter of 1999 reflected the initial sell-in to stock retail shelves. Net sales of opening price point brands increased 17.7% to $19.2 million for the three months ended March 31, 2000 from $16.2 million for the three months ended March 31, 1999. The increase was driven by an increase in opening price point listings at Home Depot and continued same store and new store growth at Lowes.

  Gross Profit. Gross profit decreased 7.9% to $44.7 million for the three months ended March 31, 2000 compared to $48.5 million for the three months ended March 31, 1999. As a percentage of sales, gross profit increased to 50.5% as compared to 50.3% for the three months ended March 31, 1999. The increase in gross profit as a percentage of sales was the result of lower material costs primarily driven by supplier rebates. Overall product mix changes will determine if this favorable trend will continue for the remainder of the year.

  Advertising and Promotion Expenses. Advertising and promotion expenses decreased 16.2% to $9.7 million for the three months ended March 31, 2000 compared to $11.6 million for the three months ended March 31, 1999. As a percentage of net sales, advertising and promotion expenses decreased to 11.0% for the three months ended March 31, 2000 from 12.0% for the three months ended March 31, 1999. The reduction in advertising and promotion expense is due to the shift from media spending to supporting in-store retail selling programs. Additionally, a $0.9 million charge was taken in 1999 for customer deductions taken in excess of contractual obligations, which the Company elected not to pursue.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 6.7% to $19.5 million for the three months ended March 31, 2000 from $18.3 million for the three months ended March 31, 1999. As a percentage of net sales, selling, general and administrative expenses increased to 22.1% for the three months ended March 31, 2000 from 19.0% for the three months ended March 31, 1999. The overall increase in selling, general and administrative expenses was due to increased spending to support retail selling programs.

  Recapitalization Transaction Fees. For the three months ended March 31, 1999, the Company recorded a charge of $10.7 million for recapitalization transaction fees. Fees and expenses that could be specifically identified as relating to the issuance of debt were capitalized and will be amortized over the life of the debt as interest expense. The fees and expenses that could be specifically identified as relating to the equity transactions were charged directly to equity. Other transaction fees were allocated between debt and recapitalization transaction fees expense based on the Company's estimate of the effort spent in the activity giving rise to the fee or expense.

  Change of Control Bonuses. For the three months ended March 31, 1999, the Company recorded charges for change of control bonuses paid to some members of senior management amounting to $8.6 million, which were contractually required as a result of the Recapitalization.

  Non-recurring Litigation charges. For the three months ended March 31, 1999, the Company recorded a charge of $1.5 million to primarily reserve for the expected cost of an adverse judgement on a counterclaim filed by defendants in the case of United Industries Corporation vs. John Allman, Craig Jackman et al. The Company alleged that defendants breached contracts by failing to perform various services. Defendants counterclaimed for sales commissions allegedly earned by them but not paid by the Company. On July 29, 1999, the Company paid $0.9 million in liquidating damages and $0.1 million in past commissions. The remaining amounts accrued in connection with the $1.5 million charge was primarily used to cover legal costs associated with this matter.

  Operating Income. Operating income increased to $15.4 million for the three months ended March 31, 2000 from a loss of $(2.3) million for the three months ended March 31, 1999. As a percentage of net sales, operating income increased to 17.4% for the three months ended March 31, 2000. Operating income in 1999 was negatively impacted due to costs associated with recapitalization transaction fees of $10.7 million and change of control bonuses as a result of the recapitalization of $8.6 million.

  Income tax expense. For the three months ended March 31, 2000, the Company's effective income tax rate is 20.7%, which reflects the estimated utilization of the goodwill deduction in fiscal year 2000. This benefit is related to the step up in tax basis in conjunction with the Recapitalization. For the three months ended March 31, 1999 income tax expense included the one-time impact of the conversion of the Company from an "S" corporation to a "C" corporation of $2.1 million. This conversion was in conjunction with the Recapitalization.

Liquidity and Capital Resources

  Historically, the Company has utilized internally generated funds and borrowings under credit facilities to meet ongoing working capital and capital expenditure requirements. As a result of the Recapitalization, the

Company has significantly increased cash requirements for debt service relating to the Company's notes and Senior Credit Facility. As of December 31, 1999, the Company had total debt outstanding of $369.3 million. As of March 31, 2000, the Company had total debt outstanding of $407.5 million. The increase in debt from December 31, 1999 is due to borrowings on the Revolving Credit Facility to meet seasonal working capital requirements. The Company will rely on internally generated funds and, to the extent necessary, borrowings under the Company's Revolving Credit Facility to meet liquidity needs.

  .  The Company's Senior Credit Facility consists of:

  . The $110.0 million Revolving Credit Facility ($35.6 million outstanding at March 31, 2000); and

  .  The $75.0 million Term Loan A ($60.0 million outstanding at March 31,
     2000); and

  .  The $150.0 million Term Loan B ($147.75 million outstanding at March 31,
     2000).

  The Company's Revolving Credit Facility and the Term Loan A matures on January 20, 2005 and the Term Loan B matures on January 20, 2006. The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the revolving credit facility shall not exceed $10.0 million for 30 consecutive days occurring during the period August 1 and November 30 in a calendar year.

  On January 24, 2000 The Senior Credit Facility agreement was amended to provide new provisions for financial covenant requirements and a waiver of the covenant requirements at December 31, 1999. The amendment contains provisions for the increase in interest rates upon reaching certain maximum leverage ratios. As part of the amended agreement, the Company paid bank fees of $0.9 million, which will be reflected as deferred financing fees in January 2000 and will be amortized over the life of the debt as interest expense.

  The Senior Subordinated Facility was redeemed through the issuance of 9 7/8% Senior Subordinated Notes due April 1, 2009. In connection with this redemption, the Company incurred an extraordinary loss from the early extinguishment of debt, net of tax of $2.3 million. In the fourth quarter of 1999, the Company exchanged the 9 7/8% Senior Subordinated Notes for new notes registered under the Securities Act of 1933. The new notes are substantially identical to the old notes.

  Principal on the Term Loan A is required to be repaid quarterly in annual amounts of $10.0 million for years one through four and $17.5 million for years five and six after the closing of the Senior Credit Facility. Principal on the Term Loan B is required to be repaid quarterly in annual amounts of $1.5 million for the first six years and $141.0 million for the seventh year after the closing of the senior credit facility. On March 31, 2000, principal payments on Term Loans A and B of $2.5 million and $375 thousand, respectively, were paid.

  The Company's principal liquidity requirements are for working capital, capital expenditures and debt service under the Senior Credit Facility and the notes. Net cash used for operating activities was $30.3 million and $35.6 million for the three months ended March 31, 2000 and 1999, respectively. Net cash used for operating activities fluctuates during the year as the seasonal nature of the Company's sales results in a significant increase in working capital (primarily accounts receivable and inventory) during the first half of the year, with the second and third quarters being significant cash collection periods.

  Capital expenditures are related to the enhancement of the Company's existing facilities and the construction of additional production and distribution capacity. Cash used for capital expenditures was $1.3 million and $.4 million for the three months ended March 31, 2000 and 1999, respectively. In addition, the Company entered into a capital lease agreement in March of 1999 for $9.2 million to lease a plane. This capital lease agreement will subsequently be cancelled in May of 2000, and replaced by a second capital lease agreement for a replacement plane in the amount of $5.9 million that was entered into in March of 2000. Cash used for capital expenditures for the remainder of 2000 is expected to be less than $5.0 million.

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

Seasonality

  The Company's business is highly seasonal because the Company's products are used primarily in the spring and summer. For both of the past years ended December 31, 1999 and 1998, approximately 75% of the Company's net sales have occurred in the first and second quarters. The Company's working capital needs, and correspondingly the Company's borrowings, peak near the end of the Company's first quarter.

Year 2000 Compliance

  The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. Costs related to the year 2000 issue were incurred in conjunction with the $2.5 million management information systems upgrade that occurred in 1999. The Company does not anticipate any additional costs relating to the year 2000 issue which would have a material adverse effect on the Company's financial condition or results of operations.

  Through March 2000, the Company has not experienced any significant year 2000 business system issues. The company has not experienced any significant product or service supply problems arising from the Company's vendors' year 2000 preparations.

  Although there is no guarantee that all year 2000 issues have been identified and resolved, the Company believes that any issues arising will not have a material impact on the Company's financial position, results of operations or cash flows. The Company continues to monitor and correct any issues related to the year 2000.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate

  The Company is exposed to market risks relating to changes in interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in interest rates.

  The Company manages interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At March 31, 2000, variable rate debt was $243.4 million.

  Interest on Term Loan A and Term Loan B ranges from 200 to 375 basis points above LIBOR depending on certain financial ratios. LIBOR was 6.14% as of March 31, 2000.

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

                                    PART II

                               OTHER INFORMATION

  There is no information required to be reported under any items.

Item 1. Legal Proceedings. The Company has no reportable legal proceedings in the current period.

Item 2. Changes in Securities. None.

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. No matters were submitted.

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

  Exhibit 27.1 Financial Data Schedule

(b) Report on Form 8-K

  None

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          United Industries Corporation

Dated: May 12, 2000                               /s/ Daniel J. Johnston
                                          By: _________________________________
                                            Name: Daniel J. Johnston
                                            Title: Chief Financial Officer