Form 10-Q
period 2000-06-30
UNITED INDUSTRIES CORP
filed 2000-08-14
CIK 1083200

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NO. 333-76055

                         UNITED INDUSTRIES CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     43-1025604
    (State or other jurisdiction of                      (I.R.S Employer
    incorporation or organization)                     Identification No.)

                              8825 PAGE BOULEVARD
                           ST. LOUIS, MISSOURI 63114
          (Address of principal executive office, including zip code)
                                 (314) 427-0780
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    There is no established public market for the Registrant's common stock.

    As of August 14, 2000, the Registrant had 27,650,000 Class A voting and 27,650,000 Class B non-voting shares of common stock outstanding.

Documents Incorporated by Reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART 1  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                         UNITED INDUSTRIES CORPORATION
                                 BALANCE SHEETS
               JUNE 30, 2000, JUNE 30, 1999 AND DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                             JUNE 30,    JUNE 30,    DECEMBER 31,
                                                               2000        1999          1999
                                                             ---------   ---------   ------------
ASSETS
Current assets:
  Cash and cash equivalents................................  $      --   $      --     $      --
  Accounts receivable (less allowance for doubtful accounts
    of ($1,609 at June 30, 2000, $2,272 at June 30, 1999
    and $1,031 at December 31, 1999).......................     76,041      77,002        19,165
  Inventories..............................................     38,899      41,111        53,243
  Prepaid expenses.........................................      2,924       1,456         3,501
                                                             ---------   ---------     ---------
    Total current assets...................................    117,864     119,569        75,909
Equipment and leasehold improvements, net..................     26,336      28,107        27,860
Deferred income tax........................................    116,268     109,466       116,268
Other assets...............................................     20,489      20,681        20,870
                                                             ---------   ---------     ---------
    Total assets...........................................  $ 280,957   $ 277,823     $ 240,907
                                                             =========   =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt and capital lease
    obligations............................................  $  11,846   $  12,152     $  12,178
  Accounts payable.........................................     24,109      27,885        25,507
  Accrued expenses.........................................     27,840      33,302        27,464
  Short-term borrowings....................................     21,050          --            --
                                                             ---------   ---------     ---------
    Total current liabilities..............................     84,845      73,339        65,149
Long-term debt.............................................    343,375     360,625       349,125
Capital lease obligations..................................      5,345       8,298         7,952
Other liabilities..........................................     11,922       5,384         5,483
                                                             ---------   ---------     ---------
    Total liabilities......................................    445,487     447,646       427,709
Commitments and contingencies (see Notes 9 & 10)
Stockholders' deficit
  Common stock.............................................        554         554           554
  Additional paid-in capital...............................    126,865     116,392       126,865
  Accumulated deficit......................................   (289,249)   (283,546)     (311,521)
  Common stock held in grantor trust.......................     (2,700)     (2,700)       (2,700)
  Treasury stock...........................................         --        (523)           --
                                                             ---------   ---------     ---------
    Total stockholders' deficit............................   (164,530)   (169,823)     (186,802)
                                                             ---------   ---------     ---------
    Total liabilities and stockholders' deficit............  $ 280,957   $ 277,823     $ 240,907
                                                             =========   =========     =========

                See accompanying notes to financial statements.

                         UNITED INDUSTRIES CORPORATION

                            STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                            ---------------------------   -------------------------
                                                2000           1999          2000          1999
                                            ------------   ------------   -----------   -----------
Net sales.................................    $123,508       $131,690      $212,054      $228,283
                                              --------       --------      --------      --------
Operating costs and expenses:
  Cost of goods sold......................      62,135         64,646       105,971       112,701
  Advertising and promotion expenses......       9,721         13,271        19,468        24,909
  Selling, general and administrative
    expenses..............................      17,353         19,586        36,896        37,906
  Recapitalization transaction fees.......          --             --            --        10,690
  Change of control bonuses...............          --             --            --         8,645
  Severance charges.......................          --          1,606            --         1,606
  Non-recurring litigation charges........          --             --            --         1,500
                                              --------       --------      --------      --------
    Total operating costs and expenses....      89,209         99,109       162,335       197,957
                                              --------       --------      --------      --------
Operating income..........................      34,299         32,581        49,719        30,326
Interest expense..........................      10,479          9,462        21,084        17,368
                                              --------       --------      --------      --------
Income before provision for income taxes,
  and extraordinary item..................      23,820         23,119        28,635        12,958
Income tax expense........................       5,365          5,056         6,363         7,775
                                              --------       --------      --------      --------
Income before extraordinary item..........      18,455         18,063        22,272         5,183
Extraordinary loss from early
  extinguishment of debt, net of income
  tax benefit of $1,425...................          --             --            --        (2,325)
                                              --------       --------      --------      --------
Net income................................    $ 18,455       $ 18,063      $ 22,272      $  2,858
                                              ========       ========      ========      ========

                 See accompanying notes to financial statements

                         UNITED INDUSTRIES CORPORATION

                            STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------------
                                                                   2000              1999
                                                              ---------------   ---------------
Cash flows from operating activities:
  Net income................................................      $22,272           $  2,858
    Loss from early extinguishment of debt..................           --              3,750
  Adjustments to reconcile net income (loss) to net cash
  provided/(used) for operating activities:
    Non cash reduction of capital lease obligation..........       (1,182)                --
    Deferred compensation...................................           --              2,700
    Depreciation and amortization...........................        2,881              2,158
    Recapitalization transaction fees.......................           --             10,690
    Amortization of deferred financing fees.................        1,140                995
    Provision for deferred income tax expense...............        6,363              6,350
    Changes in assets and liabilities:
      Increase in accounts receivable.......................      (56,876)           (59,352)
      Decrease in inventories...............................       14,344                333
      Decrease in prepaid expenses..........................          577                716
      Increase in accounts payable and accrued expenses.....       11,153             24,162
      Decrease in other assets..............................           33                535
      Other, net............................................           77                588
                                                                  -------           --------
        Net cash provided/(used) for operating activities...          782             (3,517)

Investing activities:
  Purchases of equipment and leasehold improvements.........       (2,606)              (784)
                                                                  -------           --------
        Net cash used for investing activities..............       (2,606)              (784)

Financing activities:
  Redemption of treasury stock..............................      (12,175)          (337,896)
  Transaction costs related to redemption of treasury
    stock...................................................           --            (11,378)
  Recapitalization transactions with affiliate..............           --             (5,700)
  Issuance of common stock..................................           --              1,990
  Shareholder equity contribution...........................           --              8,425
  Debt issuance costs.......................................         (903)           (18,605)
  Proceeds from the issuance of debt........................       21,050            581,760
  Payments on debt..........................................       (6,148)          (214,545)
  Repayment of note receivable from employee................           --                250
                                                                  -------           --------
        Net cash provided by financing activities...........        1,824              4,301

Net increase (decrease) in cash and cash equivalents........           --                 --
Cash and cash equivalents--beginning of period..............           --                 --
                                                                  -------           --------
Cash and cash equivalents--end of period....................      $    --           $     --
                                                                  =======           ========

                 See accompanying notes to financial statements

                         UNITED INDUSTRIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K of United Industries Corporation (the "Company") for the year ended December 31, 1999. Certain balance sheet accounts have been reclassified from the June 30, 1999 and December 31, 1999 balance sheets in order to provide a consistent comparison with the June 30, 2000 balance sheet.

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

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

NOTE 2--RECAPITALIZATION OF THE COMPANY AND NON-RECURRING CHARGES (CONTINUED)
(ii) professional, advisory and investment banking fees and expenses; and
(iii) miscellaneous fees and expenses such as printing and filing fees. The fees and expenses that could be specifically identified as relating to the issuance of debt were capitalized and will be amortized over the life of the debt as interest expense. The fees and expenses that could be specifically identified as relating to the equity transactions were charged directly to equity. Other transaction fees were allocated between debt and Recapitalization transaction fees based on the Company's estimate of the effort spent in the activity giving rise to the fee or expense. The allocation of fees and expenses to the debt, equity and Recapitalization transaction fees is as follows:

                                                             RECAPITALIZATION
                                                               TRANSACTION
                                         DEBT      EQUITY          FEES          TOTALS
                                       --------   --------   ----------------   --------
Direct costs.........................  $17,205      $688          $    --       $17,893
Allocated costs......................    2,729        --           10,690        13,419
                                       -------      ----          -------       -------
Total fees and expenses..............  $19,934      $688          $10,690       $31,312
                                       =======      ====          =======       =======

    During the first six months of 1999, the Company recorded various non-recurring charges as follows: (i) change of control bonuses to some members of senior management totaling $8,645, which were contractually required as a result of the Recapitalization (senior management reinvested $2,700 of their change in control bonuses in the Company's common stock through a Grantor Trust); (ii) $1,100 to cost of goods sold for the write-off of its "Citri-Glow" candle inventory (the Company discontinued this product line during 1999 and chose to dispose of the inventory by selling it through discount channels at prices below cost); and (iii) $900 related to deductions taken by customers for advertising and promotional spending in excess of contractual obligations for which the Company elected not to pursue collection.

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

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

NOTE 4--INVENTORIES

    Inventories are as follows:

                                                JUNE 30,   JUNE 30,   DECEMBER 31,
                                                  2000       1999         1999
                                                --------   --------   ------------
Raw materials.................................  $ 7,494    $ 6,584       $ 9,916
Finished goods................................   32,391     35,687        44,149
Allowance for obsolete and slow-moving
  inventory...................................     (986)    (1,160)         (822)
                                                -------    -------       -------
Total inventories.............................  $38,899    $41,111       $53,243
                                                =======    =======       =======

NOTE 5--EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements are as follows:

                                                JUNE 30,   JUNE 30,   DECEMBER 31,
                                                  2000       1999         1999
                                                --------   --------   ------------
Machinery and equipment.......................  $27,421    $25,375       $26,791
Office furniture and equipment................    9,784      8,857         9,606
Automobiles, trucks and aircraft..............    6,290      9,537         9,573
Leasehold improvements........................    6,956      6,904         6,848
                                                -------    -------       -------
                                                 50,451     50,673        52,818
Less: accumulated depreciation................   24,115     22,566        24,958
                                                -------    -------       -------
                                                $26,336    $28,107       $27,860
                                                =======    =======       =======

NOTE 6--OTHER ASSETS

    Other assets are as follows:

                                                JUNE 30,   JUNE 30,   DECEMBER 31,
                                                  2000       1999         1999
                                                --------   --------   ------------
Goodwill......................................  $ 7,988    $ 7,988       $ 7,988
Accumulated amortization......................   (2,075)    (1,854)       (1,964)
                                                -------    -------       -------
                                                  5,913      6,134         6,024
                                                -------    -------       -------
Deferred financing fees.......................   17,087     14,846        16,184
Accumulated amortization......................   (3,131)      (986)       (1,991)
                                                -------    -------       -------
                                                 13,956     13,860        14,193
                                                -------    -------       -------
Other.........................................      620        687           653
                                                -------    -------       -------
Total other assets............................  $20,489    $20,681       $20,870
                                                =======    =======       =======

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

NOTE 7--ACCRUED EXPENSES

    Accrued expenses are as follows:

                                                JUNE 30,   JUNE 30,   DECEMBER 31,
                                                  2000       1999         1999
                                                --------   --------   ------------
Recapitalization costs........................  $    --    $ 5,800       $13,000
Advertising and promotional expenses..........   11,615     12,091         4,799
Interest expense..............................    4,109      4,453         3,840
Cash overdraft................................    6,586      5,205         2,078
Severance charges.............................    1,168      1,306         1,805
Settlement charges and litigation expenses....       --      2,419           114
Other.........................................    4,362      2,028         1,828
                                                -------    -------       -------
Total accrued expenses........................  $27,840    $33,302       $27,464
                                                =======    =======       =======

NOTE 8--LONG-TERM DEBT AND CREDIT FACILITIES

    Long-term debt is comprised of the following:

                                              JUNE 30,   JUNE 30,   DECEMBER 31,
                                                2000       1999         1999
                                              --------   --------   ------------
Senior Credit Facility
    Term loan A.............................  $ 57,500   $ 72,500     $ 62,500
    Term loan B.............................   147,375    149,625      148,125
    Revolving credit facility...............    21,050         --           --
9 7/8% Series B Registered Senior
  Subordinated Notes........................   150,000    150,000      150,000
                                              --------   --------     --------
                                               375,925    372,125      360,625
Less portion due within one year............   (32,550)   (11,500)     (11,500)
                                              --------   --------     --------
Total long-term debt net of current
  portion...................................  $343,375   $360,625     $349,125
                                              ========   ========     ========

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

    The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the Revolving Credit Facility shall not exceed $10,000 for 30 consecutive days occurring during the period between August 1 and November 30 in each calendar year. On June 30, 2000, $21,050 was outstanding under the $110,000 revolving credit facility. There were no compensating balance requirements for the $110,000 revolving credit facility at June 30, 2000.

    The principal amount of Term Loan A is to be repaid in twenty-three consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2005. $10,000 will be payable in

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

NOTE 8--LONG-TERM DEBT AND CREDIT FACILITIES (CONTINUED) each of the first four years and $17,500 will be repaid in each of the last two years. The principal amount of Term Loan B is to be repaid in twenty-seven consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2006. $1,500 will be paid in each of the first six years and $141,000 will be payable in year seven.

    The Senior Credit Facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative covenants put restrictions on levels of investments, indebtedness, insurance and capital expenditures. Financial covenants require the maintenance of certain financial ratios at defined levels. At December 31, 1999, the Company was not in compliance with certain financial covenants. On January 24, 2000 the Senior Credit Facility agreement was amended to provide new provisions for financial covenant requirements and a waiver of the covenant requirements at December 31, 1999. The amendment contains provisions for the increase in interest rates upon reaching certain maximum leverage ratios. As part of the amended agreement, the Company paid bank fees of $862, which were reflected as deferred financing fees in January 2000 and will be amortized over the life of the debt as interest expense. At June 30, 2000, the Company was in compliance with all covenants.

    Under the new covenants, interest on the Revolving Credit Facility, Term Loan A and Term Loan B ranges from 200 to 375 basis points above LIBOR depending on certain financial ratios. Unused commitments under the Revolving Credit Facility are subject to a 50 basis point annual commitment fee. LIBOR was 6.69% at June 30, 2000.

    The Senior Credit Facility may be prepaid at any time in whole or in part without premium or penalty. During 1999, principal payments on Term Loans A and B of $12,500 and $1,875, respectively, were paid, which included optional principal prepayments of $5,000 and $750 on Term Loan A and Term Loan B, respectively. According to the Senior Credit Facility agreement, each prepayment on Term Loan A and Term Loan B can be applied to the next principal repayment installments. In the six months ended June 30, 2000, principal payments on Term Loans A and B of $5,000 and $750, respectively, were paid.

    Obligations under the Senior Credit Facility are secured by substantially all of the properties and assets of the Company and substantially all of the properties and assets of the Company's future domestic subsidiaries.

    The Company's previous Senior Subordinated Facility was redeemed through the issuance of 9 7/8% Senior Subordinated Notes due April 1, 2009. In connection with this redemption, the Company incurred an extraordinary loss from the early extinguishment of debt, net of tax of $2,325. In the fourth quarter of 1999, the Company exchanged the 9 7/8% Senior Subordinated Notes for new notes registered under the Securities Act of 1933. The new notes are substantially identical to the old notes.

    The carrying amount of the Company's obligation under the Senior Credit Facility approximates fair value because the interest rates are based on floating interest rates identified by reference to market rates.

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

NOTE 8--LONG-TERM DEBT AND CREDIT FACILITIES (CONTINUED)
    Aggregate maturities under the Senior Credit Facility (excluding the revolving credit facility) and the Senior Subordinated Notes are as follows:

Remainder of year 2000.............................    $  5,750
2001...............................................      11,500
2002...............................................      11,500
2003...............................................      17,125
2004...............................................      18,375
Thereafter.........................................     290,625
                                                       --------
                                                       $354,875
                                                       ========

    The company entered into a capital lease agreement in March 1999 for $9,215, which was cancelled in May of 2000. A new capital lease agreement was entered into in March of 2000 for $5,869. The effect of the two capital lease transactions was a non-cash gain of $1,182.

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

NOTE 10--CONTINGENCIES

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

    Certain statements contained herein constitute "forward-looking statements within the meaning of Section27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended." All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the management of the Company believes that the expectations reflected in such forward forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risk and other factors set forth under "Risk Factors" in the Company's Registration statement on Form S-4 filed with the Commission and in the Company's Annual Report on Form 10-K for 1999 as well as the following: general economic and business conditions; governmental regulations; industry trends; the loss of major customers or suppliers; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital.

OVERVIEW

    The Company is the leading manufacturer and marketer of value-oriented branded products for the consumer lawn and garden pesticide and household insecticide markets in the United States. The Company manufactures and markets one of the broadest lines of pesticides in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents and water-soluble fertilizers, under a variety of brand names. The Company believes that the key drivers of growth for the $2.7 billion consumer lawn and garden pesticide and household insecticide retail markets include: (a) the aging of the United States population; (b) growth in the home improvement center and mass merchandiser channels; and (c) shifting consumers preferences' toward value-oriented branded products.

    The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the unaudited quarterly financial statements and the related notes to the unaudited quarterly financial statements.

RESULTS OF OPERATIONS

    The following discussion regarding results of operations refers to net sales, cost of goods sold, advertising and promotion expense and selling, general and administrative expenses which the Company defines as follows:

    - Net sales are gross sales of products sold to customers upon shipment of product less any customer discounts from list price and customer returns.

    - Cost of goods sold includes chemicals, container and packaging material costs as well as direct labor, outside labor, manufacturing overhead and freight.

    - Advertising and promotion expense includes the cost of advertising of products through national and regional media as well as the advertising and promotion of products through cooperative programs with retailers.

    - Selling, general and administrative expenses include all costs associated with the selling and distribution of product, product registrations, and administrative functions such as finance, information systems and human resources.

    The following table sets forth the percentage relationship of certain items in the Company's income statement to net sales for the three months ended
June 30, 2000 and June 30, 1999 (percentages are calculated based on actual data, but columns may not add due to rounding):

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Net sales:
  Value bands...........................................    74.2%      79.1%
  Opening price point bands.............................    25.8       20.9
                                                           -----      -----
Total net sales.........................................   100.0      100.0
Operating costs and expenses
  Cost of goods sold....................................    50.3       49.1
  Advertising and operation expenses....................     7.9       10.1
  Selling, general and administrative expenses..........    14.1       14.9
  Recapitalization transaction fees.....................      --         --
  Change of control bonuses.............................      --         --
  Severance charge......................................      --        1.2
  Non-recurring litigation charges......................      --         --
                                                           -----      -----
Total operating costs and expenses......................    72.2       75.3
Operating income........................................    27.8       24.7
Interest expense........................................     8.5        7.2
                                                           -----      -----
Income before provision for income taxes
  and extraordinary item................................    19.3       17.6
Income tax expense......................................     4.3        3.8
                                                           -----      -----
Income before extraordinary item........................    14.9%      13.7%
                                                           =====      =====

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

    NET SALES. Net sales decreased 6.2% to $123.5 million for the three months ended June 30, 2000 from $131.7 million for the three months ended June 30, 1999. This decrease was driven by a combination of factors including:

    - Decline in value brand sales due to the elimination of item listings at Home Depot, partially offset by gains at other customers.

    - Retail inventory balancing issues affecting shipments of Spectracide Terminate.-TM-

    - Extreme weather conditions in our major markets in the United States.

    Net sales of the Company's value brands decreased 12.0% to $91.7 million for the three months ended June 30, 2000 from $104.1 million for the three months ended June 30, 1999. Value brand sales to Home Depot were impacted by Home Depot's strategy to move more listings to opening price point brands. The extreme drought in the South and Southwest combined with unusually wet weather in the Northeast severely impacted customer Point-of-Sales in all seasonal goods. Spectracide Terminate( TM) shipments were impacted by high retail inventory levels. However retail point of sale trend continues to show improved consumer acceptance. Net sales of opening price point brands increased 15.5% to $31.8 million for the three months ended June 30, 2000 from $27.6 million for the three months ended June 30, 1999. The increase was driven by an increase in opening price point listings at Home Depot and continued same store and new store growth at Lowes.

    GROSS PROFIT. Gross profit decreased 8.5% to $61.4 million for the three months ended June 30, 2000 compared to $67.0 million for the three months ended June 30, 1999. As a percentage of sales, gross profit decreased to 49.7% as compared to 50.9% for the three months ended June 30, 1999. The minimal decrease in gross profit as a percentage of sales was the result of a change in sales mix to slightly lower margin products, offset largely by lower material costs primarily driven by supplier rebates.

    ADVERTISING AND PROMOTION EXPENSES. Advertising and promotion expenses decreased 26.8% to $9.7 million for the three months ended June 30, 2000 compared to $13.3 million for the three months ended June 30, 1999. As a percentage of net sales, advertising and promotion expenses decreased to 7.9% for the three months ended June 30, 2000 from 10.1% for the three months ended June 30, 1999. The reduction in advertising and promotion expense is due to the shift from media spending to supporting in store retail selling programs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 11.4% to $17.4 million for the three months ended June 30, 2000 from $19.6 million for the three months ended June 30, 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 14.1% for the three months ended June 30, 2000 from 14.9% for the three months ended June 30, 1999. The overall decrease in selling, general and administrative expenses was primarily due to reduction of marketing and sales expenses related to sales volume decrease, termination of capital lease, and other cost reduction efforts.

    SEVERANCE CHARGES. No non-recurring charges were recorded for the three months ended June 30, 2000. For the three months ended June 30, 1999, the Company recorded non-recurring severance charges of $1.6 million as a result of the Company's President and Chief Executive Officer terminating employment with the Company. As a percentage of sales, non-recurring severance charges were 1.2% for the three months ended June 30, 1999.

    OPERATING INCOME. Operating income increased to $34.3 million for the three months ended June 30, 2000 from $32.6 million for the three months ended
June 30, 1999. As a percentage of net sales, operating income increased to 27.8% for the three months ended June 30, 2000 from 24.7% for the three months ended June 30, 1999.

    INCOME TAX EXPENSE. For the three months ended June 30, 2000, the Company's effective income tax rate reflects the estimated utilization of the goodwill deduction in fiscal year 2000. This benefit is related to the step up in tax basis in conjunction with the Recapitalization.

The following table sets forth the percentage relationship of certain items in the Company's income statement to net sales for the six months ended June 30, 2000 and June 30, 1999 (percentages are calculated based on actual data, but columns may not add due to rounding):

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Net sales:
  Value bands.............................................    76.0%      80.8%
  Opening price point bands...............................    24.0       19.2
                                                             -----      -----
Total net sales...........................................   100.0      100.0
Operating costs and expenses
  Cost of goods sold......................................    50.0       49.4
  Advertising and operation expenses......................     9.2       10.9
  Selling, general and administrative expenses............    17.4       16.6
  Recapitalization transaction fees.......................      --        4.7
  Change of control bonuses...............................      --        3.8
  Severance charge........................................      --        0.7
  Non-recurring litigation charges........................      --        0.7
                                                             -----      -----
Total operating costs and expenses........................    76.6       86.7
Operating income..........................................    23.4       13.3
Interest expense..........................................     9.9        7.6
                                                             -----      -----
Income before provision for income taxes
  and extraordinary item..................................    13.5        5.7
Income tax expense........................................     3.0        3.4
                                                             -----      -----
Income before extraordinary item..........................    10.5%       2.3%
                                                             =====      =====

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    NET SALES. Net sales decreased 7.1% to $212.1 million for the six months ended June 30, 2000 from $228.3 million for the six months ended June 30, 1999. This decrease was driven by a combination of factors including:

    - Decline in value brand sales due to the elimination of item listings at Home Depot, partially offset by gains at other customers.

    - Retail inventory balancing issues affecting shipments of Spectracide Terminate.-TM-

    - Extreme weather conditions in our major markets in the United States.

    - 1999 Spectracide Pro-Registered Trademark- sales reflected initial sell in to stock retail shelves.

Net sales of the Company's value brands decreased 12.7% to $161.1 million for the six months ended June 30, 2000 from $184.5 million for the six months ended June 30, 1999. Value brand sales to Home Depot were impacted by Home Depot's strategy to move more listings to opening price point brands. The declines at Home Depot were partially offset by the continual same store and new store growth at Lowes. The extreme drought in the South and Southwest combined with unusually wet weather in the Northeast severely impacted customer Point-of-Sales in all seasonal goods. Spectracide Terminate-TM- shipments were impacted by high retail inventory levels. However, retail point of sale trends continue to show improved consumer acceptance. Spectracide Pro's net sales decreased 38.6% to $3.6 million for the six months ended June 30, 2000 from $5.9 million for the six months ended June 30, 1999, as the first half of 1999 reflected the initial sell in to stock retail shelves. Net sales of opening price point brands increased 16.4% to

$51.0 million for the six months ended June 30, 2000 from $43.8 million for the six months ended June 30, 1999. The increase was driven by an increase in opening price point listings at Home Depot and continued same store and new store growth at Lowes.

    GROSS PROFIT. Gross profit decreased 8.2% to $106.1 million for the six months ended June 30, 2000 compared to $115.6 million for the six months ended June 30, 1999. As a percentage of sales, gross profit decreased to 50.0% as compared to 50.6% for the six months ended June 30, 1999. The minimal decrease in gross profit as a percentage of sales was the result of a change in sales mix to slightly lower margin products, offset largely by lower material costs primarily driven by supplier rebates.

    ADVERTISING AND PROMOTION EXPENSES. Advertising and promotion expenses decreased 21.8% to $19.5 million for the six months ended June 30, 2000 compared to $24.9 million for the six months ended June 30, 1999. As a percentage of net sales, advertising and promotion expenses decreased to 9.2% for six months ended June 30, 2000 from 10.9% for the six months ended June 30, 1999. The reduction in advertising and promotion expense is due to the shift from media spending to supporting in store retail selling programs. Additionally, a $0.9 million charge was taken in 1999 for customer deductions taken in excess of contractual obligations which the Company elected not to pursue.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 2.7% to $36.9 million for the six months ended June 30, 2000 from $37.9 million for the six months ended June 30, 1999. As a percentage of net sales, selling, general and administrative expenses increased to 17.4% for the six months ended June 30, 2000 from 16.6% for the six months ended June 30, 1999. The overall decrease in selling, general and administrative expenses was primarily due to a reduction of marketing and sales expenses related to sales volume decrease, termination of capital lease, and other cost reduction efforts.

    RECAPITALIZATION TRANSACTION FEES. No charges were recorded for the six months ended June 30, 2000. For the six months ended June 30, 1999, the Company recorded a charge of $10.7 million for recapitalization transaction fees. As of June 30, 2000, the Company recorded $32.2 million in fees and expenses associated with the Recapitalization. Fees and expenses that could be specifically identified as relating to the issuance of debt were capitalized and will be amortized over the life of the debt as interest expense. The fees and expenses that could be specifically identified as relating to the equity transactions were charged directly to equity. Other transaction fees were allocated between debt and recapitalization transaction fees expense based on the Company's estimate of the effort spent in the activity giving rise to the fee or expense.

    CHANGE OF CONTROL BONUSES. No charges were recorded for the six months ended June 30, 2000. For the six months ended June 30, 1999, the Company recorded charges for change of control bonuses paid to some members of senior management amounting to $8.6 million, which were contractually required as a result of the Recapitalization.

    SEVERANCE CHARGES. No charges were recorded for the six months ended June 30, 2000. For the six months ended June 30, 1999, the Company recorded severance charges of $1.6 million as a result of the Company's President and Chief Executive Officer terminating employment with the Company.

    NON-RECURRING LITIGATION CHARGES. No charges were recorded for the six months ended June 30, 2000. For the six months ended June 30, 1999, the Company took a charge of $1.5 million to primarily reserve for the expected cost of an adverse judgement on a counterclaim filed by defendants in the case of United Industries Corporation vs. John Allman, Craig Jackman et al. The Company alleged that defendants breached contracts by failing to perform various services. Defendants counterclaimed for sales commissions allegedly earned by them but not paid by the Company. On July 29, 1999, the Company paid $0.9 million in liquidating damages and $0.1 million in past commissions. The remaining amounts accrued in connection with the $1.5 million charge were primarily used to cover legal cost associated with the claim.

    OPERATING INCOME.  Operating income increased to $49.7 million for the six
months ended June 30, 2000 from   $30.3 million for the six months ended
June 30, 1999. As a percentage of net sales, operating income increased to 23.4% for the six months ended June 30, 2000. Operating income was 13.3% for the six months ended June 30, 1999. Operating income in 1999 was primarily negatively impacted due to costs associated with recapitalization transaction fees of $10.7 million and change of control bonuses as a result of the recapitalization of $8.6 million.

    INCOME TAX EXPENSE. For the six months ended June 30, 2000, the Company's effective income tax rate reflects the estimated utilization of the goodwill deduction in fiscal year 2000. This benefit is related to the step up in tax basis in conjunction with the Recapitalization. For the six months ended
June 30, 1999 income tax expense included the one-time impact of the conversion of the Company from an "S" corporation to a "C" corporation of $2.1 million. This conversion was in conjunction with the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has utilized internally generated funds and borrowings under credit facilities to meet ongoing working capital and capital expenditure requirements. As a result of the Recapitalization, the Company has significantly increased cash requirements for debt service relating to the Company's notes and Senior Credit Facility. As of December 31, 1999, the Company had total debt outstanding of $369.3 million. As of June 30, 2000, the Company had total debt outstanding of $381.6 million. The Company will rely on internally generated funds and, to the extent necessary, borrowings under the Company's Revolving Credit Facility to meet liquidity needs.

    The Company's Senior Credit Facility consists of:

    - The $110.0 million Revolving Credit Facility, under which no borrowings were outstanding at the closing of the Recapitalization. As of June 30, 2000, $21.1 million was outstanding. The amount is a current liability and will primarily be paid by funds from operations;

    - The $75.0 million Term Loan A ($57.5 million outstanding at June 30,
      2000); and

    - The $150.0 million Term Loan B ($147.4 million outstanding at June 30,
      2000).

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

    On January 24, 2000 The Senior Credit Facility agreement was amended to provide new provisions for financial covenant requirements and a waiver of the covenant requirements at December 31, 1999. The amendment contains provisions for the increase in interest rates upon reaching certain maximum leverage ratios. As part of the amended agreement, the Company paid bank fees of $0.9 million, which will be reflected as deferred financing fees in January 2000 and amortized over the life of the debt as interest expense. At June 30, 2000, the company was in compliance with all covenants.

    The Company's previous Senior Subordinated Facility was redeemed through the issuance of 9 7/8% Senior Subordinated Notes due April 1, 2009. In connection with this redemption, the Company incurred an extraordinary loss from the early extinguishment of debt, net of tax of $2.3 million. In the fourth quarter of 1999, the Company exchanged the 9 7/8% Senior Subordinated Notes for new notes registered under the Securities Act of 1933. The new notes are substantially identical to the old notes.

    The Company's principal liquidity requirements are for working capital, capital expenditures and debt service under the Senior Credit Facility and the notes. Net cash provided/(used) by operating activities was $0.8 million and $(3.5) million for the six months ended June 30, 2000 and 1999, respectively. Net cash used by operating activities fluctuates during the year as the seasonal nature of the Company's sales results in a significant increase in working capital (primarily accounts receivable) during the first half of the year, with the second and third quarters being significant cash collection periods.

    Capital expenditures are related to the enhancement of the Company's existing facilities and the construction of additional production and distribution capacity. Cash used for capital expenditures was $2.6 million and $0.8 million for the six months ended June 30, 2000 and 1999, respectively. In addition, the Company entered into a capital lease agreement in March 2000 for $5.9 million. Cash used for capital expenditures for the remainder of 2000 is expected to be less than $5.0 million.

    Principal on the Term Loan A is required to be repaid quarterly in annual amounts of $10.0 million for years one through four and $17.5 million for years five and six after the closing of the Senior Credit Facility. Principal on the Term Loan B is required to be repaid quarterly in annual amounts of $1.5 million for the first six years and $141.0 million for the seventh year after the closing of the senior credit facility. For the six months ended
June 30, 2000, principal payments on Term Loans A and B of $5,000 and $750, respectively, were paid.

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

IMPACT OF JUNE 7, 2000 DURSBAN AGREEMENT

    On June 7, 2000 the US Environmental Protection Agency and manufacturers of chlorpyrifos (the active ingredient in Dursban pesticidal products) entered into a voluntary agreement which provides for phasing out most nonresidential uses and virtually all residential uses of Dursban. Formulation of new Dursban products intended for residential use must cease by December 1, 2000, and formulators can no longer sell such products to retailers after February 1, 2001. Retailers will no longer be able to sell Dursban products after December 31, 2001.

    The Company is currently assessing the potential financial impact of the Dursban agreement on its operations. A future charge to operations during the second half of this year may be made, but the amount cannot yet be reasonably determined, primarily because the Company does not yet know the extent to which retailers will attempt to return Dursban products. The Company currently has replacement chemicals for Dursban, which are presently being used in production of new pesticidal products.

SIGNIFICANT CUSTOMER

    Subsequent to the second quarter, Kmart has notified the Company that the contract to manufacture the KGro private label products will not be renewed. This KGro business has low margins that drive high operating cost. The Company does not expect this matter to have a significant impact on our EBITDA for 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE

    The Company is exposed to market risks relating to changes in interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in interest rates.

    The Company manages interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At June 30, 2000, variable rate debt was $226.0 million.

    Interest on Term Loan A and Term Loan B ranges from 200 to 375 basis points above LIBOR depending on certain financial ratios. LIBOR was 6.69% as of June 30, 2000.

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

                                                       UNITED INDUSTRIES CORPORATION

Dated: August 14, 2000                                 By:             /S/ DANIEL J. JOHNSTON
                                                               -------------------------------------
                                                       Name:             Daniel J. Johnston
                                                       Title:         CHIEF FINANCIAL OFFICER