Form 10-Q
period 2000-09-30
UNITED INDUSTRIES CORP
filed 2000-11-15
CIK 1083200

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM TO ______________ TO ______________

                         COMMISSION FILE NO. 333-76055

                            ------------------------

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

    As of November 15, 2000, the Registrant had 27,650,000 Class A voting and 27,650,000 Class B non-voting shares of common stock outstanding and 15,000 non-voting shares of Class A Preferred Stock outstanding.

Documents Incorporated by Reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART 1 FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                         UNITED INDUSTRIES CORPORATION

                                 BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                         SEPTEMBER 30,   SEPTEMBER 30,   DECEMBER 31
                                                             2000            1999           1999
                                                         -------------   -------------   -----------
ASSETS

Current assets:
  Cash and cash equivalents............................    $  17,146       $  11,853      $      --
  Accounts receivable (less allowance for doubtful
    accounts of $875 at September 30, 2000, $535 at
    September 30, 1999 and $1,031 at December 31,
    1999)..............................................       31,376          32,750         19,165
  Inventories..........................................       31,799          35,987         53,243
  Prepaid expenses.....................................        2,666           1,352          3,501
                                                           ---------       ---------      ---------
      Total current assets.............................       82,987          81,942         75,909

Equipment and leasehold improvements, net..............       25,871          27,567         27,860
Deferred income tax....................................      116,268         107,574        116,268
Other assets...........................................       19,806          21,018         20,870
                                                           ---------       ---------      ---------
      Total assets.....................................    $ 244,932       $ 238,101      $ 240,907
                                                           =========       =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-term debt and capital
    lease obligations..................................    $  11,846       $  12,165      $  12,178
  Accounts payable.....................................       11,789          13,024         25,507
  Accrued expenses.....................................       23,049          19,876         27,464
  Short-term borrowings................................       15,000              --             --
                                                           ---------       ---------      ---------
      Total current liabilities........................       61,684          45,065         65,149

Long-term debt.........................................      343,375         352,000        349,125
Capital lease obligations..............................        5,261           8,127          7,952
Other liabilities......................................        6,725           5,377          5,483
                                                           ---------       ---------      ---------
      Total liabilities................................      417,045         410,569        427,709

Stockholders' deficit..................................
  Common stock.........................................          554             554            554
  Additional paid-in capital...........................      126,865         116,687        126,865
  Accumulated deficit..................................     (296,832)       (287,009)      (311,521)
                                                           ---------       ---------      ---------
  Common stock held in grantor trust...................       (2,700)         (2,700)        (2,700)
                                                           ---------       ---------      ---------
      Total stockholders' deficit......................     (172,113)       (172,468)      (186,802)
                                                           ---------       ---------      ---------
      Total liabilities and stockholders' deficit......    $ 244,932       $ 238,101      $ 240,907
                                                           =========       =========      =========

                See accompanying notes to financial statements.

                         UNITED INDUSTRIES CORPORATION

                            STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                   -----------------------   -----------------------
                                                     2000           1999       2000           1999
                                                   --------       --------   --------       --------
Net sales........................................  $ 51,080       $53,536    $263,134       $281,819
                                                   --------       -------    --------       --------

Operating costs and expenses:
  Cost of goods sold.............................    26,563        25,224     132,535        137,925
  Advertising and promotion expenses.............     4,021         4,115      23,489         29,024
  Selling, general and administrative expenses...    15,078        16,425      51,974         54,331
  Recapitalization transaction fees..............        --            --          --         10,690
  Change of control bonuses......................        --            --          --          8,645
  Severance charges..............................        --            --          --          1,606
  Durshan related expenses (see note 11).........     8,000            --       8,000             --
  Non-recurring litigation charges...............        --            --          --          1,500
                                                   --------       -------    --------       --------
  Total operating costs and expenses.............    53,662        45,764     215,998        243,721
                                                   --------       -------    --------       --------
Operating income (loss)..........................    (2,582)        7,772      47,136         38,098
Interest expense.................................    10,120         9,020      31,204         26,388
                                                   --------       -------    --------       --------
Income (loss) before provision for income taxes,
  and extraordinary item.........................   (12,702)       (1,248)     15,932         11,710
Income tax expense (benefit).....................    (5,120)        1,693       1,243          9,468
                                                   --------       -------    --------       --------
Income (loss) before extraordinary item..........    (7,582)       (2,941)     14,689          2,242
Extraordinary loss from early extinguishment of
  debt, net of income tax benefit of $1,425......        --            --          --         (2,325)
                                                   --------       -------    --------       --------
Net income (loss)................................  $ (7,582)      $(2,941)   $ 14,689       $    (83)
                                                   ========       =======    ========       ========

                See accompanying notes to financial statements.

                         UNITED INDUSTRIES CORPORATION

                            STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              --------------------
                                                                2000       1999
                                                              --------   ---------
Cash flows from operating activities:
  Net income (loss).........................................  $ 14,689   $     (83)
    Loss from early extinguishment of debt..................        --       3,750
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Non cash reduction of capital lease obligation........    (1,182)         --
      Deferred compensation.................................        --       2,700
      Depreciation and amortization.........................     4,088       3,468
      Recapitalization transaction fees.....................        --      10,690
      Amortization of deferred financing fees...............     1,779       1,493
      Provision for deferred income tex expense.............     1,243       8,043
      Changes in assets and liabilities:
        Increase in accounts receivable.....................   (12,211)    (15,575)
        Decrease in inventories.............................    21,444       5,457
        Decrease in prepaid expenses........................       835         820
        Decrease in accounts payable and accrued expenses...   (13,437)     (3,649)
        Increase in Dursban related expenses................     7,479          --
        Decrease in other assets............................       (75)       (413)
        Other, net..........................................        --         188
                                                              --------   ---------
          Net cash provided by operating activities.........    24,652      16,889

Investing activities:
  Purchase of equipment and leasehold improvements..........    (3,175)     (1,499)
                                                              --------   ---------
          Net cash used for investing activities............    (3,175)     (1,499)

Financing activities:
  Redemption of treasury stock..............................   (12,175)   (337,896)
  Transaction costs related to redemption of treasury
    stock...................................................        --     (11,378)
  Recapitalization transactions with affiliate..............        --      (5,700)
  Issuance of common stock..................................        --       1,990
  Shareholder equity contribution...........................        --       8,425
  Debt issuance costs.......................................      (924)    (19,271)
  Proceeds from the issuance of short-term debt.............    15,000     520,205
  Payments on debt..........................................    (6,232)   (160,162)
  Repayment of note receivable from employee................        --         250
                                                              --------   ---------
          Net cash used for financing activities............    (4,331)     (3,537)

Net increase in cash and cash equivalents...................    17,146      11,853
Cash and cash equivalents - beginning of period.............        --          --
                                                              --------   ---------
Cash and cash equivalents - end of period...................  $ 17,146   $  11,853
                                                              ========   =========

                See accompanying notes to financial statements.

                         UNITED INDUSTRIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-K of United Industries Corporation (the "Company") for the year ended December 31, 1999. Certain balance sheet accounts have been reclassified from the September 30, 1999 and December 31, 1999 balance sheets in order to provide a consistent comparison with the September 30, 2000 balance sheet.

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

    During 1999, the Company recorded $31,312 in fees and expenses associated with the Recapitalization. The total fees and expenses consist of: (i) fees and expenses related to the debt and

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

NOTE 2--RECAPITALIZATION OF THE COMPANY AND NON-RECURRING CHARGES (CONTINUED) equity transactions, including bank commitment fees and underwriting discounts and commissions; (ii) professional, advisory and investment banking fees and expenses; and (iii) miscellaneous fees and expenses such as printing and filing fees. The fees and expenses that could be specifically identified as relating to the issuance of debt were capitalized and will be amortized over the life of the debt as interest expense. The fees and expenses that could be specifically identified as relating to the equity transactions were charged directly to equity. Other transaction fees were allocated between debt and Recapitalization transaction fees based on the Company's estimate of the effort spent in the activity giving rise to the fee or expense. The allocation of fees and expenses to the debt, equity and Recapitalization transaction fees is as follows:

                                              DEBT      EQUITY      FEES      TOTALS
                                            --------   --------   --------   --------
Direct costs..............................  $17,205      $688     $    --    $17,893
Allocated costs...........................    2,729        --      10,690     13,419
                                            -------      ----     -------    -------
Total fees and expenses...................  $19,934      $688     $10,690    $31,312
                                            =======      ====     =======    =======

    During the first nine months of 1999, the Company recorded various non-recurring charges as follows: (i) change of control bonuses to some members of senior management totaling $8,645, which were contractually required as a result of the Recapitalization (senior management reinvested $2,700 of their change in control bonuses in the Company's common stock through a Grantor Trust); (ii) $1,100 to cost of goods sold for the write-off of its "Citri-Glow" candle inventory (the Company discontinued this product line during 1999 and chose to dispose of the inventory by selling it through discount channels at prices below cost); and (iii) $900 related to deductions taken by customers for advertising and promotional spending in excess of contractual obligations for which the Company elected not to pursue collection.

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

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

NOTE 4--INVENTORIES

    Inventories are as follows:

                                                         SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
                                                              2000             1999            1999
                                                         --------------   --------------   -------------
Raw materials..........................................      $ 7,715          $ 5,899         $ 9,916
Finished goods.........................................       25,071           30,919          44,149
Allowance for obsolete and slow-moving inventory.......         (987)            (831)           (822)
                                                             -------          -------         -------
Total inventories......................................      $31,799          $35,987         $53,243
                                                             =======          =======         =======

NOTE 5--EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

    Equipment and leasehold improvements, net are as follows:

                                                         SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
                                                              2000             1999            1999
                                                         --------------   --------------   -------------
Machinery and equipment................................      $27,514          $25,763         $26,791
Office furniture and equipment.........................       10,227            9,182           9,606
Automobiles, trucks and aircraft.......................        6,412            9,574           9,573
Leasehold improvements.................................        6,985            6,834           6,848
                                                             -------          -------         -------
                                                              51,138           51,353          52,818
Less: accumulated depreciation.........................       25,267           23,786          24,958
                                                             -------          -------         -------
                                                             $25,871          $27,567         $27,860
                                                             =======          =======         =======

NOTE 6--OTHER ASSETS

    Other assets are as follows:

                                                         SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
                                                              2000             1999            1999
                                                         --------------   --------------   -------------
Goodwill...............................................      $ 7,988          $ 7,988         $ 7,988
Accumulated amortization...............................       (2,130)          (1,909)         (1,964)
                                                             -------          -------         -------
                                                               5,858            6,079           6,024
                                                             -------          -------         -------
Deferred financing fees................................       17,108           15,534          16,184
Accumulated amortization...............................       (3,770)          (1,506)         (1,991)
                                                             -------          -------         -------
                                                              13,338           14,028          14,193
                                                             -------          -------         -------
Other..................................................          610              911             653
                                                             -------          -------         -------
Total other assets.....................................      $19,806          $21,018         $20,870
                                                             =======          =======         =======

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

NOTE 7--ACCRUED EXPENSES

    Accrued expenses are as follows:

                                                         SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
                                                              2000             1999            1999
                                                         --------------   --------------   -------------
Recapitalization costs.................................      $    --          $ 5,800         $13,000
Advertising and promotional............................        8,009           10,150           4,799
Dursban................................................        7,479               --              --
Interest...............................................        3,782               --           3,840
Cash overdraft.........................................           --               --           2,078
Severance charges......................................          952            1,115           1,805
Settlement charges and litigation......................           --            1,200             114
Other..................................................        2,827            1,611           1,828
                                                             -------          -------         -------
Total accrued expenses.................................      $23,049          $19,876         $27,464
                                                             =======          =======         =======

NOTE 8--LONG-TERM DEBT AND CREDIT FACILITIES

    Long-term debt is comprised of the following:

                                                         SEPTEMBER 30,    SEPTEMBER 30,    DECEMBER 31,
                                                              2000             1999            1999
                                                         --------------   --------------   -------------
Senior Credit Facility:
  Term loan A..........................................     $ 57,500         $ 65,000        $ 62,500
  Term loan B..........................................      147,375          148,500         148,125
Revolving credit facility..............................       15,000               --              --
9 7/8% Series B Registered Senior Subordinated Notes...      150,000          150,000         150,000
                                                            --------         --------        --------
                                                             369,875          363,500         360,625
Less portion due within one year.......................      (26,500)         (11,500)        (11,500)
                                                            --------         --------        --------
Total long-term debt net of current portion............     $343,375         $352,000        $349,125
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

    The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the Revolving Credit Facility shall not exceed $10,000 for 30 consecutive days occurring during the period between August 1 and November 30 in each calendar year. In 2000, the actual clean-down period began on August 2. On September 30, 2000, $15,000 was outstanding under the $110,000 revolving credit facility. There were no compensating balance requirements for the $110,000 revolving credit facility at September 30, 2000.

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

NOTE 8--LONG-TERM DEBT AND CREDIT FACILITIES (CONTINUED)
    The principal amount of Term Loan A is to be repaid in twenty-three consecutive quarterly installments commencing March 30, 1999 with a final installment due January 20, 2005. $10,000 will be payable in each of the first four years and $17,500 will be repaid in each of the last two years. The principal amount of Term Loan B is to be repaid in twenty-seven consecutive quarterly installments commencing March 30, 1999 with a final installment due January 20, 2006. $1,500 will be paid in each of the first six years and $141,000 will be payable in year seven.

    The Senior Credit Facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative covenants put restrictions on levels of investments, indebtedness, insurance and capital expenditures. Financial covenants require the maintenance of certain financial ratios at defined levels. At December 31, 1999, the Company was not in compliance with certain financial covenants. On January 24, 2000 the Senior Credit Facility agreement was amended to provide new provisions for financial covenant requirements and a waiver of the covenant requirements at December 31, 1999. The amendment contains provisions for the increase in interest rates upon reaching certain maximum leverage ratios. As part of the amended agreement, the Company paid bank fees of $862, which were reflected as deferred financing fees in January 2000 and will be amortized over the life of the debt as interest expense. At September 30, 2000, the Company was not in compliance with certain financial covenants. See subsequent event footnote.

    Under the January 24, 2000 covenants, interest on the Revolving Credit Facility, Term Loan A and Term Loan B ranges from 200 to 375 basis points above LIBOR depending on certain financial ratios. Unused commitments under the Revolving Credit Facility are subject to a 50 basis point annual commitment fee. LIBOR was 6.62% at September 30, 2000.

    The Senior Credit Facility may be prepaid at any time in whole or in part without premium or penalty. During 1999, principal payments on Term Loans A and B of $12,500 and $1,875, respectively, were paid, which included optional principal prepayments of $5,000 and $675 on Term Loan A and Term Loan B, respectively. According to the Senior Credit Facility agreement, each prepayment on Term Loan A and Term Loan B can be applied to the next principal repayment installments. In the nine months ended September 30, 2000, principal payments on Term Loans A and B of $5,000 and $750, respectively, were paid. The optional principal payments were applied September 2000.

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

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

NOTE 8--LONG-TERM DEBT AND CREDIT FACILITIES (CONTINUED)
    Aggregate maturities under the Senior Credit Facility (excluding the revolving credit facility) and the Senior Subordinated Notes are as follows:

2000 Remainder of year......................................  $  2,875
2001........................................................    11,500
2002........................................................    11,500
2003........................................................    17,125
2004........................................................    18,375
Thereafter..................................................   293,500
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

    The Company is obligated under other operating leases for use of warehouse space. The leases expire at various dates through December 1, 2006. Several of the leases provide as many as five five-year options to renew.

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

    Management believes the possibility of a material adverse effect on the Company's financial position, results of operations and cash flows from the claims and proceedings described above is remote.

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

NOTE 11--DURSBAN RELATED EXPENSES

    On September 7, 2000 the US Environmental Protection Agency and manufacturers of chlorpyrifos (the active ingredient in Dursban pesticidal products) entered into a voluntary agreement that provides for phasing out most nonresidential uses and virtually all residential uses of Dursban. Formulation of new Dursban products intended for residential use must cease by December 1, 2000, and formulators can no longer sell such products to retailers after February 1, 2001. Retailers will no longer be able to sell Dursban products after December 31, 2001.

    The Company has assessed the potential financial impact of the Dursban agreement on its operations. A charge of $8,000 was booked in September of 2000 for costs associated with this agreement. The Company currently has a replacement chemical for the active ingredient in Dursban, which chemical is already being used in production of new pesticidal products.

    Details of this charge and the accrual balances remaining are as follows:

                                                 THIRD
                                                QUARTER       AMOUNTS UTILIZED        THIRD QUARTER
                                              2000 CHARGE   DURING THIRD QUARTER   2000 ACCRUAL BALANCE
                                              -----------   --------------------   --------------------
Returns.....................................    $5,415              $ 68                  $5,347
Inventory...................................     1,370                --                   1,370
Disposal and related costs..................     1,215               453                     762
                                                ------              ----                  ------
                                                $8,000              $521                  $7,479
                                                ======              ====                  ======

NOTE 12--SUBSEQUENT EVENT

    On November 9, 2000, the Senior Credit Facility was amended to provide new financial covenants and a waiver of certain covenants at September 30, 2000. As a condition to the effectiveness of this amendment and waiver, the Company agreed to the following items:

1. The Company agreed to terminate $30,000 of the unused portion of the Revolving Credit Facility under the credit agreement, thereby reducing the Revolving Credit Facility from $110,000 to $80,000.

2. The Company agreed to sell Common Stock and/or permitted Preferred Stock to the Equity Investors for net cash proceeds equal to $15,000, which net cash proceeds have been applied to the prepayment of Term Loan advances.

3. Interest rate increase will range from 25 to 75 basis points higher than previous Revolving Credit Facility.

    On November 8, 2000, the Company Board of Directors, authorized the creation of 15,000 shares of Class A Preferred Stock to be sold to UIC Holdings LLC at a price of $1,000 per share.

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

    The following table sets forth the percentage relationship of certain items in the Company's statement of operations to net sales for the three months ended September 30, 2000 and September 30, 1999 (percentages are calculated based on actual data, but columns may not add due to rounding):

                                                                   THREE MONTHS
                                                                      ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
Net Sales:
  Value brands..............................................    74.7%         77.8%
  Opening price point brands................................    25.3          22.2
                                                               -----         -----
Total net sales.............................................   100.0         100.0
Operating costs and expenses:
  Cost of goods sold........................................    52.0          47.1
  Advertising and promotion expenses........................     7.9           7.7
  Selling, general and administrative expenses..............    29.5          30.6
  Recapitalization transaction fees.........................      --            --
  Change of control bonuses.................................      --            --
  Severance charge..........................................      --            --
  Dursban related expenses..................................    15.7            --
  Non-recurring litigation charges..........................      --            --
                                                               -----         -----
Total operating costs and expenses..........................   105.1          85.4
                                                               -----         -----
Operating income (loss).....................................    (5.1)         14.6
Interest expense............................................    19.8          16.8
                                                               -----         -----
Income (loss) before provision for income taxes and
  extraordinary item........................................   (24.9)         (2.2)
Income tax expense (benefit)................................   (10.0)          3.2
                                                               -----         -----
Loss before extraordinary item..............................   (14.9)%        (5.4)%
                                                               =====         =====

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

    NET SALES. Net sales decreased 4.6% to $51.1 million for the three months ended September 30, 2000 from $53.5 million for the three months ended September 30, 1999. This decrease was driven by a combination of factors including:

    - Lost sales opportunity due to voluntary phase-out of Dursban between EPA and manufacturer.

    - Extreme weather conditions in our major markets in the United States.

    - Decline in value brand sales due to the elimination of item listings at Home Depot, partially offset by gains at other customers.

    - Retail inventory balancing issues affecting shipments of Spectracide Terminate-TM-.

Net sales of the Company's value brands decreased 8.4% to $38.1 million for the three months ended September 30, 2000 from $41.7 million for the three months ended September 30, 1999. Value brand sales to Home Depot were impacted by Home Depot's strategy to move more listings to opening price point brands, as well as overall category sales performed below market trends at Home Depot. The extreme drought in the South and Southwest combined with unusually wet weather in the Northeast severely impacted customer point-of-sales in all seasonal goods. Spectracide Terminate-TM- shipments were impacted by high retail inventory levels. However, retail point-of-sale trend continues to show improved consumer acceptance. Net sales of opening price point brands increased 9.0% to $12.9 million for the three months ended September 30, 2000 from $11.9 million for the three months ended September 30, 1999. The increase was driven primarily by an increase in opening price point listings at Home Depot and continued same store and new store growth at Lowes.

    GROSS PROFIT. Gross profit decreased 13.4% to $24.5 million for the three months ended September 30, 2000, compared to $28.3 million for the three months ended September 30, 1999. As a percentage of sales, gross profit decreased to 48.0% as compared to 52.9% for the three months ended September 30, 1999. The decrease in gross profit as a percentage of sales was the result of a change in sales mix to slightly lower margin products, offset by lower material costs primarily driven by supplier rebates.

    ADVERTISING AND PROMOTION EXPENSES. Advertising and promotion expenses decreased 2.3% to $4.0 million for the three months ended September 30, 2000, compared to $4.1 million for the three months ended September 30, 1999. As a percentage of net sales, advertising and promotion expenses increased to 7.9% for the three months ended September 30, 2000 from 7.7% for the three months ended September 30, 1999. The reduction in advertising and promotion expense is due to the shift from media spending to supporting in store retail selling programs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 8.2% to $15.1 million for the three months ended September 30, 2000 from $16.4 million for the three months ended
September 30, 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 29.5% for the three months ended
September 30, 2000 from 30.7% for the three months ended September 30, 1999. The overall decrease in selling, general and administrative expenses was primarily due to reduction of marketing and sales expenses related to sales volume decrease and other cost reduction efforts.

    DURSBAN RELATED EXPENSES. The Company recorded a non-recurring expense of $8.0 million as a result of the EPA and manufacturers voluntary phase-out of the active chemical in the Company's products.

    OPERATING INCOME (LOSS). Operating income (loss) decreased to $(2.6) million for the three months ended September 30, 2000 from $7.8 million for the three months ended September 30, 1999. As a percentage of net sales, operating income decreased to (5.1)% for the three months ended September 30, 2000 from 14.5% for the three months ended September 30, 1999.

    INCOME TAX EXPENSE. For the three months ended September 30, 2000, the Company's effective income tax rate reflects the estimated utilization of the goodwill deduction in fiscal year 2000 and a reduction in the taxable income estimate for fiscal year 2000 taxable income. The goodwill deduction is related to the step-up in tax basis in conjunction with the Recapitalization.

    The following table sets forth the percentage relationship of certain items in the Company's income statement to net sales for the nine months ended September 30, 2000 and September 30, 1999 (percentages are calculated based on actual data, but columns may not add due to rounding):

                                                                   NINE MONTHS
                                                                      ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
Net Sales:
  Value brands..............................................    75.7%         80.2%
  Opening price point brands................................    24.3          19.8
                                                               -----         -----
Total net sales.............................................   100.0         100.0
Operating costs and expenses:
  Cost of goods sold........................................    50.4          48.9
  Advertising and promotion expenses........................     8.9          10.3
  Selling, general and administrative expenses..............    19.8          19.3
  Recapitalization transaction fees.........................      --           3.8
  Change of control bonuses.................................      --           3.1
  Severance charge..........................................      --           0.6
  Dursban related expenses..................................     3.0            --
  Non-recurring litigation charges..........................      --           0.5
                                                               -----         -----
Total operating costs and expenses..........................    82.1          86.5
                                                               -----         -----
Operating income............................................    17.9          13.5
Interest expense............................................    11.9           9.4
                                                               -----         -----
Income before provision for income taxes and extraordinary
  item......................................................     6.1           4.1
Income tax expense..........................................     0.5           3.3
                                                               -----         -----
Loss before extraordinary item..............................     5.6%          0.8%
                                                               =====         =====

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

    NET SALES. Net sales decreased 6.7% to $263.1 million for the nine months ended September 30, 2000 from $281.8 million for the nine months ended September 30, 1999. This decrease was driven by a combination of factors including:

    - Extreme weather conditions in our major markets in the United States.

    - Decline in value brand sales due to the elimination of item listings at Home Depot, partially offset by gains at other customers.

    - Retail inventory balancing issues affecting shipments of Spectracide Terminate-TM-.

    - Lost sales opportunity due to voluntary phase-out of Dursban between EPA and manufacturer.

    - 1999 Spectracide Pro-Registered Trademark- sales reflected initial sell in to stock retail shelves.

Net sales of the Company's value brands decreased 11.9% to $199.2 million for the nine months ended September 30, 2000 from $226.1 million for the nine months ended September 30, 1999. Value brand sales to Home Depot were impacted by Home Depot's strategy to move more listings to opening price point brands as well as overall category sales performed below market trends at Home Depot. The declines at Home Depot were partially offset by the continual same store and new store growth at Lowes. The extreme drought in the South and Southwest combined with unusually wet weather in the Northeast severely impacted customer Point-of-Sales in all seasonal goods. Spectracide Terminate-TM- shipments were impacted by high retail inventory levels. However, retail point-of-sale trends continue to show improved consumer acceptance. Spectracide Pro's net sales decreased 38.6% to $3.6 million for the nine months ended September 30, 2000 from $5.9 million for the nine months ended September 30, 1999, as the first half of 1999 reflected the initial sell in to stock retail shelves. Net sales of opening price point brands increased 14.8% to $63.9 million for the nine months ended September 30, 2000 from $55.7 million for the nine months ended September 30, 1999. The increase was driven by an increase in opening price point listings at Home Depot and continued same store and new store growth at Lowes.

    GROSS PROFIT. Gross profit decreased 9.2% to $130.6 million for the nine months ended September 30, 2000 compared to $143.9 million for the nine months ended September 30, 1999. As a percentage of sales, gross profit decreased to 49.6% as compared to 51.1% for the nine months ended September 30, 1999. The minimal decrease in gross profit as a percentage of sales was the result of a change in sales mix to slightly lower margin products, offset by lower material costs primarily driven by supplier rebates.

    ADVERTISING AND PROMOTION EXPENSES. Advertising and promotion expenses decreased 19.1% to $23.5 million for the nine months ended September 30, 2000, compared to $29.0 million for the nine months ended September 30, 1999. As a percentage of net sales, advertising and promotion expenses decreased to 8.9% for nine months ended September 30, 2000 from 10.3% for the nine months ended September 30, 1999. The reduction in advertising and promotion expense is due to the shift from media spending to supporting in store retail selling programs. Additionally, a $0.9 million charge was taken in 1999 for customer deductions taken in excess of contractual obligations, which the Company elected not to pursue.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 4.3% to $52.0 million for the nine months ended September 30, 2000 from $54.3 million for the nine months ended
September 30, 1999. As a percentage of net sales, selling, general and administrative expenses increased to 19.8% for the nine months ended
September 30, 2000 from 19.3% for the nine months ended September 30, 1999. The overall decrease in selling, general and administrative expenses was primarily due to a reduction of marketing and sales expenses related to sales volume decrease, termination of a capital lease and other cost reduction efforts.

    RECAPITALIZATION TRANSACTION FEES. No charges were recorded for the nine months ended September 30, 2000. For the nine months ended September 30, 1999, the Company recorded a charge of $10.7 million for recapitalization transaction fees. As of September 30, 2000, the Company recorded $32.2 million in fees and expenses associated with the Recapitalization. Fees and expenses that could be specifically identified as relating to the issuance of debt were capitalized and will be amortized over the life of the debt as interest expense. The fees and expenses that could be specifically identified as relating to the equity transactions were charged directly to equity. Other transaction fees were allocated between debt and recapitalization transaction fees expense based on the Company's estimate of the effort spent in the activity-giving rise to the fee or expense.

    CHANGE OF CONTROL BONUSES. No charges were recorded for the nine months ended September 30, 2000. For the nine months ended September 30, 1999, the Company recorded charges for change of control bonuses paid to some members of senior management amounting to $8.6 million, which were contractually required as a result of the Recapitalization.

    SEVERANCE CHARGES. No charges were recorded for the nine months ended September 30, 2000. For the nine months ended September 30, 1999, the Company recorded severance charges of $1.6 million as a result of the Company's President and Chief Executive Officer terminating employment with the Company.

    NON-RECURRING LITIGATION CHARGES. No charges were recorded for the nine months ended September 30, 2000. For the nine months ended September 30, 1999, the Company took a charge of $1.5 million to primarily reserve for the expected cost of an adverse judgement on a counterclaim filed by defendants in the case of United Industries Corporation vs. John Allman, Craig Jackman et al. The Company alleged that defendants breached contracts by failing to perform various services. Defendants counterclaimed for sales commissions allegedly earned by them but not paid by the Company. On July 29, 1999, the Company paid
$0.9 million in liquidating damages and $0.1 million in past commissions. The remaining amounts accrued in connection with the $1.5 million charge were primarily used to cover legal cost associated with the claim.

    DURSBAN RELATED EXPENSES. The Company recorded a non-recurring expense of $8.0 million as a result of the EPA and manufacturers voluntary phase-out of the active chemical in the Company's products.

    OPERATING INCOME. Operating income increased to $47.1 million for the nine months ended September 30, 2000 from $38.1 million for the nine months ended September 30, 1999. As a percentage of net sales, operating income increased to 17.9% for the nine months ended September 30, 2000 and a reduction in the estimates for fiscal year 2000 taxable income. Operating income was 13.5% for the nine months ended September 30, 1999. Operating income in 1999 was primarily negatively impacted by recapitalization transaction fees of $10.7 million and change of control bonuses as a result of the recapitalization of $8.6 million.

    INCOME TAX EXPENSE. For the nine months ended September 30, 2000, the Company's effective income tax rate reflects the estimated utilization of the goodwill deduction in fiscal year 2000. The goodwill deduction is related to the step-up in tax basis in conjunction with the Recapitalization. For the nine months ended September 30, 1999, income tax expense included the one-time impact of the conversion of the Company from an "S" corporation to a "C" corporation of $2.1 million. This conversion was in conjunction with the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has utilized internally generated funds and borrowings under credit facilities to meet ongoing working capital and capital expenditure requirements. As a result of the Recapitalization, the Company has significantly increased cash requirements for debt service relating to the Company's notes and Senior Credit Facility. As of December 31, 1999, the Company had total debt and capital lease obligations outstanding of $369.3 million. As of September 30, 2000, the Company had total debt and capital lease obligations outstanding of $375.5 million. The Company will rely on internally generated funds and, to the extent necessary, borrowings under the Company's Revolving Credit Facility to meet liquidity needs.

    The Company's Senior Credit Facility consists of:

    - The September 30, 2000, $110.0 million Revolving Credit Facility, under which no borrowings were outstanding at the closing of the Recapitalization. As of September 30, 2000, $15.0 million was outstanding. The amount is a current liability and will be paid by funds from operations;

    - The $75.0 million Term Loan A ($57.5 million outstanding at September 30,
      2000); and

    - The $150.0 million Term Loan B ($147.4 million outstanding at September 30, 2000).

    The Company's Revolving Credit Facility and the Term Loan A matures on January 20, 2005, and the Term Loan B matures on January 20, 2006. The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the revolving credit facility shall not exceed
$10.0 million for 30 consecutive days occurring during the period August 1 and November 30 in a calendar year.

    On January 24, 2000, The Senior Credit Facility agreement was amended to provide new provisions for financial covenant requirements and a waiver of the covenant requirements at December 31, 1999. The amendment contains provisions for an increase in interest rates upon reaching certain maximum leverage ratios. As part of the amended agreement, the Company paid bank fees of $0.9 million, which were reflected as deferred financing fees in January 2000 and will be amortized over the life of the debt as interest expense.

    On November 9, 2000, the Senior Credit Facility was amended to provide new financial covenants and a waiver of certain covenants at September 30, 2000. As a condition to the effectiveness of this amendment and waiver, the Company agreed to the following items:

1. The Company agreed to terminate $30,000 of the unused portion of the Revolving Credit Facility under the credit agreement, thereby reducing the Revolving Credit Facility from $110,000 to $80,000.

2. The Company agreed to sell Common Stock and/or permitted Preferred Stock to the Equity Investors for net cash proceeds equal to $15,000, which net cash proceeds have been applied to the prepayment of Term Loan advances.

3. Interest rate increase will range from 25 to 75 basis points higher than previous Revolving Credit Facility.

    On November 8, 2000, the Company Board of Directors, authorized the creation of 15,000 shares of Class A Preferred Stock to be sold to UIC Holdings LLC at a price of $1,000 per share.

    The Company's previous Senior Subordinated Facility was redeemed through the issuance of 9 7/8% Senior Subordinated Notes due April 1, 2009. In connection with this redemption, the Company incurred an extraordinary loss from the early extinguishment of debt, net of tax, of $2.3 million. In the fourth quarter of 1999, the Company exchanged the 9 7/8% Senior Subordinated Notes for new notes registered under the Securities Act of 1933. The new notes are substantially identical to the old notes.

    The Company's principal liquidity requirements are for working capital, capital expenditures and debt service under the Senior Credit Facility and the notes. Net cash provided by operating activities was $24.7 million and $16.9 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash used by operating activities fluctuates during the year as the seasonal nature of the Company's sales results in a significant increase in working capital (primarily accounts receivable) during the first half of the year, with the second and third quarters being significant cash collection periods.

    Capital expenditures are related to the enhancement of the Company's existing facilities and the construction of additional production and distribution capacity. Cash used for capital expenditures was $3.2 million and $1.5 million for the nine months ended September 30, 2000 and 1999, respectively. In addition, the Company entered into a capital lease agreement in March 2000 for $5.9 million. Cash used for capital expenditures for the remainder of 2000 is expected to be less than $5.0 million.

    Principal on Term Loan A is required to be repaid quarterly in annual amounts of $10.0 million for years one through four and $17.5 million for years five and six after the closing of the Senior Credit Facility. Principal on Term Loan B is required to be repaid quarterly in annual amounts of $1.5 million for the first six years and $141.0 million for the seventh year after the closing of the senior credit facility. For the nine months ended September 30, 2000, principal payments on Term Loans A and B of $5,000 and $750, respectively, were paid.

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

IMPACT OF SEPTEMBER 7, 2000 DURSBAN AGREEMENT

    On September 7, 2000, the U.S. Environmental Protection Agency and manufacturers of chlorpyrifos (the active ingredient in Dursban pesticidal products) entered into a voluntary agreement that provides for phasing out most nonresidential uses and virtually all residential uses of Dursban. Formulation of new Dursban products intended for residential use must cease by December 1, 2000, and formulators can no longer sell such products to retailers after February 1, 2001. Retailers will no longer be able to sell Dursban products after December 31, 2001.

    The Company has assessed the potential financial impact of the Dursban agreement on its operations. A charge of $8,000 was recorded in September of 2000 for costs associated with this agreement. The Company currently has replacement chemicals for Dursban, which are currently being used in production of new pesticidal products.

SIGNIFICANT CUSTOMER

    During the third quarter, Kmart notified the Company that the contract to manufacture KGro private label products will not be renewed. Historically, the KGro business has had low margins and high operating costs. The Company does not expect this development to have a significant impact on EBITDA for 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE

    The Company is exposed to market risks relating to changes in interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in interest rates.

    The Company manages interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At September 30, 2000, variable rate debt was $219.9 million.

    Interest on Term Loan A and Term Loan B ranges from 200 to 375 basis points above LIBOR depending on certain financial ratios. LIBOR was 6.62% as of September 30, 2000.

EXCHANGE RATE

    The Company does not use derivative instruments to hedge against foreign currency exposures related to transactions denominated in currencies other than the Company's functional currency. Substantially all foreign currency transactions are denominated in United States dollars.

COMMODITY PRICES

    The Company does not use derivative instruments to hedge its exposures to changes in commodity prices. The Company utilizes various commodity and specialty chemicals in its production process. Purchasing procedures and arrangements with major customers serve to mitigate the Company's exposure to price changes in commodity and specialty chemicals.

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

ITEM 2. CHANGES IN SECURITIES.  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. No matters were submitted.

ITEM 5. OTHER INFORMATION.

    On November 9, 2000, the Senior Credit Facility was amended to provide new financial covenants and a waiver of certain covenants at September 30, 2000. As a condition to the effectiveness of this amendment and waiver, the Company agreed to the following items:

1. The Company agreed to terminate $30,000 of the unused portion of the Revolving Credit Facility under the credit agreement, thereby reducing the Revolving Credit Facility from $110,000 to $80,000.

2. The Company agreed to sell Common Stock and/or permitted Preferred Stock to the Equity Investors for net cash proceeds equal to $15,000, which net cash proceeds have been applied to the prepayment of Term Loan advances.

3. Interest rate increase will range from 25 to 75 basis points higher than previous Revolving Credit Facility.

    On November 8, 2000, the Company Board of Directors, authorized the creation of 15,000 shares of Class A Preferred Stock to be sold to UIC Holdings LLC at a price of $1,000 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        Exhibit 27.1 Financial Data Schedule

    (b) Report on Form 8-K

        None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) f the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       UNITED INDUSTRIES CORPORATION

Dated: November 15, 2000                               By:  /s/ DANIEL J. JOHNSTON
                                                            -----------------------------------------
                                                            Name: Daniel J. Johnston
                                                            Title: Chief Financial Officer
                                                            (Duly authorized officer and principal
                                                            officer of the registrant)