Form 10-K
period 2000-12-31
UNITED INDUSTRIES CORP
filed 2001-04-02
CIK 1083200

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM TO ______________ TO ______________

                         COMMISSION FILE NO. 333-76055

                            ------------------------

                         UNITED INDUSTRIES CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                        43-1025604
        (State or Other Jurisdiction of                           (IRS Employer
        Incorporation or Organization)                         Identification No.)

                              8825 PAGE BOULEVARD
                           ST. LOUIS, MISSOURI 63114
          (Address of Principal Executive Office, Including Zip Code)

                                 (314) 427-0780
              (Registrant's Telephone Number, Including Area Code)

       Securities resigistered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10K. (N/A)

    The aggregate market value of the voting and non-voting common stock held by non-affiliates is not determinable because there is no established public market for the Registrant's common stock.

    As of February 28, 2001, the Registrant had 27,650,000 Class A voting and 27,650,000 Class B non-voting shares of common stock outstanding and 15,000 non-voting shares of Class A preferred stock outstanding.

    Documents Incorporated by Reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    United Industries Corporation ("the Company") is the leading manufacturer and marketer of value-oriented branded products for the consumer lawn and garden pesticide and household insecticide markets in the United States. The Company manufactures and markets one of the broadest lines of pesticides in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents and water-soluble fertilizers, under a variety of brand names. The Company's "value" and "opening price point" brands generally compete with higher priced premium brands.

    In 2000, the Company generated net sales, income from continuing operations and EBITDA of $288.6 million, $1.4 million and $55.7 million, respectively.

INDUSTRY OVERVIEW

    Retail sales of consumer lawn and garden pesticides and household insecticides in the United States total approximately $2.7 billion in 2000. Since 1996, the market for these products has grown at an average annual rate of approximately 4%-6%. The Company believes that the industry will continue to grow at a similar rate over the next several years due to favorable demographic trends. Approximately 67% of households in the United States, or 68 million households, participate in some form of lawn and garden care activity. Moreover, consumers over the age of forty-five represent the largest segment of lawn and garden care product users and typically enjoy more leisure time and higher levels of discretionary income than the general population. As the baby boom generation ages, this segment is expected to grow at a rate more than twice that of the total population. This demographic trend is likely to increase the number of lawn and garden care product users.

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

    STRATEGIC PARTNERSHIPS WITH LEADING RETAILERS. The Company has developed "strategic partnerships" with a number of leading national retailers in the fastest growing retail channels. The Company's three largest customers, Home Depot, Wal*Mart and Lowes, each hold significant positions in the lawn and garden care market and have together opened approximately 1,000 net new stores over the last five years. As a result, the Company has been able to significantly increase sales as these retailers have added new stores and captured market share.

    LARGE DIRECT SALES FORCE. The Company has one of the largest direct sales forces in the industry, with approximately 300 sales representatives dedicated to merchandising the Company's products. Each representative typically visits each store on a weekly basis to merchandise shelf space, collect inventory data, record orders and educate in-store personnel about the Company's products. This process facilitates real time marketing, re-ordering and pricing decisions, helping to maximize store-level profitability. In addition, the Company's sales force helps to identify emerging trends and develop products to meet consumers' needs.

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

    ENHANCE VALUE BRAND POSITION. The Company plans to maintain focus on building its leading value brands for the consumer lawn and garden pesticide and household insecticide markets. The Company's strategy is to provide innovative products of comparable or superior quality to competitors at a lower price to appeal to those consumers who are looking for a better value.

    PARTNER WITH LEADING RETAILERS. The Company believes that its strong value brand position coupled with its operational expertise will allow the Company to partner with leading national retailers to develop opening price point brands. The Company currently manufactures and markets the opening price point brands for leading retailers such as Home Depot and Lowes.

    MAXIMIZE CATEGORY PROFITABILITY FOR RETAILERS. The Company focuses on maximizing retailers' profitability in selling the Company's products by being a low-cost provider and leveraging the Company's one-step distribution. The Company is a low-cost provider as a result of its high level of vertical integration and patented water-based aerosol technology. The Company has a one-step distribution process through its approximately 300 person exclusive direct sales force, one of the largest in the industry.

    LEVERAGE DISTRIBUTION NETWORK. The Company continually seeks to capitalize on its strong distribution network and relationships with retailers. The Company has increased its sales and improved operating leverage by supplying complementary product lines to retailers. The Company adds new products either through new product development or by acquiring product lines. The Company's new product development strategy has been to introduce innovative products that have superior performance, easy-to-understand packaging and value pricing. New products generate additional sales and generally provide higher margins to the Company and its retailers. The Company's brand acquisition strategy has been to selectively acquire product lines that can benefit from the Company's strong distribution network, product development expertise and other competitive strengths. Acquired product lines such as Peters-Registered Trademark- and Cutter-Registered Trademark- have experienced rapid growth upon integration into the Company's distribution network.

THE COMPANY'S HISTORY

    The Company was founded in 1969 and initially focused on metal works and anchor and bolt production. In 1973, the Company acquired Spray Chem, a contract manufacturer of liquid and aerosol insecticides and herbicides. In 1985, the Company acquired Real-Kill-Registered Trademark- and entered into the manufacturing and distribution of branded products. In 1988, the Company formed its core businesses through the acquisition of certain assets of various businesses of Chesebrough-Ponds, a subsidiary of Unilever plc. The acquired brands included Spectracide-Registered Trademark-, Hot
Shot-Registered Trademark-, Rid-a-Bug-Registered Trademark-, Bag-a-Bug-Registered Trademark- and No-Pest-Registered Trademark-, expanding the Company's products to include a wide array of value-oriented indoor and outdoor pesticides. In 1994, the Company acquired assets relating to Cutter from Miles, Inc. In 1995, the Company acquired assets from Alljack Company and Celex Corporation, including certain licensing rights for Peters-Registered Trademark-, the manufacturing rights of Kmart's opening price point brand, Krid-Registered Trademark-, and the Shootout-Registered Trademark-and Gro Best-Registered Trademark- brand names.

    On January 20, 1999, pursuant to a Recapitalization Agreement with UIC Holdings, L.L.C., which is owned by Thomas H. Lee Equity Fund IV, L.P., the Company was recapitalized (the "Recapitalization") in a transaction in which:
(i) UIC Holdings, L.L.C. purchased common stock from the Company's existing stockholders for approximately $254.7 million; (ii) the Company's senior managers purchased common stock from the Company's existing stockholders for approximately $5.7 million; and (iii) the Company used the net proceeds of a Senior Subordinated Facility (which was subsequently refinanced by the issuance of new notes) and borrowings under a Senior Credit Facility to redeem a portion of the common stock held by the Company's existing stockholders. Following the Recapitalization, UIC Holdings, L.L.C. owned approximately 91.9% of the Company's issued and outstanding common stock, the existing stockholders retained approximately 6.0% and the Company's senior managers owned approximately 2.1%. The total transaction value of the Recapitalization was approximately $652.0 million, including related fees and expenses, and the implied total equity value following the Recapitalization was approximately $277.0 million. In December 1999, however, the Company recorded a $7.2 million charge to equity to finalize costs associated with the Recapitalization, increasing the total transaction value to $659.2 million.

PRODUCTS

    The Company manufactures and markets one of the broadest lines of pesticides in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents and water soluble fertilizers, under a variety of brand names. The Company's products have comparable or superior quality and performance to premium brands, but are typically priced at a discount. The Company's value brands are targeted toward consumers who want products and packaging that are comparable or superior to premium brands, but at a lower price, while the Company's opening price point brands are designed for consumers who want quality products and packaging, but are extremely cost conscious. The following is a description of each of the Company's major products.

VALUE BRANDS (76% OF 2000 NET SALES)

    The Company sells a broad line of value brands marketed under such names as Spectracide-Registered Trademark-, Spectracide Terminate-TM-, Hot
Shot-Registered Trademark-, Cutter-Registered Trademark- and
Peters-Registered Trademark-. Below is a description of each of the Company's value brands:

    SPECTRACIDE. The Spectracide product line primarily consists of outdoor insect control products and herbicides, but also includes indoor insect control products, specialty items such as plant disease control and rose care products, and regional products such as fire ant killer and Japanese beetle traps.

    SPECTRACIDE TERMINATE. Introduced in 1998, Spectracide Terminate is the first ever do-it-yourself consumer termite killing system. The product is based on professional bait stake technology and comes in 20 and 40 stake packages to meet the needs of a wide range of property sizes.

    HOT SHOT. The Hot Shot product line consists of household insecticides, including items such as roach and ant killers, flying insect killers, foggers, wasp and hornet killers, flea control products, and roach and ant baits.

    CUTTER. The Cutter product line provides protection for the entire family, ranging from area repellent citronella candles to products designed especially for use on children and the outdoorsman. The Company has repositioned Cutter as a value brand and increased its distribution.

    PETERS. Peters is a water-soluble fertilizer available in all-purpose formulations as well as specialty formulations for lawns, roses, tomatoes, orchids and azaleas.

    OTHER VALUE BRANDS. The Company also manufactures and markets regional value brands in Florida and the Caribbean. Rid-a-Bug-Registered Trademark-, sold exclusively in Florida, is a leading household pesticide product in that state. Real-Kill-Registered Trademark-, marketed as a Spanish-labeled product throughout the Caribbean, has become the leading brand of household insecticides in Puerto Rico. The Company also manufactures private label products for hardware co-operatives and other retailers and produce under contract pesticides and other chemicals for other customers.

OPENING PRICE POINT BRANDS (24% OF 2000 NET SALES)

    An important aspect of the Company's growth over the past few years has been the Company's introduction of opening price point brands at home improvement centers, mass merchandisers, hardware and others. By introducing these products, the Company has effectively acquired shelf space at the expense of its competitors by displacing premium brands and lower quality regional brands. The Company's strategic retail partners have also benefited from the Company's introduction of opening price point brands through streamlined logistics, better inventory control and higher margins. Below is a description of each of the Company's opening price point brands.

    REAL-KILL. In 1997, the Company repositioned Real-Kill, by re-launching the brand exclusively at Home Depot as its opening price point brand. The brand consists of indoor and outdoor pesticides, and rodenticides.

    NO-PEST-REGISTERED TRADEMARK-. In late 1997, the Company introduced No-Pest exclusively at Lowes Companies as its opening price point brand. The brand consists of indoor and outdoor pesticides.

    KRID-REGISTERED TRADEMARK- AND KGRO-REGISTERED TRADEMARK-. In late 1995, the Company acquired the manufacturing operations, which produce the Kmart owned opening price point brands, Krid and Kgro. These brands consist of indoor and outdoor pesticides and soluble fertilizers. During the third quarter of 2000, Kmart notified the Company that the contract to manufacture Kgro would not be renewed. As a result of this development, the Company does not expect to manufacture Kgro in the future. Historically, the Kgro business has had low margins and high operating costs. The Company does not expect this development to have a significant impact on EBITDA for future periods.

CUSTOMERS

    The Company sells its products through all major retail channels, including home improvement centers, mass merchandisers, hardware stores, grocery and drug stores, wholesale clubs and garden centers. The Company is heavily dependent on Home Depot, Wal*Mart and Lowes for a substantial portion of its sales. These three customers accounted for approximately 57%, 61%, and 57% of net sales for 2000, 1999, and 1998, respectively.

    The Company manufactures and supplies products to hundreds of customers representing more than 70,000 retail stores across the United States and in select locations in Canada, Puerto Rico and the Caribbean. The Company's leadership position in the home improvement center and mass merchandiser channels is a key element of its past and future success. Industry wide, category sales continue to shift to the home improvement center and mass merchandiser channels. Sales are seasonal, as approximately 75% of shipments will occur in the first two quarters of the fiscal year. For this reason net revenue and results of operations are stronger from January to June.

BACKLOG

    The Company does not believe that backlog is a meaningful and material indicator of sales that can be expected for any period. All of the Company's backlog is expected to be filled within 12 months, but there can be no assurance that the backlog at any point in time will translate into sales in any particular subsequent period. The amount of backlog at yearend is not material.

SALES AND MARKETING

    The Company conducts sales activities through its exclusive direct sales force, which consists of approximately 280 market sales managers and 20 area sales managers. Market sales managers typically visit accounts on a weekly basis to merchandise shelves and collect inventory data. Market sales managers' store visits generate close to 1,000 store reports a day. The data collected includes real-time information on SKUs, inventory levels and sales by market sales managers and customers and is used to develop promotional campaigns and merchandising plans that maximize store level sales and profitability. This process facilitates real-time marketing, re-ordering and pricing decisions. In addition, the Company supports the Spectracide Terminate-TM- product through employing a seasonal in-store sales force of approximately 150 people.

    The Company's marketing department leads the new product development process and develops consumer support plans to help drive sales through the Company's strong distribution network. To promote the Company's products to consumers, the Company advertises on national and local television, radio and print media; develops consumer promotions; and engages in market research efforts.

RESEARCH AND DEVELOPMENT

    In 2000, 1999, and 1998, the Company spent $1.0, $1.0, and $0.8 million, respectively, on research and development. The Company's research and development department has developed over 80 new products since 1996.

RAW MATERIALS AND SUPPLIERS

    The key elements of the Company's products are various specialty chemicals as well as packaging materials. The Company obtains raw materials from various suppliers, which the Company currently considers to be adequate. No one vendor is considered to be essential to the Company's operations, and the Company has never experienced a significant interruption of supply. Several of the Company's agreements with suppliers provide for price adjustments. In addition, some of the Company's agreements with suppliers provide for exclusivity rights, subject to minimum purchase requirements.

COMPETITION

    The Company operates in a highly competitive market and competes against a number of national and regional brands. The Company's principal national competitors include: The Scotts Company, which markets products under the Ortho-Registered Trademark-, Roundup-Registered Trademark- and Miracle-Gro-Registered Trademark- brand names; S.C. Johnson & Son, Inc., which markets products under the Raid-Registered Trademark- and OFF!-Registered Trademark- brand names; Bayer A.G., which markets products under the Bayer brand name, and The Clorox Company, which markets products under the Combat-Registered Trademark- and Black Flag-Registered Trademark- brand names.

INTELLECTUAL PROPERTY

    The Company operates and owns a substantial number of trademarks and tradenames including the following: Spectracide-Registered Trademark-, Spectracide Terminate-TM-, Spectracide Pro-Registered Trademark-, Hot Shot-Registered Trademark-, Rid-a-Bug-Registered Trademark-,
Bag-a-Bug-Registered Trademark-, Real-Kill-Registered Trademark-,
No-Pest-Registered Trademark-, Shootout-Registered Trademark- and Gro Best-Registered Trademark-. The Company licenses the
Cutter-Registered Trademark- trademark and other members of the Cutter-Registered Trademark- family of trademarks from Bayer Corporation and the Peters-Registered Trademark- and Peters Professional-Registered Trademark-trademarks from The Scotts Company. These licenses are, in effect, perpetual and exclusive.

EMPLOYEES

    As of December 31, 2000, the Company had approximately 800 full-time employees. Approximately 200 of the Company's employees are covered by collective bargaining agreements, which expire in August 2002, with Finishers, Maintenance Painters, Industrial and Allied Workers Local Union 980, AFL-CIO.

ENVIRONMENTAL MATTERS

    The Company is subject to federal, state, local and foreign laws and regulations governing environmental matters. The Company's manufacturing operations are subject to requirements regulating air emissions, wastewater discharge, waste management, and the cleanup of contamination. Based on assessments conducted by independent environmental consultants the Company believes that it is in material compliance with these requirements and has no material environmental liabilities. The Company may be subject to fines or penalties if the Company fails to comply with these environmental laws and regulations. The Company does not anticipate any material capital expenditures for environmental controls in 2001.

    The Company's pesticide products must be reviewed and registered by the U.S. Environmental Protection Agency (EPA) and similar state agencies or, in foreign jurisdictions, foreign agencies, before they can be marketed. The Company devotes substantial resources to maintaining compliance with these registration requirements. If the Company fails to comply, however, registration of the affected pesticide could be suspended or canceled, and the Company could be subject to fines or penalties. Additionally, the EPA is in the process of re-registering all pesticides and is requiring manufacturers to supply the EPA with additional data regarding their pesticides. Where possible, the Company is working with trade associations and suppliers to reduce the Company's cost of developing this data.

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

FINANCIAL INFORMATION ABOUT INDUSTRY AND GEOGRAPHIC SEGMENTS

    For detailed information concerning the Company's industry and geographic segments, reference is made to Note 19 of the Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

    The Company has two manufacturing facilities located in Vinita Park, Missouri and one manufacturing facility in Plymouth, Michigan. Three types of product categories are manufactured at these facilities: aerosols, liquids and water-soluble fertilizers. The typical manufacturing process consists of four stages: batch, fill, label and pack. The Company currently produces over 300 SKUs through the Company's aerosol production lines, three liquid production lines and two water-soluble fertilizer production lines. The Company's production lines are flexible and can operate at a variety of filling speeds and produce multiple shipping configurations. The Company often uses outside manufacturers for the production of granular insecticides, baits and candles.

    The Company has distribution centers, located in Vinita Park, Missouri; Allentown, Pennsylvania; Gainesville, Georgia; and Ontario, California.

    In management's opinion, current facilities generally are well maintained and provide adequate production capacity for future operations. However, management continues to evaluate the need to reposition the Company's portfolio of business and facilities to meet the needs of the changing markets it serves.

    The Company's manufacturing and distribution facilities are primarily leased under long-term leases with renewal options.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in litigation and arbitration proceedings in the normal course of business. When it appears probable in management's judgment that the Company will incur monetary damages or other costs in connection with claims and proceedings, and such costs can be reasonably estimated appropriate liabilities are recorded in the financial statements and charges are made against earnings.

    Management believes the possibility of a material adverse effect on the Company's financial position, results of operations and cash flows from the claims and proceedings described above is remote.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 8, 2000 the Company's Board adopted resolutions recommending that the Company's stockholders approve amending the Company's Certificate of Incorporation to:

    - Create 15,000 shares of $0.01 par value Class A Preferred Stock to be sold to UIC Holdings, L.L.C. for $1,000 per share. Dividends accrue at 15% of the Liquidation Value.

    - Increase the Company's total authorized Class A voting Common Stock from 32,500,000 to 34,100,000 shares to accommodate the Company's granting of Stock Purchase Warrants to UIC Holdings, L.L.C., which will receive a 10-year option to purchase up to 1,600,000 shares of Class A Common Stock at $2.00 per share.

    - Increase the Company's total authorized Class B non-voting Common Stock from 32,500,000 to 34,100,000 shares to accommodate the Company's granting of Stock Purchase Warrants to UIC Holdings, L.L.C., which will receive a 10-year option to purchase up to 1,600,000 shares of Class A Common Stock at $2.00 per share.

    The holders of the issued and outstanding shares of the Company's voting stock approved of the Board's resolution on November 9, 2000.

    On December 21, 2000, the holders of a majority of the issued and outstanding shares of the Company's voting common stock voted to approve the Company's 2001 Stock Option Plan.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company does not have publicly held common stock. Pursuant to the Recapitalization Agreement, the Company's Senior Managers purchased approximately 2.1% of the Company's issued and outstanding common stock. The Company does not pay dividends on common stock, nor does it intend to pay any dividends in the future. In addition, the Compan's Senior Credit Facility includes a limitation on the Company's ability to pay dividends on Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The selected historical financial data for the fiscal years ended
December 31, 2000 and 1999 have been derived from audited financial statements included elsewhere in this report. The historical financial data for the years ended December 31, 1998, 1997 and 1996 have been derived from audited financial statements, which do not appear in this report. When you read this selected historical financial data, it is important that you read along with it the financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all of which is included in this report

                                                                             YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------
                                                                2000        1999        1998       1997       1996
                                                              ---------   ---------   --------   --------   --------
                                                                                     (000'S)
STATEMENT OF INCOME DATA:
Net sales...................................................  $ 288,618   $ 304,048   $282,676   $242,601   $199,495
                                                              ---------   ---------   --------   --------   --------
Operating costs and expenses:
  Cost of goods sold........................................    146,229     150,344    140,445    128,049    106,640
  Advertising and promotion expenses........................     25,204      29,182     31,719     25,547     22,804
  Selling, general and administrative expenses..............     66,719      70,886     61,066     52,092     46,276
  Dursban charge............................................      8,000          --         --         --         --
  Recapitalization transaction fees.........................         --      10,690         --         --         --
  Change of control bonuses.................................         --       8,645         --         --         --
  Severance charge..........................................         --       2,446         --         --         --
  Non-recurring litigation charges..........................         --       1,647      2,321         --         --
                                                              ---------   ---------   --------   --------   --------
Total operating costs and expenses..........................    246,152     273,840    235,551    205,688    175,720
                                                              ---------   ---------   --------   --------   --------
Operating income............................................     42,466      30,208     47,125     36,913     23,775
Interest expense............................................     40,973      35,223      1,106      1,267      1,502
                                                              ---------   ---------   --------   --------   --------
Income (loss) before provision for income taxes,
  discontinued operations and extraordinary item............      1,493      (5,015)    46,019     35,646     22,273
Income tax expense..........................................        134       4,257        992        726        447
                                                              ---------   ---------   --------   --------   --------
Income (loss) from continuing operations, before
  extraordinary
  item......................................................  $   1,359   $  (9,272)  $ 45,027   $ 34,920   $ 21,826
                                                              =========   =========   ========   ========   ========

OTHER FINANCIAL DATA:
Cash flow provided by continuing operations.................  $  14,896   $  10,434   $ 50,763   $ 35,136   $ 27,741
Cash used by investing activities continuing operations.....      3,950       3,038      3,628      5,138      6,384
Cash used by financing activities...........................     10,946       7,396     49,088     32,329     23,645
EBITDA(1)...................................................     55,727      58,351     53,284     40,510     27,336
Depreciation and amortization...............................      5,261       4,715      3,838      3,597      3,561
Capital expenditures(2).....................................      3,950       3,038      3,628      5,138      6,384
Gross margin................................................       49.3%       50.6%      50.3%      47.2%      46.5%
EBITDA margin...............................................       19.3        19.2       18.8       16.7       13.7
Ratio of earnings to fixed charges(3).......................        1.0x         .9x      17.6x      13.9x       8.3x

BALANCE SHEET DATA:
Working Capital(4)..........................................  $  29,892   $  22,938   $ 30,042   $ 32,046   $ 26,919
Total assets................................................    234,894     240,907     94,161     97,441     84,254
Total debt..................................................    354,301     369,255      4,645      3,997     13,960
Stockholder's equity (deficit)..............................   (170,763)   (186,802)    58,257     64,449     46,829

------------------------------

(1) EBITDA represents income from continuing operations before interest expense, income tax expense, depreciation and amortization, Dursban charge, recapitalization transaction fees, change of control bonuses, severance charges and non-recurring litigation charges. During 2000, the Company incurred an $8,000 charge for Dursban. During 1999, the Company incurred charges of $10,690 for recapitalization transaction fees, $8,645 for change of control bonuses and $2,446 for severance charges. For 1999 and 1998, the Company incurred charges of $1,647 and $2,321 for non-recurring litigation charges, respectively. The Company has included information concerning EBITDA because the Company believes certain investors use it as one measure of a company's historical ability to fund operations and meet its financial obligations. EBITDA is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and should not be used as an alternative to operating income or income from continuing operations as an indicator of the Company's operating performance or cash flow as a measure of liquidity. In addition, the Company's definition of EBITDA may not be comparable to that reported by other companies. EBITDA is calculated as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------
                                                               2000       1999       1998       1997       1996
                                                             --------   --------   --------   --------   --------
Income (loss) from continuing operations(a)................  $ 1,359    $(9,272)   $45,027    $34,920    $21,826
Interest expense...........................................   40,973     35,223      1,106      1,267      1,502
Income tax expense.........................................      134      4,257        992        726        447
Depreciation and amortization..............................    5,261      4,715      3,838      3,597      3,561
Recapitalization transaction fees(b).......................       --     10,690         --         --         --
Change of control bonuses(c)...............................       --      8,645         --         --         --
Severance charges(c).......................................       --      2,446         --         --         --
Non-recurring litigation charges(c)........................       --      1,647      2,321         --         --
Dursban charge(d)..........................................    8,000         --         --         --         --
                                                             -------    -------    -------    -------    -------
EBITDA.....................................................  $55,727    $58,351    $53,284    $40,510    $27,336
                                                             =======    =======    =======    =======    =======

    ----------------------------------

    (a) Does not reflect the elimination of stockholder salaries and certain fringe benefits that were in effect prior to the recapitalization and were reflective of the private ownership structure that existed prior to the Recapitalization, offset by the salary and fringe benefit structure that was implemented with the Recapitalization. The net effect of these related party transactions' amounts were $7,740, $3,061, and $3,847 for the years ended 1998, 1997, and 1996.

    (b) As of December 31, 1999, the Company recorded $31,312 in fees and expenses associated with the Recapitalization. Fees and expenses that were specifically identified as relating to the issuance of debt were capitalized and will be amortized over the life of the debt as interest expense. The fees and expenses that were specifically identified as relating to the equity transactions were charged directly to equity. Other transaction fees were allocated between debt and Recapitalization transaction fees expense based on United's estimate of the effort spent in the activity, giving rise to the fee or expense.

    (c) During 1999, the Company recorded various charges as follows:
       (a) change of control bonuses paid to certain members of senior management amounting to $8,645; (b) $2,446 of severance charges incurred as a result of the President and Chief Executive Officer and Senior Vice President, Sales terminating their employment with the Company; and
       (c) $1,500 of non-recurring litigation charges to primarily reserve for the expected cost of an adverse judgement on a counterclaim filed by defendants in the case of United Industries Corporation vs. John Allman, Craig Jackman et al. This case was settled in July 1999. In 1998, the Company recorded non-recurring litigation charges of $2,321 related to two separate lawsuits. In March 1998, a judgment was entered against the Company, in a lawsuit filed by the spouse of a former employee claiming benefits from a United-owned key man life insurance policy. The Company recorded a charge of $1,200 for this case in the first quarter of 1998 and an additional $147 in the fourth quarter of 1999. The Company also incurred costs pertaining to certain litigation concerning the advertising of the Company's Spectracide Terminate-TM- product for which a settlement was negotiated. Costs related to this case amounted to $1,121.

    (d) During 2000, the U.S. Environmental Protection Agency and manufacturers of chlorpyrifos (the active ingredient in Dursban pesticidal products) entered into a voluntary agreement that provides for the withdrawal of virtually all residential uses of Dursban. Manufacturing of new Dursban products intended for residential use must cease by December 1, 2000, and formulators can no longer sell such products to retailers after February 1, 2001. Retailers will no longer be able to sell Dursban products after December 31, 2001. The Company has assessed the potential financial impact of the Dursban agreement on its operations. A charge of $8,000 was recorded in September of 2000 for costs associated with this agreement. The Company has replacement chemicals for Dursban, which are currently being used in production of new pesticidal products.

(2) Capital expenditures for 2000 and 1999, exclude capital lease obligations of $5,344 and $9,215 respectively.

(3) For purposes of this calculation, earnings are defined as income before provision for income taxes and discontinued operations plus fixed charges. Fixed charges include interest expense on all indebtedness (including amortization of deferred financing costs) and the portion of operating lease rental expense which management believes is representative of the interest factor of rent expense (approximately one-third of rent expense).

(4) Working capital is defined as current assets (excluding cash and cash equivalents) less current liabilities (excluding short-term debt and current portion of long-term debt).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

    Certain statements contained herein constitute "forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended." All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risks set forth under Item 7A of this report as well as the following: general economic and business conditions; governmental regulations; industry trends; the loss of major customers or suppliers; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital.

OVERVIEW

    The Company is the leading manufacturer and marketer of value-oriented branded products for the consumer lawn and garden pesticide and household insecticide markets in the United States. The Company manufactures and markets one of the broadest lines of pesticides in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents and water-soluble fertilizers, under a variety of brand names. The Company believes that the key drivers of growth for the $2.7 billion consumer lawn and garden pesticide and household insecticide retail markets include: (a) the aging of the United States population; (b) growth in the home improvement center and mass merchandiser channels; and (c) shifting consumers' preferences toward value-oriented branded products.

    The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the audited financial statements and the related notes to the audited financial statements.

RESULTS OF OPERATIONS

    The following discussion regarding results of operations refers to net sales, cost of goods sold, advertising and promotion expense and selling and general and administrative expenses, which the Company defines as follows:

    - Net sales are gross sales of products sold to customers in accordance with the shipping terms applicable to each sale less any customer discounts from list price and customer returns.

    - Cost of goods sold includes chemicals, container and packaging material costs as well as direct labor, outside labor, manufacturing overhead and freight.

    - Advertising and promotion expense includes the cost of advertising of products through national and regional media as well as the advertising and promotion of products through cooperative programs with retailers.

    - Selling and general and administrative expenses include all costs associated with the selling and distribution of product, product registrations, and administrative functions such as finance, information systems and human resources.

    The following table sets forth the percentage relationship of certain items in the Company's Statements of Operations to net sales for 2000, 1999 and 1998:

                                                          YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                      2000          1999          1998
                                                    --------      --------      --------
Net sales:
  Value brands....................................    76.0%         80.0%         82.3%
  Opening price point brands......................    24.0          20.0          17.7
                                                     -----         -----         -----
Total net sales...................................   100.0         100.0         100.0
Operating costs and expenses:
  Cost of goods sold..............................    50.7          49.4          49.7
  Advertising and promotion expenses..............     8.7           9.6          11.2
  Selling, general and administrative expenses....    23.1          23.3          21.6
  Dursban charge..................................     2.8            --            --
  Recapitalization transaction fees...............      --           3.5            --
  Change of control bonuses.......................      --           2.8            --
  Severance charges...............................      --           0.8            --
  Non-recurring litigation charges................      --           0.6           0.8
                                                     -----         -----         -----
Total operating costs and expenses................    85.3          90.0          83.3
                                                     -----         -----         -----
Operating income..................................    14.7          10.0          16.7
Interest expense..................................    14.2          11.6           0.4
                                                     -----         -----         -----
Income (loss)before provision for income taxes,
  discontinued operations and extraordinary
  item............................................     0.5          (1.6)         16.3
Income tax expense................................      --           1.4           0.4
                                                     -----         -----         -----
Income (loss) from continuing operations, before
  extraordinary item..............................     0.5%         (3.0)%        15.9%
                                                     =====         =====         =====

FISCAL 2000 COMPARED TO FISCAL 1999

    NET SALES. Net sales decreased 5.1% to $288.6 million for the twelve months ended December 31, 2000 from $304.0 million for the twelve months ended
December 31, 1999. This decrease was driven by a combination of factors including:

    - Key markets in the southern half of the country experienced an extreme drought, which impacted consumer take-away at several key retailers.

    - Decline in value brand sales due to a reduction in products carried by Home Depot, partially offset by gains at other customers.

    - Retail inventory balancing issues affecting shipments of Spectracide Terminate.

    - Lost sales opportunity due to voluntary withdrawal of Dursban per agreement between the EPA and manufacturers of chlorpyrifos.

    - 1999 Spectracide Pro-Registered Trademark- sales reflected initial sell in to stock retail shelves.

    Net sales of the Company's value brands decreased 9.9% to $219.3 million for the twelve months ended December 31, 2000 from $243.3 million for the twelve months ended December 31, 1999. Value brand sales to Home Depot were impacted by Home Depot's strategy to move more listings to opening price point brands as well as overall category sales performed below market trends at Home Depot. The declines at Home Depot were partially offset by the continual same store and new store growth at Lowes. The extreme drought in the South and Southwest combined with unusually wet weather in the Northeast severely impacted customer point-of-sales in all seasonal goods. Spectracide Terminate-TM- shipments were impacted by high retail inventory levels. However, retail point-of-sale trends continued to show improved consumer acceptance. Spectracide Pro's net sales decreased to $3.6 million for the twelve months ended December 31, 2000 from $5.9 million for the twelve months ended
December 31, 1999, as the first half of 1999 reflected the initial sell in to stock retail shelves. Net sales of opening price point brands increased 14.2% to $69.3 million for the twelve months ended December 31, 2000 from $60.7 million for the twelve months ended December 31, 1999. The increase was driven by an increase in opening price point listings at Home Depot and continued same store and new store growth at Lowes.

    GROSS PROFIT. Gross profit decreased 7.4% to $142.4 million for the twelve months ended December 31, 2000 compared to $153.7 million for the twelve months ended December 31, 1999. As a percentage of sales, gross profit decreased to 49.3% as compared to 50.6% for the twelve months ended December 31, 1999. The decrease in gross profit as a percentage of sales was the result of a change in sales mix to slightly lower margin products, offset by lower material costs.

    ADVERTISING AND PROMOTION EXPENSES. Advertising and promotion expenses decreased 13.6% to $25.2 million for the twelve months ended December 31, 2000, compared to $29.2 million for the twelve months ended December 31, 1999. As a percentage of net sales, advertising and promotion expenses decreased to 8.7% for twelve months ended December 31, 2000 from 9.6% for the twelve months ended December 31, 1999. The reduction in advertising and promotion expense was due to the shift from Terminate media spending to supporting in store retail selling programs for Terminate. Additionally, a $0.9 million charge was taken in 1999 for customer deductions taken in excess of contractual obligations, which the Company elected not to pursue.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 5.9% to $66.7 million for the twelve months ended December 31, 2000 from $70.9 million for the twelve months ended
December 30, 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 23.1% for the twelve months ended
December 31, 2000 from 23.3% for the twelve months ended December 30, 1999. The overall decrease in selling, general and administrative expenses was primarily due to a reduction of marketing and sales expenses related to sales volume decrease, gain recognized on the termination of a capital lease and other cost reduction efforts.

    RECAPITALIZATION TRANSACTION FEES. No charges were recorded for the twelve months ended December 31, 2000. For the twelve months ended December 31, 1999, the Company recorded a charge of $10.7 million for recapitalization transaction fees. As of December 31, 2000, the Company recorded $32.2 million in fees and expenses associated with the Recapitalization. Fees and expenses that were specifically identified as relating to the issuance of debt were capitalized and will be amortized over the life of the debt as interest expense. The fees and expenses that could be specifically identified as relating to the equity transactions were charged directly to equity. Other transaction fees were allocated between debt and recapitalization transaction fees expense based on the Company's estimate of the effort spent in the activity giving rise to the fee or expense.

    CHANGE OF CONTROL BONUSES. No charges were recorded for the twelve months ended December 31, 2000. For the twelve months ended December 31, 1999, the Company recorded charges for change of control bonuses paid to some members of senior management amounting to $8.6 million, which were contractually required as a result of the Recapitalization.

    SEVERANCE CHARGES. No charges were recorded for the twelve months ended December 31, 2000. For the twelve months ended December 31, 1999, the Company recorded severance charges of $2.4 million as a result of the Company's President and Chief Executive Officer and Senior Vice President of Sales terminating employment with the Company.

    NON-RECURRING LITIGATION CHARGES. No charges were recorded for the twelve months ended December 31, 2000. For the twelve months ended December 31, 1999, the Company recorded a non-recurring litigation charge of $1.6 million. In
March 1999, the Company took a charge of $1.5 million to primarily reserve for the expected cost of an adverse judgement on a counterclaim filed by defendants in the case of United Industries Corporation vs. John Allman, Craig Jackman et al. The Company alleged that defendants breached contracts by failing to perform various services. Defendants counterclaimed for sales commissions allegedly earned by them but not paid by the Company. On July 29, 1999, the Company paid $0.9 million in liquidating damages and $0.1 million in past commissions. The remaining amounts accrued in connection with the $1.5 million charge were primarily used to cover legal cost associated with the claim.

    DURSBAN CHARGE. During 2000, the Company recorded a non-recurring expense of $8.0 million as a result of the EPA and the manufacturers of Dursban voluntary withdrawal of the active chemical in the Company's products. There were no related charges in 1999. See footnote 18 to Financial Statements.

    OPERATING INCOME. Operating income increased 40.7% to $42.5 million for the twelve months ended December 31, 2000 from $30.2 million for the twelve months ended December 31, 1999. As a percentage of net sales, operating income increased to 14.7% for the twelve months ended December 31, 2000 and a reduction in the estimates for fiscal year 2000 taxable income. Operating income was 10.0% for the twelve months ended December 31, 1999. Operating income in 1999 was primarily negatively impacted by recapitalization transaction fees of $10.7 million and change of control bonuses as a result of the recapitalization of $8.6 million.

    INCOME TAX EXPENSE. For the twelve months ended December 31, 2000, the Company's effective income tax rate reflects the estimated utilization of the goodwill deduction in fiscal year 2000. The goodwill deduction is related to the step-up in tax basis in conjunction with the Recapitalization. For the twelve months ended December 31, 1999, income tax expense included the one-time impact of the conversion of the Company from an "S" corporation to a "C" corporation of $2.1 million. This conversion was in conjunction with the Recapitalization.

FISCAL 1999 COMPARED TO FISCAL 1998

    NET SALES. Net sales increased 7.5% to $304.0 million for 1999 from $282.7 million for 1998. This increase was driven by a combination of factors including:

    - The continued shift of consumers' preferences toward value and opening price point brands;

    - The introduction of Spectracide Pro-Registered Trademark-; and

    - Expanded distribution at home improvement centers and mass merchandisers due to continued store expansion.

    Net sales of the Company's value brands increased 4.6% to $243.3 million for 1999 from $232.6 million for 1998. This increase was a result of continued growth of core value brands including Spectracide-Registered Trademark-, Bag-a-Bug-Registered Trademark- and Cutter-Registered Trademark-. Net sales of opening price point brands increased 21.2% to $60.7 million for 1999 from $50.1 million for 1998 driven by the continued rapid pace of store openings by the Company's top retail customers. The net sales growth described above was primarily driven by sales volume. Selling price changes did not have a material impact on 1999 net sales growth.

    GROSS PROFIT. Gross profit increased 8.1% to $153.7 million for 1999 compared to $142.2 million for 1998. As a percentage of sales, gross profit increased slightly to 50.6% 1999 as compared to 50.3% for 1998. In March 1999, the Company recorded a charge of $1.1 million to cost of goods sold for the write-off of the Company's "Citri-Glow" candle inventory. The Company discontinued the production of this product line during 1999 and chose to dispose of the inventory by selling it through discount channels at prices below cost. If this charge had not been recorded, gross profit for 1999 would have been 50.9% of sales and would have increased 8.9% to $154.8 million as compared to $142.2 million for 1998.

    ADVERTISING AND PROMOTION EXPENSES. Advertising and promotion expenses decreased 7.9% to $29.2 million for 1999 compared to $31.7 million for 1998. As a percentage of net sales, advertising and promotion expenses decreased to 9.6% for 1999 from 11.2% for 1998. Advertising and promotion expenses decreased as a percentage of net sales growth since most of the Company's first, second and third quarter 1999 growth was due to store expansion by home improvement centers. For 1999, the Company recorded a charge of $0.9 million related to deductions taken by customers for advertising and promotional spending in excess of contractual obligations for which the Company elected not to pursue collection. This charge has been included in advertising and promotion expense for 1999. If this charge had not been recorded in 1999, advertising and promotional expenses would have decreased 10.7% to $28.3 as compared to $31.7 million for 1998. As a percentage of sales, advertising and promotional expenses would have decreased to 9.3% for 1999 from 11.2% for 1998.

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

    SEVERANCE CHARGES. During 1999, the Company recorded severance charges of $2.4 million as a result of the Company's President and Chief Executive Officer, and Senior Vice President of Sales, terminating their employment with the Company.

    NON-RECURRING LITIGATION CHARGES. The Company recorded non-recurring litigation charges of $1.6 million for 1999 and $2.3 million for 1998. In
March 1999, the Company took a charge of $1.5 million to primarily reserve for the expected cost of an adverse judgment on a counterclaim filed by defendants in the case of United Industries Corporation vs. John Allman, Craig Jackman et al., pending in the U.S. District Court in Detroit, Michigan; Case
No. 97-76147. The Company alleged that defendants breached contracts by failing to perform various services. Defendants counterclaimed for sales commissions allegedly earned by them but not paid to them by the Company. On July 29, 1999, the Company paid $0.9 million in liquidating damages and $0.1 million in past commissions. The remaining amounts accrued in connection with the $1.5 million charge were used to cover legal cost associated with this case.

    Charges recorded as of December 31, 1998 of $2.3 million were related to two separate lawsuits. During 1998, the Company incurred $1.1 million in settlement costs pertaining to certain litigation concerning the advertising of the Company's Spectracide Terminate-TM- product. In 1992, the spouse of a former employee filed suit against the Company claiming benefits from a Company-owned key man life insurance policy. On December 1, 1999, after the Missouri Supreme Court further reviewed the trial courts decision, the Company paid $1.3 million in settlement of this case including legal costs of $.1 million. Settlement and legal costs in excess of the original charge of $1.2 million recorded in 1998 were charged to non-recurring litigation charges in the fourth quarter of 1999.

    OPERATING INCOME. Operating income decreased 35.9% to $30.2 million for 1999 from $47.1 million for 1998. As a percentage of net sales, operating income decreased to 10.0% for 1999 from 16.7% for 1998, primarily as a result of factors discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has utilized internally generated funds and borrowings under credit facilities to meet ongoing working capital and capital expenditure requirements. As a result of the Recapitalization, the Company has significantly increased cash requirements for debt service relating to the Company's Senior Subordinated Notes and Senior Credit Facility. As of
December 31, 2000, the company had total debt outstanding of $354.3 million. As of December 31, 1999, the Company had total debt outstanding of $369.3 million. The Company will rely on internally generated funds and, to the extent necessary, borrowings under the Company's Revolving Credit Facility to meet liquidity needs.

    The Company's Senior Credit Facility consists of:

    - The $80.0 million Revolving Credit Facility, under which $15 million in borrowings were outstanding at December 31, 2000;

    - The $75.0 million Term Loan A ($48.4 million outstanding at December 31,
      2000); and

    - The $150.0 million Term Loan B ($135.9 million outstanding at December 31, 2000).

    The Company's Revolving Credit Facility and the Term Loan A mature in January 2005, and the Term Loan B matures in January 2006. The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the Revolving Credit Facility shall not exceed $10.0 million for 30 consecutive days occurring during the period August 1 and November 30 in each calendar year.

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

    On November 9, 2000, the Senior Credit Facility was amended to provide new financial covenants and a waiver of certain covenants at September 30, 2000. As a condition to the effectiveness of this amendment and waiver, the Company agreed to the following items:

        1. The Company agreed to terminate $30.0 million of the Revolving Credit Facility under the credit agreement, thereby reducing the Revolving Credit Facility from $110.0 million to $80.0 million.

        2. The Company agreed to sell Common Stock and/or permitted Preferred Stock to UIC Holdings L.L.C. for net cash proceeds equal to $15.0 million, which net cash proceeds have been applied to the prepayment of Term Loan advances.

        3. An interest rate increase which will range from 25 to 75 basis points higher than previous Senior Credit Facility.

    On November 8, 2000, the Company Board of Directors authorized the creation of 15,000 shares of Class A Preferred Stock to be sold to UIC Holdings LLC at a price of $1,000 per share.

    The Company's previous Senior Subordinated Facility was redeemed through the issuance of 9 7/8% Senior Subordinated Notes due April 1, 2009. In connection with this redemption, the Company incurred an extraordinary loss from the early extinguishment of debt, net of tax, of $2.3 million. In the fourth quarter of 1999, the Company exchanged the 9 7/8% Senior Subordinated Notes for new notes registered under the Securities Act of 1933. The new notes are substantially similar to the old notes.

    The Company's principal liquidity requirements are for working capital, capital expenditures and debt service under the Senior Credit Facility and the notes. Cash flow from continuing operations provided net cash of approximately $14.9, $10.4 million, and $50.8 million in 2000, 1999, and 1998 respectively. Net cash used by operating activities fluctuates during the year as the seasonal nature of the Company's sales results in a significant increase in working capital (primarily accounts receivable and inventory) during the first half of the year, with the second and third quarters being significant cash collection periods.

    Capital expenditures are related to the enhancement of the Company's existing facilities and the construction of additional productions and distribution capacity. Cash used for capital expenditures in 2000, 1999, and 1998 was $4.0, $3.0 million, and $3.6 million respectively. In addition, the Company entered into a capital lease agreement in March 2000 for $5.3 million. Cash used for capital expenditures in fiscal 2001 is expected to be less than $5.0 million.

    Principal on Term Loan A is to be repaid in twenty-three consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2005. The principal amount of Term Loan B is to be repaid in twenty-seven consecutive quarterly installments commencing June 30, 1999 with a final balloon installment due January 20, 2006.

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

SEASONALITY

    The Company's business is highly seasonal because the Company's products are used primarily in the spring and summer. For the past three years, approximately 75% of the Company's net sales have occurred in the first and second quarters. The Company's working capital needs, and correspondingly the Company's borrowings, peak near the end of the Company's first quarter.

IMPACT OF 2000 DURSBAN AGREEMENT

    During 2000, the U.S. Environmental Protection Agency and manufacturers of chlorpyrifos (the active ingredient in Dursban pesticidal products) entered into a voluntary agreement that provides for the withdrawal of virtually all residential uses of Dursban. Formulation of new Dursban products intended for residential use must cease by December 1, 2000, and formulators can no longer sell such products to retailers after February 1, 2001. Retailers will no longer be able to sell Dursban products after December 31, 2001.

    The Company has assessed the potential financial impact of the Dursban agreement on its operations. A charge of $8.0 million was recorded in September of 2000 for costs associated with this agreement. The Company currently has replacement chemicals for Dursban, and the replacement chemicals are currently being used in production of new pesticidal products.

SIGNIFICANT CUSTOMER

    During the third quarter of 2000, Kmart notified the Company that the contract to manufacture KGro private label products would not be renewed. Historically, the KGro business has had low margins and high operating costs. The Company does not expect this development to have a significant impact on EBITDA for 2001.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Emerging Issues Task Force (EITF) issued EITF 00-10. EITF 00-10 requires that if shipping and handling cost are significant and are not included in cost of sales, a company should disclose both the amount of such costs and which line item on the income statement includes that amount.
EITF 00-10 became effective for the Company in the fourth quarter of 2000. The Company has disclosed the effect of EITF 00-10 in the Notes to the Financial Statements.

    The EITF also issued EITF 00-25. This issue addresses when consideration from a vendor to a retailer (a) in connection with the retailer's purchase of the vendor's products or (b) to promote sales of the vendor's products by the retailer should be classified in the vendor's income statement as a reduction of revenue. No implementation date has been set for EITF 00-25. The adoption of EITF 00-25 will most likely require the Company to reclassify all trade and co-op advertising and promotional expense line item in the Statement of Operations to net sales. This reclassification would, as currently drafted, be made to all prior periods. The impact of this statement is not expected to be material.

    The Securities and Exchange Commission (SEC) recently issued Staff Accounting Bulletin
(SAB) 101, which expresses the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The most significant aspect of SAB 101 affecting the Company is shipping terms. Implementation of SAB 101 became effective for the Company in the fourth quarter of 2000. The Company's adoption of SAB 101 did not have a material effect on the Company's financial results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE

    The Company is exposed to market risks relating to changes in interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in interest rates.

    The Company manages interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2000, variable rate debt was $199.3 million.

    Interest ranges from 250 to 400 basis points above LIBOR depending on certain financial ratios. LIBOR was 6.64% on December 31, 2000.

EXCHANGE RATE

    The Company does not use derivative instruments to hedge against its foreign currency exposures related to transactions denominated in other than the Company's functional currency. Substantially all foreign currency transactions are denominated in United States dollars.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Set forth below is the name, age and position of each of the Company's executive officers and directors. The Company's board of directors presently consists of seven directors who are elected annually. Executive officers serve at the discretion of the board of directors and, in the case of Messrs. Caulk, Bender, and Johnston, pursuant to employment agreements.

NAME                           AGE                              POSITION
----                         --------   --------------------------------------------------------
David A. Jones.............     51      Chairman of the Board; Director
Robert L. Caulk............     49      President and Chief Executive Officer; Director
Richard A. Bender..........     51      Senior Vice President, Human Resources & Operations
Daniel J. Johnston.........     42      Senior Vice President, Chief Financial Officer,
                                        Information Systems, Legal & Administration; Director
Matthew M. McCarthy........     53      Vice President, General Counsel and Secretary
David C. Pratt.............     56      Director
C. Hunter Boll.............     45      Director
Scott A. Schoen............     42      Director
Charles A. Brizius.........     32      Director

    DAVID A. JONES became a director of the Company in January 1999 in connection with the Recapitalization and was appointed Chairman of the Board in June 1999. Mr. Jones has been the President, Chief Executive Officer and Chairman of the Board of Rayovac Corporation since March 1996. Between
February 1995 and March 1996, Mr. Jones was Chief Operating Officer, Chief Executive Officer and Chairman of the Board of Directors of Thermoscan, Inc. From 1989 to 1994, he served as President and Chief Executive Officer of The Regina Company, a manufacturer of vacuum cleaners and other floor care equipment. Mr. Jones is also a director at Tyson Foods; University of Wisconsin-Madison, School of Business Dean's Advisory Board and Unison College, Kentucky, Board of Directors.

    ROBERT L. CAULK joined the Company in November 1999 as the Company's President and Chief Executive Officer. Prior to joining the Company, Mr. Caulk spent five years from 1995-1999 as the President and Executive Vice President of Clopay Building Products Company, Inc., a marketer and distributor of garage doors. Between 1989 and 1994, Mr. Caulk was President, Vice President/General Manager and Director of Corporate Acquisitions and Planning at Johnson Worldwide Associates, a manufacturer of outdoor recreational products. From 1980 to 1989, Mr. Caulk held various management positions at S.C. Johnson & Son, Inc.
Mr. Caulk is also a director at Sligh Furniture Company.

    RICHARD A. BENDER has served as the Company's Senior Vice President, Human Resources and Operations since 1996. Mr. Bender joined the Company in 1988 as Vice President of Human Resources. He has held various positions during his tenure with the Company, including responsibilities in the Company's former metals group division, administration, management information systems, product supply and distribution. Prior to joining the Company, Mr. Bender was a general manager in an automotive related private business and spent 13 years in various roles including sales, plant operations and human resources at Colgate-Palmolive Co.

    DANIEL J. JOHNSTON has served as the Company's Senior Vice President, Chief Financial Officer, Information Systems, Legal and Administration since 1997. Mr. Johnston joined the Company in 1994 as Controller and then worked as Assistant to the Chairman. Prior to joining the Company, he spent five years from 1990 to 1994 at Cooper Industries, Inc. in various financial functions at its corporate office and Bussmann Division. Prior to joining Cooper
Industries, Inc., he was employed by PriceWaterhouse, LLP from 1982 to 1990.

    MATTHEW M. MCCARTHY has served as the Company's Vice President and General Counsel since 1994, as well as the Company's Secretary since 1999. Prior to joining the Company, Mr. McCarthy was Vice President, General Counsel and Secretary from 1986 to 1994 for Wetterau Incorporated, a food wholesaler and retailer based in St. Louis. From 1975 to 1986 Mr. McCarthy served in various in-house corporate legal functions at Wetterau and at General Grocer Company, both St. Louis area based food distributors.

    DAVID C. PRATT was the Company's President and Chief Executive Officer from the Company's inception until the Recapitalization and served as Chairman of the Board until Mr. Jones' acceptance of that position. Mr. Pratt has continued as a director and consultant of the Company.

    C. HUNTER BOLL became a director of the Company in January 1999 in connection with the Recapitalization. Mr. Boll is a managing director of Thomas
H. Lee Partners, L.P. where he has been employed since 1986. Mr. Boll is also a Principal Managing Director and Member of Thomas H. Lee Advisors, LLC, the general partner of Thomas H. Lee Partners, L.P., which controls the general partner of Thomas H. Lee Equity Fund IV, L.P. and Vice President of Thomas H. Lee Advisors I and T. H. Lee Mezzanine II, affiliates of ML-Lee Acquisition Fund, L.P., ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund II (Retirement Accounts), L.P., respectively. Mr. Boll also serves as a director of Cott Corporation, The Smith & Wollensky Restaurant Group, Inc., Tucker Anthony Sutro, Metris Companies, Inc., Big V Supermarkets, Inc., TransWestern Publishing, L.P. and several private corporations.

    SCOTT A. SCHOEN became a director of the Company in January 1999 in connection with the Recapitalization. He is a Managing Director of Thomas H. Lee Partners, L.P., which he joined in 1986. In addition, Mr. Schoen is a Principal Managing Director and Member of Thomas H. Lee Advisors, LLC, the general partner of Thomas H. Lee Partners, L.P., which controls the general partner of Thomas H. Lee Equity Fund IV, LP and Vice President of Thomas H. Lee Advisors I and T. H. Lee Mezzanine II, affiliates of ML-Lee Acquisition Fund, L.P., ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund II (Retirement Accounts), L.P., respectively. He is also a director of Rayovac Corporation, Syratech Corporation, TransWestern Publishing, L.P., Wyndham International Inc. and several private corporations.

    CHARLES A. BRIZIUS became a director of the Company in January 1999 in connection with the Recapitalization. Mr. Brizius worked at Thomas H. Lee Partners, L.P. from 1993 to 1995, rejoined in 1997 and currently serves as a Vice President. Mr. Brizius is a Member of Thomas H. Lee Advisors, LLC, the general partner of Thomas H. Lee Partners, L.P., which controls the general partner of Thomas H. Lee Equity Fund IV, L.P. From 1991 to 1993, Mr. Brizius worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department. He is also a director of Eye Care Centers of America, Inc., Big V
Supermarkets, Inc. and TransWestern Publishing, L.P.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

    The following table sets forth the compensation of the Company's current Chief Executive Officer during 2000 and other individuals who either served, or acted in a similar capacity, as the Company's Chief Executive Officer during 2000 and the four other most highly compensated executive officers serving as executive officers during 2000 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                      ANNUAL
                                                   COMPENSATION
                                                -------------------        OTHER           ALL OTHER
NAME AND PRINCIPAL POSITION                      SALARY     BONUS     COMPENSATION(B)   COMPENSATION(C)
---------------------------                     --------   --------   ---------------   ---------------
Robert L. Caulk .......................  2000   400,000    120,000         96,144                 --
  PRESIDENT AND CHIEF EXECUTIVE          1999   100,000     30,247
  OFFICER(A)

Richard A. Bender .....................  2000   300,000         --             --                 --
  SENIOR VICE PRESIDENT, HUMAN           1999   300,000    120,000             --          2,808,490
  RESOURCES AND OPERATIONS

Daniel J. Johnston ....................  2000   300,000         --             --                 --
  SENIOR VICE PRESIDENT, CHIEF           1999   300,000    120,000             --          2,808,490
  FINANCIAL OFFICER, INFORMATION
  SYSTEMS, LEGAL AND ADMINISTRATION

Matthew M. McCarthy ...................  2000   186,166     11,000          5,390                 --
  VICE PRESIDENT, GENERAL COUNSEL AND    1999   179,000     46,504          5,880                 --
  SECRETARY

James J. Barone .......................  2000   216,354         --         88,649                 --
  SENIOR VICE PRESIDENT, SALES(D)        1999        --         --             --                 --

------------------------

(a) Mr. Caulk joined the Company in November 1999.

(b) Includes automobile allowance and relocation.

(c) Includes change of control bonuses paid as a result of the Recapitalization. Mr. Bender contributed $700,000 while Mr. Johnston contributed $1,000,000 of the change of control bonuses to a grantor trust established pursuant to the Company's Deferred Compensation Plan.

(d) Mr. Barone resigned from his position September 1, 2000

STOCK OPTION GRANTS

    No stock options were granted to the Named Executive Officers during 2000, except for the options granted to Mr. Barone which were subsequently cancelled during 2000.

STOCK OPTION EXERCISES AND HOLDINGS

    The following table sets forth information with respect to the Named Executive Officers concerning unexercised options held as of December 31, 2000.

                                                         NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                               SHARES                   UNDERLYING UNEXERCISED         IN-THE MONEY OPTIONS AT
                             ACQUIRED ON    VALUE          OPTIONS AT FY-END                 FY-END ($)
                             EXERCISE(A)   REALIZED   EXERCISEABLE/UNEXERCISEABLE   EXERCISABLE/UNEXERCISEABLE(B)
                             -----------   --------   ---------------------------   -----------------------------
Robert L. Caulk............          --         --           --/800,000                        --
Richard A. Bender..........          --         --           --/600,000                        --
Daniel J. Johnston.........          --         --           --/600,000                        --
Matthew M. McCarthy........          --         --            --/15,000                        --
James J. Barone............          --         --              --/--                          --

------------------------

(a) As of December 31, 2000, no outstanding options were exercised.

(b) There is currently no active trading market for the Common Stock and thus the fair market value as of December 31, 2000 is not determinable.

COMPENSATION OF DIRECTORS

    During 2000, David C. Pratt received:

    - a consulting payment of $15,000 per month,

    - a directorship fee of $25,000 per year.

    During 2000, David A. Jones received:

    - an annual payment for services rendered of $300,000, which supersedes his directorship fees,

    - $71,246 of annual incentive compensation in accordance with the Company's attainment of certain levels of EBITDA

EMPLOYMENT AGREEMENTS

    In 1999, Messrs. Caulk, Bender and Johnston each entered into an employment agreement with the Company. The Caulk agreement provides for employment until October 2002 and the Bender and Johnston agreements provide for employment until December 2001 unless terminated earlier. The employment agreements provide for annual incentive compensation to be determined in accordance with the Company's attainment of certain EBITDA targets. Each employment agreement may be terminated by the Company at any time with or without cause. If the employment agreement is terminated by the Company for cause or by the executive without good reason, the terminated executive will be entitled to any unpaid base salary through the date of termination plus any unpaid incentive compensation. If the Company terminates the employment agreement without cause or if the executive terminates the employment agreement for good reason or the executive dies or becomes disabled, he will be entitled to any unpaid base salary through the date of termination, any unpaid incentive compensation and, under certain conditions, his base salary through the later of the contract period and the first anniversary of his termination. Each employment agreement provides for non-compete, non-solicitation and confidentiality provisions through the later of one year after the executive's date of termination or the last date severance payments are owed to the executive. In connection with entering his employment agreement, Mr. Johnston purchased $1.0 million of common stock, and Mr. Bender purchased $700,000 of common stock. Messrs. Johnston and Bender purchased their common stock out of the proceeds of a bonus paid at the closing of the Recapitalization. Under some circumstances, the Company has the right to repurchase the shares owned by Messrs. Johnston and Bender.

1999 STOCK OPTION PLAN

    During 1999, the Company instituted the 1999 Stock Option Plan, which is administered by the Compensation Committee of the Company's board of directors. The 1999 Stock Option Plan was designed as an incentive to selected employees, officers and directors to acquire proprietary interest in the Company. The options are not designed to be incentive stock options within the meaning of
Section 422 of the U.S. Internal Revenue Code of 1986, as amended. The option pool under the 1999 Stock Option Plan consists of an aggregate of 4,000,000 shares of the Company's common stock that may consist of shares of the Company's Class A Voting Common Stock, the Company's Class B Non-Voting Common Stock or some combination of Class A Voting Common Stock and Class B Non-Voting Common Stock. The options to purchase shares of common stock are subject to vesting schedules, which are both time and performance based. Unvested options are forfeited upon termination of employment.

2001 STOCK OPTION PLAN

    During 2000, the Company instituted the 2001 Stock Option Plan, which is administered by the Compensation Committee of the Company's board of directors. The 2001 Stock Option Plan was designed as an incentive to selected employees, officers and directors to acquire proprietary interest in the Company. The options are not designed to be incentive stock options within the meaning of
Section 422 of the U.S. Internal Revenue Code of 1986, as amended. The option pool under the 2001 Stock Option Plan consists of an aggregate of 5,800,000 shares of the Company's common stock that may consist of shares of the Company's Class A Voting Common Stock, the Company's Class B Non-Voting Common Stock or some combination of Class A Voting Common Stock and Class B Non-Voting Common Stock. The options to purchase shares of common stock are subject to vesting schedules, which are both time and performance based. Unvested options are forfeited upon termination of employment.

DEFERRED COMPENSATION PLAN

    On January 20, 1999, the Company established the United Industries Corporation Deferred Compensation Plan ("the Plan"). The Compensation Committee of the Company's board of directors administers the Plan. Messrs. Bender and Johnston are eligible to participate in the Plan. The Plan provides for the establishment of a grantor trust for the purpose of accumulating the assets contributed pursuant to the Plan. The grantor trust used the funds contributed to it to purchase:

    - 70,000 shares of the Company's Class A Voting Common Stock and 70,000 shares of the Company's Class B Non-Voting Common Stock for the benefit of Mr. Bender; and

    - 100,000 shares of the Company's Class A Voting Common Stock and 100,000 shares of the Company's Class B Non-Voting Common Stock for the benefit of Mr. Johnston.

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

NAME OF BENEFICIAL OWNER(1)                                   NUMBER OF SHARES   PERCENT OF CLASS
---------------------------                                   ----------------   ----------------
UIC Holdings, L.L.C.........................................     25,468,000            92.1%
  c/o Thomas H. Lee Company
  75 State Street
  Boston, Massachusetts 02109
David C. Pratt(2)...........................................        291,973             1.1%
Richard A. Bender(4)........................................             --               *
Daniel J. Johnston(4).......................................             --               *
Robert L. Caulk.............................................        100,000               *
Matthew M. McCarthy.........................................          1,000               *
David A. Jones..............................................        100,000               *
C. Hunter Boll(3)...........................................     25,468,000            92.1%
Scott A. Schoen(3)..........................................     25,468,000            92.1%
Charles A. Brizius(3).......................................     25,468,000            92.1%
All Directors and Executive Officers as a Group
  (9 persons)(3)............................................     25,960,973            93.9%

------------------------

*   Denotes less than one percent.

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

(4) Deferred Compensation for Messrs. Bender (70,000 shares of each of our Class A Voting Common Stock and Class B Non-Voting Common Stock) and Johnston (100,000 shares of each class) are held under a grantor trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PROFESSIONAL SERVICES AGREEMENT

    In connection with the Recapitalization, the Company entered into a professional services agreement with Thomas H. Lee Capital, LLC and THL Equity Advisors IV, LLC. The agreement has a term of three years and automatically extends for successive one year periods thereafter, unless the parties give
30 days' notice prior to the end of the term. The agreement provides for a financial advisory fee of $12.0 million in connection with structuring, negotiating and arranging the Recapitalization and structuring, negotiating and arranging the debt financing, which was paid at the closing of the Recapitalization. In addition, Thomas H. Lee Capital, LLC and THL Equity Advisors IV, LLC will initially receive an aggregate of $62,500 per month for management and other consulting services provided to the Company. The agreement also provides that the Company will reimburse reasonable out-of-pocket expenses incurred in connection with management advisory services. The Company believes that the terms of the professional services agreement are comparable to those that would have been obtained by unaffiliated sources.

STOCKHOLDERS AGREEMENT

    In connection with the Recapitalization, the Company entered into a stockholders agreement with UIC Holdings, L.L.C., and other stockholders of the Company. Under the stockholders agreement, the stockholders are required to vote their shares of capital stock of the Company for any sale or reorganization of the Company that has been approved by the Company's board of directors or a majority of the stockholders. The stockholders agreement also grants the stockholders the right to affect the registration of their common stock they hold for sale to the public, subject to some conditions and limitations. If the Company proposes to register any of the Company's securities under the Securities Act of 1933, as amended, the stockholders are entitled to notice of such registration, subject to some conditions and limitations. The Company will pay fees, costs and expenses of registration affected on behalf of the stockholders under the stockholders agreement, other than underwriting discounts and commissions.

RECAPITALIZATION AGREEMENT

    The Company's Recapitalization Agreement with UIC Holdings, L.L.C., which is owned by Thomas H. Lee Equity Fund IV, L.P., contains customary provisions, including representations and warranties with respect to the condition and operations of the business, covenants with respect to the conduct of the business prior to the Recapitalization closing date and various closing conditions, including the continued accuracy of the representations and warranties. In general, the representations and warranties made in the Recapitalization agreement survive until the earlier of 10 days following the delivery of the Company's December 31, 1999, audited financial statements or April 15, 2000. Representations and warranties with respect to tax matters survive until 30 days after the expiration of the applicable statute of limitations; representations with respect to environmental matters survive until December 31, 2002. Representations and warranties regarding ownership of stock do not expire. The total consideration paid to redeem the Company's common stock is subject to adjustments based on the excess taxes of the Company's previous stockholders arising from the Company's Section 338(h)(10) election.

    Pursuant to the Recapitalization agreement and in consideration of payments received under their Recapitalization agreement, David C. Pratt and Mark R. Gale, the Company's former Vice President and Secretary, agreed that for a period ending on the fourth anniversary of the Recapitalization closing date not to own, control, participate or engage in any line of business in which the Company is actively engaged or any line of business competitive with the Company anywhere in the the United States and any other country in which the Company was doing business at the closing of the Recapitalization. In addition, each of the former stockholders of the Company has agreed that for a period ending on the fourth anniversary of the Recapitalization closing date not to contact, approach or solicit for the purpose of offering employment to or hiring any person employed by the Company during the four year period.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                        PAGE OF
                                                                          10-K
                                                                        --------
(a) 1.    Financial Statements Covered by Report of Independent
            Accountants...............................................     30

          The Financial Statements listed below are included in this
          Report:

          Balance Sheets at December 31, 2000 and 1999................     31
          Statements of Operations for the years ended December 31,
          2000, 1999, and 1998........................................     32
          Statements of Cash Flows for the years ended December 31,
          2000, 1999, and 1998........................................     33
          Statements of Shareholders' (Deficit) Equity for the years
            ended December 31, 2000, 1999, and 1998...................     34
          Notes to Financial Statements...............................     35

          Financial Statement Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    2.    Exhibits--See Exhibit Index.

   (b)    Reports on Form 8-K filed during the last quarter of 2000:
          None.

           REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENTS

Board of Directors and Shareholders
United Industries Corporation
St. Louis, Missouri

In our opinion, the accompanying balance sheets and the related satatements of operations, statements of changes in stockholders' (deficit) equity and statement of cash flows present fairly, in all material respects, the financial position of United Industries Corporation at December 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
ST. LOUIS, MISSOURI
FEBRUARY 13, 2001

                         UNITED INDUSTRIES CORPORATION

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
ASSETS

Current assets:
  Cash and cash equivalents.................................  $      --   $      --
  Accounts receivable (less allowance for doubtful accounts
    of $777 and $1,031 at December 31, 2000 and 1999).......     19,944      19,165
  Inventories...............................................     47,007      53,243
  Prepaid expenses..........................................      6,357       3,501
                                                              ---------   ---------
    Total current assets....................................     73,308      75,909

Equipment and leasehold improvements, net...................     24,736      27,860
Deferred income tax.........................................    116,763     116,268
Other assets................................................     20,087      20,870
                                                              ---------   ---------
    Total assets............................................  $ 234,894   $ 240,907
                                                              =========   =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-term debt and capital lease
    obligation..............................................  $   5,675   $   6,428
  Accounts payable..........................................     18,625      25,507
  Accrued expenses..........................................     24,791      27,464
  Short-term borrowing......................................     15,000          --
                                                              ---------   ---------
    Total current liabilities...............................     64,091      59,399

Long-term debt..............................................    329,000     354,875
Capital lease obligation....................................      4,626       7,952
Other liabilities...........................................      7,940       5,483
                                                              ---------   ---------
    Total liabilities.......................................    405,657     427,709

Stockholders' deficit:
  Common stock..............................................        554         554
  Preferred stock...........................................         --          --
  Warrants..................................................      2,784          --
  Additional paid-in capital................................    139,081     126,865
  Accumulated deficit.......................................   (310,482)   (311,521)
  Common stock held in grantor trust........................     (2,700)     (2,700)
                                                              ---------   ---------
    Total stockholders' deficit.............................   (170,763)   (186,802)
                                                              ---------   ---------
    Total liabilities and stockholders' deficit.............  $ 234,894   $ 240,907
                                                              =========   =========

                See accompanying notes to financial statements.

                         UNITED INDUSTRIES CORPORATION

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, & 1998
                             (DOLLARS IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Net sales...................................................  $288,618    $304,048    $282,676
                                                              --------    --------    --------

Operating costs and expenses:
  Cost of goods sold........................................   146,229     150,344     140,445
  Advertising and promotion expenses........................    25,204      29,182      31,719
  Selling, general and administrative expenses..............    66,719      70,886      61,066
  Dursban charge............................................     8,000          --          --
  Recapitalization transaction fees.........................        --      10,690          --
  Change of control bonuses.................................        --       8,645          --
  Severance charge..........................................        --       2,446          --
  Non-recurring litigation charges..........................        --       1,647       2,321
                                                              --------    --------    --------
  Total operating costs and expenses........................   246,152     273,840     235,551
                                                              --------    --------    --------
Operating income............................................    42,466      30,208      47,125
Interest expense............................................    40,973      35,223       1,106
                                                              --------    --------    --------
Income (loss) before provision for income taxes,
  discontinued operations and extraordinary item............     1,493      (5,015)     46,019
Income tax expense..........................................       134       4,257         992
                                                              --------    --------    --------
Income (loss) from continuing operations, before
  extraordinary item........................................     1,359      (9,272)     45,027
Income from discontinued operations, net of tax.............        --          --       1,714
                                                              --------    --------    --------
Income (loss) before extraordinary item.....................     1,359      (9,272)     46,741
Extraordinary loss from early extinguishment of debt, net of
  income tax benefit of $1,425..............................        --      (2,325)         --
                                                              --------    --------    --------
Net income (loss)...........................................  $  1,359    $(11,597)   $ 46,741
                                                              ========    ========    ========

                See accompanying notes to financial statements.

                         UNITED INDUSTRIES CORPORATION

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, & 1998
                             (DOLLARS IN THOUSANDS)

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $  1,359   $(11,597)  $ 46,741
  Loss from early extinguishment of debt....................                3,750         --
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Non cash reduction of capital lease obligation..........    (1,182)        --         --
    Income from discontinued operations.....................        --         --     (1,714)
    Deferred compensation...................................        --      2,700         --
    Depreciation and amortization...........................     5,261      4,715      3,838
    Loss on disposal of equipment...........................        --         54         31
    Recapitalization transaction fees.......................        --     10,690         --
    Amortization of deferred financing fees.................     2,420      1,991         --
    Provision for deferred income tax expense...............       134      2,832         --
    Changes in assets and liabilities:
      Increase in accounts receivable.......................      (779)    (2,011)      (124)
      (Increase) decrease in inventories....................     6,236    (11,799)       193
      Increase in prepaid expenses..........................      (716)       (57)      (476)
      Increase (decrease) in accounts payable and accrued
       expenses.............................................    (3,766)     9,243      2,411
      Increase in Dursban charge............................     6,066         --         --
      (Increase) decrease in other assets...................      (137)        52         --
      Other, net............................................        --       (129)      (137)
                                                              --------   --------   --------
        Cash flow from continuing operations................    14,896     10,434     50,763
        Cash flow from discontinued operations..............        --         --      1,858
                                                              --------   --------   --------
          Net cash provided by operating activities.........    14,896     10,434     52,621

Investing activities:
  Purchases of equipment and leasehold improvements.........    (3,950)    (3,038)    (3,628)
                                                              --------   --------   --------
  Cash used by investing activities--continuing
    operations..............................................    (3,950)    (3,038)    (3,628)
  Cash used by investing activities -- discontinued
    operations..............................................        --         --       (221)
                                                              --------   --------   --------
          Net cash used by investing activities.............    (3,950)    (3,038)    (3,849)

Financing activities:
  Redemption of treasury stock..............................        --   (337,895)        --
  Transaction costs related to the redemption of treasury
    stock...................................................   (12,175)   (11,378)        --
  Recapitalization transactions with affiliate..............        --     (4,249)        --
  Issuance of common stock..................................        --      1,990         --
  Issuance of preferred stock...............................    15,000         --         --
  Shareholder equity contribution...........................        --      8,425         --
  Debt issuance costs.......................................    (1,883)   (19,934)        --
  Proceeds from the issuance of debt........................    15,000    670,205         --
  Repayment of borrowing on revolver and other debt.........   (26,888)  (314,810)    (3,997)
  Repayment of note receivable from employee................        --        250         --
  Issuance of treasury stock................................        --         --     (1,173)
  Net advances from affiliates..............................        --         --      3,428
  Distributions paid........................................        --         --    (47,346)
                                                              --------   --------   --------
          Net cash provided by financing activities.........   (10,946)    (7,396)   (49,088)
Net decrease in cash and cash equivalents...................        --         --       (316)
Cash and cash equivalents--beginning of period..............        --         --        316
                                                              --------   --------   --------
Cash and cash equivalents--end of period....................  $     --   $     --   $     --
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $ 40,927   $ 31,383   $  1,584
  Income taxes paid.........................................  $    161   $    371   $    567
  Noncash financing activity:
    Execution of capital lease..............................  $  5,344   $  9,215   $     --
    Retirement of treasury stock............................  $     --   $ 12,910   $     --
    Treasury stock reissued for shareholder notes...........  $     --   $     --   $  4,645
    Dividends declared......................................  $    320   $     --   $     --

                See accompanying notes to financial statements.

                         UNITED INDUSTRIES CORPORATION

            STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, & 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                 CLASS A NON-
                               ACCUMULATED       CLASS A VOTING          CLASS B VOTING             VOTING
                                  OTHER           COMMON STOCK            COMMON STOCK          PREFERRED STOCK
                              COMPREHENSIVE   ---------------------   ---------------------   -------------------
                                 INCOME         SHARES      AMOUNT      SHARES      AMOUNT     SHARES     AMOUNT
                              -------------   ----------   --------   ----------   --------   --------   --------
Balance at January 1,
  1998......................      $ --             1,000     $  1          1,000     $  1          --      $ --
Net income..................
Other comprehensive income..
Distributions paid..........
Treasury stock purchased....
Treasury stock cost
  adjustment................
                                  ----        ----------     ----     ----------     ----      ------      ----
Balance at December 31,
  1998......................        --             1,000        1          1,000        1          --        --

Net loss....................
Other comprehensive income..
83,378.37838-for-1 stock
  split and Treasury stock
  redemption................                  27,699,000      277     27,699,000      277
Stock received and redeemed
  in settlement of
  shareholder note
  purchased.................                     (50,000)      (1)       (50,000)      (1)
Common stock issued under
  stock purchase plan.......                     274,000        3        274,000        3
Spin-off of the Metals
  Business..................
Fees and expenses related to
  the Recapitalization and
  equity transactions.......
Recapitalization
  transactions with
  affiliate.................                    (544,000)      (6)      (544,000)      (6)
Equity contributed by senior
  managers..................                     270,000        3        270,000        3
Shareholder equity
  contribution..............
Tax benefit from
  Recapitalization..........
                                  ----        ----------     ----     ----------     ----      ------      ----
Balance at December 31,
  1999......................        --        27,650,000      277     27,650,000      277          --        --

Net income..................
Other comprehensive income..
Preferred stock issued......                                                                   15,000        --
Warrants issued.............
Dividends declared..........
                                  ----        ----------     ----     ----------     ----      ------      ----
Balance at December 31,
  2000......................      $ --        27,650,000     $277     27,650,000     $277      15,000      $ --
                                  ====        ==========     ====     ==========     ====      ======      ====

                                                                                  COMMON
                                                                   RETAINED     STOCK HELD
                                   WARRANTS         ADDITIONAL    EARNINGS/         IN         TREASURY STOCK          TOTAL
                              -------------------    PAID-IN     (ACCUMULATED    GRANTOR     -------------------   STOCKHOLDERS'
                               SHARES     AMOUNT     CAPITAL       DEFICIT)       TRUST       SHARES     AMOUNT       EQUITY
                              --------   --------   ----------   ------------   ----------   --------   --------   -------------
Balance at January 1,
  1998......................       --     $   --     $    972     $  70,798      $    --       (400)    $ (7,323)    $  64,449
Net income..................                                         46,741                                             46,741
Other comprehensive income..                                                                                                --
Distributions paid..........                                        (47,346)                                           (47,346)
Treasury stock purchased....                                                                   (120)      (5,818)       (5,818)
Treasury stock cost
  adjustment................                                                                                 231           231
                               ------     ------     --------     ---------      -------       ----     --------     ---------
Balance at December 31,
  1998......................       --         --          972        70,193           --       (520)     (12,910)       58,257
Net loss....................                                        (11,597)                                           (11,597)
Other comprehensive income..                                                                                                --
83,378.37838-for-1 stock
  split and Treasury stock
  redemption................                             (554)     (363,805)                    520       12,910      (350,895)
Stock received and redeemed
  in settlement of
  shareholder note
  purchased.................                                           (521)                                  --          (523)
Common stock issued under
  stock purchase plan.......                            2,738                                                            2,744
Spin-off of the Metals
  Business..................                               --        (5,791)                                            (5,791)
Fees and expenses related to
  the Recapitalization and
  equity transactions.......                             (688)                                                            (688)
Recapitalization
  transactions with
  affiliate.................                           (4,237)                                                          (4,249)
Equity contributed by senior
  managers..................                            2,694                     (2,700)                                   --
Shareholder equity
  contribution..............                            8,425                                                            8,425
Tax benefit from
  Recapitalization..........                          117,515                                                          117,515
                               ------     ------     --------     ---------      -------       ----     --------     ---------
Balance at December 31,
  1999......................       --         --      126,865      (311,521)      (2,700)        --           --      (186,802)
Net income..................                                          1,359                                              1,359
Other comprehensive income..
Preferred stock issued......       --         --       15,000                                                           15,000
Warrants issued.............    3,200      2,784       (2,784)
Dividends declared..........                                           (320)                                              (320)
                               ------     ------     --------     ---------      -------       ----     --------     ---------
Balance at December 31,
  2000......................    3,200     $2,784     $139,081     $(310,482)     $(2,700)        --     $     --     $(170,763)
                               ======     ======     ========     =========      =======       ====     ========     =========

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

INVENTORIES

    Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out method. Cost includes raw materials, direct labor and overhead. Provision for potentially obsolete or slow-moving finished goods and raw materials are made based on management's analysis of inventory levels and future sales forecasts.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Expenditures for equipment and leasehold improvements and those that substantially increase the useful lives of equipment are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and gains or losses on the dispositions are reflected in earnings. Depreciation is computed on the straight-line basis by charges to costs or expenses at rates based on the estimated useful lives of the assets. Machinery and equipment are depreciated over periods ranging from three to twelve years. Office furniture and equipment are depreciated over periods ranging from five to ten years. Automobiles and trucks are depreciated over periods ranging from three to seven years. Leasehold improvements are amortized over periods ranging from five to thirty-nine years. Property under capital lease is amortized over the term of the lease.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful lives of equipment and leasehold improvements may warrant revision or that the remaining balance of equipment and leasehold improvements may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of the equipment and leasehold improvements from expected future operating cash flows on an undiscounted basis. In the opinion of management, no such impairment existed as of December 31, 2000 and 1999.

GOODWILL

    Goodwill is included in other assets and represents the excess of cost over the net tangible assets of acquired businesses and is amortized over 40 years. Subsequent to the acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) useful life of an intangible asset may warrant revision or that the remaining balance of an intangible asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of intangible assets from expected future operating cash flows on an undiscounted basis. In the opinion of management, no such impairment existed as of December 31, 2000 and 1999.

ADVERTISING AND PROMOTION EXPENSES

    The Company advertises and promotes its products through national and regional media. Products are also advertised and promoted through cooperative programs with retailers. The Company expenses advertising and promotion costs as incurred, although costs incurred during interim periods are generally expensed ratably in relation to revenues.

RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred and approximated $1,019, $1,038, and $776 for 2000, 1999 and 1998.

REVENUE RECOGNITION

    The Company recognizes revenue in accordance with the shipping terms applicable to each sale. Sales are net of discounts and allowances.

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

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

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

    During 1999, the Company recorded $31,312 in fees and expenses associated with the Recapitalization. The total fees and expenses consist of: (i) fees and expenses related to the debt and equity transactions, including bank commitment fees and underwriting discounts and commissions; (ii) professional, advisory and investment banking fees and expenses; and (iii) miscellaneous fees and expenses such as printing and filing fees. The fees and expenses that could be specifically identified as relating to the issuance of debt were capitalized and will be amortized over the life of the debt as interest expense. The fees and expenses that could be specifically identified as relating to the equity transactions were charged directly to equity. Other transaction fees were allocated between debt and Recapitalization transaction fees based on the Company's estimate of the effort spent in the activity,

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 2--RECAPITALIZATION OF THE COMPANY AND NON-RECURRING CHARGES (CONTINUED) giving rise to the fee or expense. The allocation of fees and expenses to the debt, equity and Recapitalization transaction fees is as follows:

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

NOTE 3--DISCONTINUED OPERATIONS

    In connection with the Recapitalization, the Company formed a wholly owned subsidiary DW Wej-it, Inc., a Delaware corporation ("DW"). All of the company's assets and liabilities related to the Company's business of manufacturing and marketing construction anchoring fasteners and providing contract manufacturing services in metals fabrication (collectively referred to as the "Metals Business") were contributed to DW. Effective January 1, 1999, the Company distributed all of the shares of capital stock of DW owned by the Company to its shareholders.

    The Metals Business is accounted for as a discontinued operation in the accompanying financial statements. The investment in discontinued operations at December 31, 1998 is primarily comprised of cash, accounts receivable, inventory, fixed assets, accounts payable and accrued expenses. Operating results for the Metals Business have been included in the Statements of Operations for 1998.

    Results for discontinued operations are as follows:

                                                                   DECEMBER 31,
                                                        ----------------------------------
                                                           2000         1999        1998
                                                        ----------   ----------   --------
Net sales.............................................  $       --   $       --   $18,038
Income before income taxes............................          --           --     1,751
Income tax expense....................................          --           --        37
                                                        ----------   ----------   -------
Income from discountinued operations..................  $       --   $       --   $ 1,714
                                                        ==========   ==========   =======

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 4--PREFERRED STOCK, COMMON STOCK AND STOCK SPLIT

    On November 8, 2000 the Company's Board adopted resolutions recommending that the Company's stockholders approve amending the Company's Certificate of Incorporation to:

    - Create 15,000 shares of $0.01 par value Class A Preferred Stock to be sold to UIC Holdings, L.L.C. for $1,000 per share. Dividends accrue at 15% of the Liquidation Value. The liquidation value of any share shall be equal to $1,000. Dividends to the extent not paid on December 31 of each year shall be cumulative. As of December 31, 2000 the total number of shares outstanding is 15,000 and the cumulative dividend payable is $320.

    - Increase the Company's total authorized Class A voting Common Stock from 32,500,000 to 34,100,000 shares to accommodate the Company's granting of Stock Purchase Warrants to UIC Holdings, L.L.C., which will receive a 10-year option to purchase up to 1,600,000 shares of Class A Common Stock at $2.00 per share.

    - Increase the Company's total authorized Class B non-voting Common Stock from 32,500,000 to 34,100,000 shares to accommodate the Company's granting of Stock Purchase Warrants to UIC Holdings, L.L.C., which will receive a 10-year option to purchase up to 1,600,000 shares of Class A Common Stock at $2.00 per share.

    The holders of the issued and outstanding shares of the Company's voting stock approved of the Board's resolution on November 9, 2000.

    On January 20, 1999, the Company's Board of Directors declared an 83,378.37838 to 1 stock split and increased the Company's authorized capital to
65.0 million shares, of which 32.5 million have been designated as Class A Voting Common Stock and 32.5 million have been designated as Class B Non-Voting Common Stock. As of January 20, 1999 and December 31, 2000, there were
27.6 million shares of Class A Voting Common Stock outstanding and 27.6 million shares of Class B Non-Voting Common Stock outstanding. In conjunction with the stock split, the Company's board of directors reduced the par value of both the Class A Voting shares and Class B Non-Voting shares to $0.01 per share.

    The Company's articles of incorporation previously authorized 20,000 shares of $1.00 par value Class A Voting shares and 20,000 shares of $1.00 par value Class B Non-Voting shares. At December 31, 1998, 740 Class A Voting shares and 740 Class B Non-Voting shares were outstanding.

NOTE 5--INVENTORIES

    Inventories are as follows:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Raw materials.............................................  $10,663    $ 9,916
Finished goods............................................   37,343     44,149
Allowance for obsolete and slow-moving inventory..........     (999)      (822)
                                                            -------    -------
Total inventories.........................................  $47,007    $53,243
                                                            =======    =======

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 6--EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

    Equipment and leasehold improvements are as follows:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Machinery and equipment...................................  $27,435    $26,791
Office furniture and equipment............................   10,565      9,606
Automobiles, trucks and aircraft..........................    6,067      9,573
Leasehold improvements....................................    7,043      6,848
                                                            -------    -------
                                                             51,110     52,818
Less: accumulated depreciation............................   26,374     24,958
                                                            -------    -------
                                                            $24,736    $27,860
                                                            =======    =======

    Depreciation expense was $5,050, $4,495, and $3,624 in 2000, 1999, & 1998,
respectively.

NOTE 7--OTHER ASSETS

    Other assets are as follows:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Goodwill..................................................  $ 7,988    $ 7,988
Accumulated amortization..................................   (2,175)    (1,964)
                                                            -------    -------
                                                              5,813      6,024
                                                            -------    -------
Deferred financing fees...................................   18,067     16,184
Accumulated amortization..................................   (4,411)    (1,991)
                                                            -------    -------
                                                             13,656     14,193
                                                            -------    -------
Other.....................................................      618        653
                                                            -------    -------
Total other assets........................................  $20,087    $20,870
                                                            =======    =======

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 8--ACCRUED EXPENSES

    Accrued expenses are as follows:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Amounts due certain shareholders for recapitalization
  costs...................................................  $    --    $13,000
Advertising and promotional...............................    5,520      4,324
Dursban charge............................................    6,066         --
Interest..................................................    3,886      3,840
Cash overdraft............................................    6,181      2,078
Dividend payable..........................................      320         --
Severance charges.........................................    1,010      1,805
Settlement charges and litigation.........................       52        114
Other.....................................................    1,756      2,303
                                                            -------    -------
Total accrued expenses....................................  $24,791    $27,464
                                                            =======    =======

NOTE 9--LONG-TERM DEBT AND CREDIT FACILITIES

    Long-term debt is comprised of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Senior Credit Facility:
  Term loan A...........................................  $ 48,430   $ 62,500
  Term loan B...........................................   135,878    148,125
  Revolving credit facility.............................    15,000         --
9 7/8% Series B Registered Senior Subordinated Notes....   150,000    150,000
                                                          --------   --------
                                                           349,308    360,625
Less portion due within one year........................   (20,308)    (5,750)
                                                          --------   --------
Total long-term debt net of current portion.............  $329,000   $354,875
                                                          ========   ========

    The Senior Credit Facility was provided by NationsBank, N.A., Morgan Stanley Senior Funding, Inc. and CIBC Inc. and consists of (i) a $110,000 revolving credit facility (the "revolving credit facility"), under which no borrowings were outstanding at the closing of the Recapitalization; (ii) a $75,000 term loan facility ("Term Loan A"); and (iii) a $150,000 term loan facility ("Term Loan B"). The revolving credit facility and Term Loan A mature in January 2005, and Term Loan B matures in January 2006. The revolving credit facility is subject to a clean-down period during which the aggregate amount outstanding under the revolving credit facility shall not exceed $10.0 million for 30 consecutive days occurring during the period between August 1 and November 30 in each calendar year.

    The principal amount of Term Loan A is to be repaid in twenty-three consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2005. The principal amount of Term Loan B is to be repaid in twenty-seven consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2006.

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 9--LONG-TERM DEBT AND CREDIT FACILITIES (CONTINUED)
    The Senior Credit Facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative convenants put restrictions on levels of investments, indebtedness, insurance and capital expenditures. Financial covenants require the maintenance of certain financial ratios at defined levels. At December 31, 1999, the Company was not in compliance with certain financial covenants. On January 24, 2000 the Senior Credit Facility agreement was amended to provide new provisions for financial covenant requirements and a waiver of the covenants requirements at December 31, 1999. The amendment contains provisions for the increase in interest rates upon reaching certain maximum leverage ratios. As part of the amended agreement, the Company paid bank fees of $862, which have been reflected as deferred financing fees in January 2000 and amortized over the life of the debt as interest expense.

    On September 30, 2000, the Company was not in compliance with certain financial covenants. On November 9, 2000, the Senior Credit Facility was amended to provide new financial covenant and a waiver of certain covenants at September 30, 2000. As a condition to the effectiveness of this amendment and waiver, the Company agreed to the following items:

    1. The Company agreed to terminate $30,000 of the Revolving Credit Facility under the credit agreement, thereby reducing the Revolving Credit Facility from $110,000 to $80,000.

    2. The Company agreed to sell Common Stock and/or permitted Preferred Stock to UIC Holding, L.L.C. for net cash proceeds equal to $15,000, which net cash proceeds have been applied to the prepayment of Term Loan advances.

    3. Interest rate increase will range from 25 to 75 basis points higher than the previous Revolving Credit Facility.

    On November 8, 2000, the Company Board of Directors authorized the creation of 15,000 shares of Class A Preferred Stock to be sold to UIC Holdings L.L.C. at a price of $1,000 per share.

    Under the new covenants, interest on the revolving credit facility, Term Loan A and Term Loan B ranges from 250 to 400 basis points above LIBOR depending on certain financial ratios. Unused commitments under the revolving credit facility are subject to a 50 basis point annual commitment fee. LIBOR was 6.64% at December 31, 2000. The company was in compliance with all covenants at December 31, 2000.

    The Senior Credit Facility may be prepaid at any time in whole or in part without premium or penalty. During 2000, principal payments on Term Loans A and B of $14.1 million and $12.2 million, respectively, were paid, which included optional principal prepayments of $4.1 million and $10.8 on Term Loan A and Term Loan B, respectively. According to the Senior Credit Facility Agreement, each prepayment on Term Loan A and Term Loan B can be applied to the next principal repayment installments. Management intends to pay a full year of principal repayment installments in 2001 in accordance with the Senior Credit Facility agreement.

    Substantially all of the properties and assets of the Company and substantially all of the properties and assets of the Company's future domestic subsidiaries secure obligations under the Senior Credit Facility.

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 9--LONG-TERM DEBT AND CREDIT FACILITIES (CONTINUED)
    The Senior Subordinated Facility was redeemed through the issuance of 9 7/8% Senior Subordinated Notes due April 1, 2009. In connection with this redemption, the Company incurred an extraordinary loss from the early extinguishment of debt, net of tax of $2,325. In the fourth quarter of 1999, the Company exchanged the 9 7/8% Senior Subordinated Notes for new notes registered under the securities act of 1933. The new notes are substantially identical to the old notes.

    $15 million were outstanding under the $80.0 million Revolving Credit Facility at December 31, 2000.

    There were no compensating balance requirements for the $80.0 million Revolving Credit Facility at December 31, 2000.

    The carrying amount of the Company's obligation under the Senior Credit Facility approximates fair value because the interest rates are based on floating interest rates identified by reference to market rates. The fair value of the 9 7/8% Senior Subordinated Notes was $76,500 at December 31, 2000 based on the quoted market price of the notes at that date.

    Aggregate maturities under the Senior Credit Facility (excluding the revolving credit facility) and the Senior Subordinated Notes are as follows:

2001........................................................  $  5,307
2002........................................................    10,615
2003........................................................    15,804
2004........................................................    17,533
2005........................................................   102,382
Thereafter..................................................   182,666
                                                              --------
                                                              $334,307
                                                              ========

NOTE 10--TREASURY STOCK

    On January 20, 1999, the Company redeemed all of its treasury stock on hand. (See Note 2--Recapitalization of the Company and other matters)

    On January 30, 1998, the Company purchased 120 shares, which represented all of the outstanding Common stock of three stockholders for cash of $1,173 and shareholder notes totaling $4,645. In 1998, the Treasury stock was revalued, resulting in a decrease of $231 in the value of treasury stock.

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

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 11--INCOME TAXES (CONTINUED)
    In conjunction with the Recapitalization, the Company converted to a "C" corporation and was subject to federal income tax in 1999. The impact of the conversion to a "C" corporation was a charge of $2,062, which has been reflected as income tax expense in the accompanying financial statements.

    The income tax expense was allocated as follows for the year ended:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Income from continuing operations...........................    $134      $4,257
Extraordinary item..........................................      --      (1,425)
                                                                ----      ------
    Total income tax expense................................    $134      $2,832
                                                                ====      ======

    Income tax expense is as follows for the year ended:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Current:
  Federal...................................................   $   --     $   --
  State and local...........................................       --         --
                                                               ------     ------
    Total current...........................................       --         --
                                                               ------     ------
Deferred:
  Federal...................................................    1,078      2,569
  State and local...........................................      293        487
  C-Corporation conversion charge...........................       --      2,062
  Valuation allowance release...............................   (1,237)    (2,286)
                                                               ------     ------
    Total deferred..........................................      134      2,832
                                                               ------     ------
Total income tax expense....................................   $  134     $2,832
                                                               ======     ======

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 11--INCOME TAXES (CONTINUED)
    Income tax expense attributable to the income (loss) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to the income (loss) from operations by the following amounts:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Computed "expected" tax expense (benefit).................  $   523    $(1,755)
Tax effect of:
  Non-deductible recapitalization transaction fees........       --      3,742
  Pre-Recapitalization loss as an "S" corporation.........       --      1,684
  Non-deductible goodwill.................................       --         77
  Non-deductible meals & entertainment expenses...........       62         35
  C-Corporation conversion charge.........................       --      2,062
  Valuation allowance release.............................   (1,237)    (2,286)
  State and local taxes (net of Federal tax benefit)......      786        698
                                                            -------    -------
    Total tax expense on income from continuing
      operations..........................................  $   134    $ 4,257
                                                            =======    =======

    Deferred income taxes are as follows for the year ended:

                                                            DECEMBER 31,
                                                        ---------------------
                                                          2000        1999
                                                        ---------   ---------
Deferred tax assets:
  Goodwill............................................  $ 203,693   $ 219,361
  NOL carryforward....................................     24,149      10,954
  Inventories.........................................        253         186
  Deferred compensation...............................      1,026       1,026
  Severance accruals..................................        384         686
  Dursban charge......................................      2,305          --
  Other accruals......................................        206         485
                                                        ---------   ---------
  Gross deferred tax assets...........................    232,016     232,698
                                                        ---------   ---------
  Valuation allowance.................................   (113,921)   (115,158)
                                                        ---------   ---------
Total deferred tax assets.............................    118,095     117,540
                                                        ---------   ---------
Deferred tax liabilities:
  Equipment and leasehold improvements................     (3,158)     (2,858)
                                                        ---------   ---------
  Net deferred tax assets.............................  $ 114,937   $ 114,682
                                                        =========   =========

    The temporary difference for goodwill results from the step up in tax basis due to the Recapitalization while maintaining historical basis for book purposes. This benefit will be utilized over 15 years. Based on historical levels of income and the length of time required to utilize this benefit, a valuation allowance representing 50% of the total benefit has been established. The valuation allowance releases of $1,237 and $2,286 were recorded to 2000 and 1999 income tax expense,

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 11--INCOME TAXES (CONTINUED)
respectively, to maintain the 50% valuation allowance against goodwill and the NOL carryforward created in 1999.

    Deferred income tax assets and liabilities are reflected in the balance sheet are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Prepaid expenses, net...................................  $  1,332   $  1,272
Deferred income tax, net................................   113,605    113,410
                                                          --------   --------
                                                          $114,937   $114,682
                                                          ========   ========

NOTE 12--STOCK OPTIONS

1999 STOCK OPTION PLAN

    In connection with the Recapitalization, the Company instituted the 1999 Stock Option Plan (the 1999 Plan), which is administered by a committee of the Company's Board of Directors. The Plan was designed as an incentive plan for selected employees and directors of the Company. The option pool under the Plan consists of an aggregate of 4,000,000 shares of the Company's common stock that may consist of shares of the Company's Class A Voting Common Stock, par value $0.01, the Company's Class B Non-Voting Common Stock, par value $0.01, or some combination of Class A Voting Common Stock and Class B Non-Voting Common Stock. A portion of the options become exercisable ratably over a five-year period beginning on the date of grant. The remaining portion the options are vested based upon attainment of certain financial and performance objectives, with a maximum vesting period of 10 years.

    Changes in stock options outstanding at December 31, 2000 are summarized below:

                                                             SHARES      PRICE
                                                            ---------   --------
Outstanding at December 31, 1999..........................  2,955,000    $5.00

Granted...................................................    527,500     5.00
Exercised.................................................         --     5.00
Cancelled.................................................   (386,000)    5.00
                                                            ---------
Outstanding at December 31, 2000..........................  3,096,500    $5.00
                                                            =========

    At December 31, 2000, 903,500 shares were available for future grants and 194,695 shares were vested and exercisable under the Plan.

    The Company has elected to account for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and not the fair value method as provided by FAS 123, "Accounting and Disclosure of Stock -Based Compensation." Under APB 25, because the exercise price of the Company's employee stock options equals the estimated fair value of the underlying stock on the grant date, no compensation expense is recognized

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 12--STOCK OPTIONS (CONTINUED)
    Pro Forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value of these options estimated at the date of grant using the Black-Scholes option-pricing model was $1.59. The weighted average fair value of the 2000 options granted is estimated on the date of grant using the following assumption: expected volatility of 0%, risk-free interest rate of 6.52%, no dividend yield and an expected life of 5 or 10 years.

    Because the Company's employee stock options have characteristics different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's judgment, applying the provisions of FAS 123 does not necessarily provide a reliable single measure of the fair value of its stock options. It is also not likely that the current pro forma net income (loss) will be representative of pro forma net income (loss) in future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period.

    The Company's pro forma information is as follows:

                                                             2000       1999
                                                           --------   --------
Pro Forma Net Income/(Loss)..............................  $   867    $(12,064)

2001 STOCK OPTION PLAN

    During 2000, the Company instituted the 2001 Stock Option Plan, which is administered by the Compensation Committee of the Company's board of directors. The 2001 Stock Option Plan was designed as an incentive to selected employees, officers and directors to acquire proprietary interest in the Company. The options are not designed to be incentive stock options within the meaning of
Section 422 of the U.S. Internal Revenue Code of 1986, as amended. The option pool under the 2001 Stock Option Plan consists of an aggregate of 5,800,000 shares of the Company's common stock that may consist of shares of the Company's Class A Voting Common Stock, the Company's Class B Non-Voting Common Stock or some combination of Class A Voting Common Stock and Class B Non-Voting Common Stock. The options to purchase shares of common stock are subject to vesting schedules, which are both time and performance based. Unvested options are forfeited upon termination of employment.

NOTE 13--DEFERRED COMPENSATION PLANS

    The Company has a 401(k) savings plan, which covers substantially all of its employees with six months or more of continuous service. The 401(k) feature allows participants to defer a portion of eligible compensation on a tax-deferred basis. The plan provides for the Company to match 50% of each employee's voluntary contribution up to 6% of gross earnings. The matching amount increases to 75% after ten years of service. The matching contribution amounted to $551, $467, and $239 for 2000, 1999, and 1998 respectively.

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 13--DEFERRED COMPENSATION PLANS (CONTINUED)
    The Company also sponsors a deferred compensation plan for certain members of senior management. The plan allows participants to contribute an unlimited amount of earnings to the plan. The Company does not match contributions to this plan.

NOTE 14--TRANSACTIONS WITH RELATED PARTIES

    In connection with the Recapitalization Agreement, the Company entered into a professional service agreement with the Thomas H. Lee Company. The agreement extends for a term of three years, beginning January 20, 1999, and automatically extends for successive one-year periods thereafter, unless the parties give
30 days' notice prior to the end of the term. Under the agreement, the Thomas H. Lee Company will receive $62.5 per month for management and other consulting services provided to the Company. The agreement also provides that the Company will reimburse out-of-pocket expenses incurred in connection with management advisory services. During 2000, the Company paid $750 under this agreement, which is reflected in selling, general and administrative expenses in the accompanying statement of operations. During 1999, the Company paid $710 under this agreement.

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

NOTE 15--CONCENTRATION OF CREDIT RISKS, EXPOSURES AND FINANCIAL INSTRUMENTS

    Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade accounts receivable. The Company is heavily dependent on three customers for a substantial majority of its sales. These three customers accounted for approximately 57%, 61%, and 57% of net sales for 2000, 1999, and 1998 respectively. At December 31, 2000, accounts receivable from these four customers were 58% of total accounts receivable. (See Note 18--Segment information)

    The Company performs ongoing credit evaluations of its customers' financial conditions and generally does not require collateral from its customers. The Company maintains allowances for potential credit losses, and such losses have generally been within management's expectations.

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

NOTE 16--COMMITMENTS

    The Company leases the majority of its operating facilities from Rex Realty, Inc., a company owned by a significant shareholder of the Company under various operating leases expiring

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 16--COMMITMENTS (CONTINUED)
December 31, 2010. Rent expense under these operating leases was approximately $2,238 during 2000. The Company has options to terminate the leases on a year-to-year basis by giving advance notice of at least twelve months. The Company leases a portion of its operating facilities from the same company under a sublease agreement expiring on December 31, 2005 with minimum annual rentals ranging from $578 to $653. The Company has two five-year options to renew this lease, beginning January 1, 2006. Management believes that the terms and expenses associated with the related party leases described above are similar to those negotiated by unrelated parties at arm's length. Aggregate rent expense amounted to $4,956, $5,228, and $4,367 for 2000, 1999, and 1998, respectively.

    The Company is obligated under other operating leases for use of warehouse space. The leases expire at various dates through December 1, 2006. Five of the leases provide as many as five five-year options to renew.

    The Company entered into a 5-year lease agreement for $5,344 on an aircraft in March 2000. The Company is obligated to make monthly lease payments of $68, with a balloon payment of $3,234 in February 2005. The Company has the option of purchasing the aircraft following the expiration of the lease agreement for a bargain purchase price of $10.

    The following is a summary of future minimum payments under the operating and capital leases described above that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2000.

                                         OPERATING LEASES
                                       --------------------
                                       AFFILIATE    OTHER     CAPITAL LEASE    TOTAL
                                       ---------   --------   -------------   --------
Year Ended December 31,
2001.................................   $ 2,276    $ 2,614       $   818      $ 5,708
2002.................................     2,322      2,662           818        5,802
2003.................................     2,380      2,479           818        5,677
2004.................................     2,445      1,906           818        5,169
2005.................................     2,519      1,575         3,343        7,437
Thereafter...........................    13,034        477            --       13,511
                                        -------    -------       -------      -------
Total minimum lease payments.........   $24,976    $11,713       $ 6,615       43,304
                                        =======    =======                    =======
Less amount representing interest....                             (1,622)
                                                                 -------
Present value of net minimum lease
  payments...........................                            $ 4,993
                                                                 =======

NOTE 17--CONTINGENCIES

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

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 17--CONTINGENCIES (CONTINUED)
    Management believes the possibility of a material adverse effect on the Company's consolidated financial position, results of operations and cash flows from the claims and proceedings described above is remote.

NOTE 18--DURSBAN CHARGE

    During 2000 the US Environmental Protection Agency and manufacturers of chlorpyrifos (the active ingredient in Dursban pesticidal products) entered into a voluntary agreement that provides for the withdrawal of virtually all residential uses of Dursban. Formulation of new Dursban products intended for residential use must cease by December 1, 2000, and formulators can no longer sell such products to retailers after February 1, 2001. Retailers will no longer be able to sell Dursban products after December 31, 2001. A charge of $8,000 was recorded in September of 2000 for costs associated with this agreement.

    Details of this charge and the accrual balances remaining are as follows:

                                     THIRD QUARTER   AMOUNTS UTILIZED     AMOUNT TO BE
                                      2000 CHARGE      DURING 2000      UTILIZED IN 2001
                                     -------------   ----------------   ----------------
Customer returns and markdowns.....      $5,415           $  906             $4,509
Inventory..........................       1,370              252              1,118
Disposal and related costs.........       1,215              776                439
                                         ------           ------             ------
                                         $8,000           $1,934             $6,066
                                         ======           ======             ======

NOTE 19--SEGMENT INFORMATION

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

VALUE BRANDS

    - Spectracide-Registered Trademark---consumer lawn and garden pesticides;

    - Spectracide Terminate-TM---consumer termite killing system;

    - Spectracide Pro-Registered Trademark---professional lawn and garden and pest control products;

    - Hot Shot-Registered Trademark---household insecticides;

    - Cutter-Registered Trademark---consumer insect repellents; and

    - Peters-Registered Trademark---consumer water-soluble fertilizers.

OPENING PRICE POINT BRANDS

    - Real-Kill-Registered Trademark---opening price point brand at Home Depot;

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 19--SEGMENT INFORMATION (CONTINUED)
    - No-Pest-Registered Trademark---opening price point brand at Lowe's; and

    - Krid-Registered Trademark- and Kgro-Registered Trademark---opening price point brand at Kmart.

    The Company sells and distributes both its value and opening price point brands to its four largest customers. Net sales to the Company's four largest customers were as follows:

                                                                 FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                        ------------------------------------
                                                          2000          1999          1998
                                                        --------      --------      --------
Customer A............................................     23%           31%           26%
Customer B............................................     19%           15%           17%
Customer C............................................     15%           15%           14%

    No other customers represented more than 10% of 2000, 1999 or 1998 net sales.

NOTE 20--UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                          YEAR ENDED DECEMBER 31, 2000
                                              ----------------------------------------------------
                                               FIRST      SECOND     THIRD      FOURTH     TOTAL
                                              --------   --------   --------   --------   --------
Net sales...................................  $ 88,546   $123,508   $51,080    $ 25,484   $288,618
Operating (loss) income.....................    15,419     34,299    (2,582)     (4,670)    42,466
(Loss) income from continuing operations....     3,817     18,455    (7,582)    (13,331)     1,359
Net (loss) income...........................  $  3,817   $ 18,455   $(7,582)   $(13,331)  $  1,359

                                                          YEAR ENDED DECEMBER 31, 1999
                                              ----------------------------------------------------
                                               FIRST      SECOND     THIRD      FOURTH     TOTAL
                                              --------   --------   --------   --------   --------
Net sales...................................  $ 96,593   $131,690   $53,536    $ 22,229   $304,048
Operating (loss) income.....................    (2,255)    32,581     7,772      (7,890)    30,208
(Loss) income from continuing operations....   (12,880)    18,063    (2,941)    (11,514)    (9,272)
Net (loss) income...........................  $(15,205)  $ 18,063   $(2,941)   $(11,514)  $(11,597)

    Due to the seasonal nature of the Company's business, net sales in the first and second quarters exceed net sales in the third and fourth quarters.

    During the third quarter of 2000 the US Environmental Protection Agency and manufacturers of chlorpyrifos (the active ingredient in Dursban pesticidal products) entered into a voluntary agreement that provides for the withdrawal of virtually all residential uses of Dursban. Formulation of new Dursban products intended for residential use must cease by December 1, 2000, and formulators can no longer sell such products to retailers after February 1, 2001. Retailers will no longer be able to sell Dursban products after December 31, 2001. A charge of $8,000 was recorded in September of 2000 for costs associated with this agreement.

    During the first quarter of 1999, the Company recorded various non-recurring charges to operations as follows: (i) $10,690 in recapitalization transaction fees and expenses; (ii) change of control bonuses to some members of senior management totaling $8,645; (iii) $1,100 to cost of goods sold for the write-off of its "Citri-Glow" candle inventory; (iv) $900 related to deductions taken by

                         UNITED INDUSTRIES CORPORATION

                             (DOLLARS IN THOUSANDS)

NOTE 20--UNAUDITED QUARTERLY FINANCIAL INFORMATION (CONTINUED) customers for advertising and promotional spending in excess of contractual obligations; and (v) $1,500 to primarily reserve for the expected cost of an adverse judgement on a counterclaim.

    In the second quarter of 1999, the Company recorded a severance charge of $1,606 as a result of the President and Chief Executive Officer terminating employment with the Company. In the fourth quarter of 1999, the Company recorded a severance charge of $840 as a result of the Senior Vice President, Sales terminating employment with the Company.

NOTE 21--SHIPPING AND HANDLING COST

    Shipping and handling costs are included in the selling, general and administrative expenses line item on the Company's Statement of Operations. The amount is $12,859, $13,253 and $12,659 for 2000, 1999 and 1998, respectively.
The remaining shipping and handling cost are included in the cost of goods sold line item.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       UNITED INDUSTRIES CORPORATION

Dated: April 2, 2001                                   By:             /s/ ROBERT L. CAULK
                                                            -----------------------------------------
                                                                  Robert L. Caulk, PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER

                                      ***

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                   SIGNATURES                                  TITLE                      DATE
                   ----------                                  -----                      ----
               /s/ DAVID A. JONES
     --------------------------------------       Chairman of the Board and a
                 David A. Jones                     Director

                                                  Senior Vice President, Chief
                                                    Financial Officer,
             /s/ DANIEL J. JOHNSTON                 Information Systems, Legal
     --------------------------------------         and Administration (Principal
               Daniel J. Johnston                   Financial and Accounting
                                                    Officer)

              /s/ MATTHEW MCCARTHY
     --------------------------------------       Vice President, General
                Matthew McCarthy                    Counsel & Secretary

                /s/ HUNTER BOLL
     --------------------------------------       Director
                  Hunter Boll

              /s/ SCOTT A. SCHOEN
     --------------------------------------       Director
                Scott A. Schoen

             /s/ CHARLES A. BRIZIUS
     --------------------------------------       Director
               Charles A. Brizius

               /s/ DAVID C. PRATT
     --------------------------------------       Director
                 David C. Pratt

                                 EXHIBIT INDEX

(a) Exhibits.

 3.1    Amended and Restated Certificate of Incorporation of the
        Company, dated January 13, 1999.

 3.2    Certificate of Amendment of the Company, dated January 20,
        1999.

 3.3    Certificate of Amendment of the Company dated November 9,
        2000.

 3.4    By-laws of the Company.

 4.1 Securities Purchase Agreement, dated as of March 19, 1999, among the Company, CIBC Oppenheimer Corp. and NationsBanc
        Montgomery Securities L.L.C.

 4.2 Indenture, dated as of March 24, 1999, between the Company and State Street Bank and Trust Company as Trustee with respect to the 9 7/8% Senior Subordinated Notes due 2009
        (including the form of 9 7/8% Senior Subordinated Notes).

 4.3 Registration Rights Agreement, dated as of March 24, 1999, among the Company, CIBC Oppenheimer Corp. and NationsBanc
        Montgomery Securities L.L.C.

10.1    United Industries Corporation Deferred Compensation Plan.

10.2 Management Agreement, dated as of January 20, 1999, between the Company and Stephen R. Brian.+

10.3 Management Agreement, dated as of January 20, 1999, between the Company and Richard A. Bender.+

10.4 Management Agreement, dated as of January 20, 1999, between the Company and William P. Johnson.+

10.5 Management Agreement, dated as of January 20, 1999, between the Company and Daniel J. Johnston.+

10.6 Consulting Agreement, dated as of January 20, 1999, between the Company and David A. Jones.

10.7    United Industries Corporation 1999 Stock Option Plan.

10.8    United Industries Corporation 2001 Stock Option Plan.

10.9 Stock Option Agreement, dated as of January 20, 1999, between the Company and Stephen R. Brian.+

10.10 Stock Option Agreement, dated as of January 20, 1999, between the Company and Richard A. Bender.+

10.11 Stock Option Agreement, dated as of January 20, 1999, between the Company and William P. Johnson.+

10.12 Stock Option Agreement, dated as of January 20, 1999, between the Company and Daniel J. Johnston.+

10.13 Stock Option Agreement, dated as of January 20, 1999, between the Company and David A. Jones.+

10.14 Stockholders Agreement, dated as of January 20, 1999, among the Company and the Stockholders (as defined therein). +

10.15   Professional Services Agreement, dated as of January 20,
        1999, between THL Equity Advisors IV, L.L.C., Thomas H. Lee
        Capital, L.L.C. and the Company.

10.16   Amended and Restated Credit Agreement dated as of March 24,
        1999 among the Company, NationsBanc Montgomery Securities
        LLC, Morgan Stanley Senior Funding, Inc., Canadian Imperial
        Bank of Commerce, NationsBank, N.A., the Initial Lenders (as defined therein), the Swing Line Bank (as defined therein) and the Initial Issuing Bank (as defined therein).+

10.17   Office Lease, dated as of June 15, 1987, between Mid-County
        Trade Center Investment Company Limited Partnership, Moran
        Foods and Moran Foods Inc.+

10.18 First Amendment dated as of August 31, 1987 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center
        Investment Company Limited Partnership, Moran Foods and
        Moran Foods Inc.

10.19 Second Amendment dated as of March 2, 1990 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center
        Investment Company Limited Partnership, Moran Foods and
        Moran Foods Inc.

10.20 Third Amendment dated as of April 3, 1992 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center
        Investment Company Limited Partnership, Moran Foods and
        Moran Foods Inc.

10.21 Fourth Amendment dated as of June 6, 1994 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center
        Investment Company Limited Partnership, Moran Foods and
        Moran Foods Inc.

10.22 Fifth Amendment dated as of October 1, 1996 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center
        Investment Company Limited Partnership, Moran Foods and
        Moran Foods Inc.

10.23   Lease, dated as of October 13, 1995, between First
        Industrial Financing Partnership LP and Rex Realty Co.+

10.24   Sublease, dated as of October 13, 1995, between Rex Realty
        Co. and the Company.+

10.25   Lease, dated as of December 1, 1995, between Rex Realty Co.
        and the Company.+

10.26   Lease, dated as of November 27, 1989, between Rex Realty Co.
        and the Company.+

12.1    Statement Regarding Computation of Ratio of Earnings to
        Fixed Charges.

99.1    Form of Letter of Transmittal.

99.2    Form of Letter of Notice of Guaranteed Delivery.

99.3    Form of Tender Instructions.

------------------------

+ The Company agrees to furnish supplementary to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.