Form 10-Q
period 2001-03-31
UNITED INDUSTRIES CORP
filed 2001-05-15
CIK 1083200

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM TO ______________ TO ______________

                         COMMISSION FILE NO. 333-76055

                            ------------------------

                         UNITED INDUSTRIES CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     43-1025604
    (State or other jurisdiction of            (I.R.S Employer Identification No.)
    incorporation or organization)

                              8825 PAGE BOULEVARD
                           ST. LOUIS, MISSOURI 63114
          (Address of principal executive office, including zip code)

                                 (314) 427-0780
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of March 31, 2001, the Registrant had 27,624,000 Class A voting and 27,624,000 Class B non-voting shares of common stock outstanding and 15,000 non-voting shares of Class A preferred stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1
                             FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         UNITED INDUSTRIES CORPORATION
                                 BALANCE SHEETS
                 MARCH 31, 2001 AND 2000, AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              MARCH 31,   MARCH 31,   DECEMBER 31,
                                                                2001        2000          2000
                                                              ---------   ---------   ------------
                                              ASSETS

Current assets:
  Cash and cash equivalents.................................  $     --    $     --     $      --
  Accounts receivable (less allowance for doubtful accounts
    of $1,164 and $1,187 at March 31, 2001 and 2000 and $777
    at December 31, 2000)...................................    70,769      70,083        19,944
  Inventories...............................................    48,618      56,250        47,007
  Prepaid expenses..........................................     5,204       2,854         6,357
                                                              ---------   ---------    ---------
    Total current assets....................................   124,591     129,187        73,308

Equipment and leasehold improvements, net...................    24,068      33,590        24,736
Deferred income tax.........................................   116,763     116,268       116,763
Other assets................................................    19,358      21,123        20,087
                                                              ---------   ---------    ---------
    Total assets............................................  $284,780    $300,168     $ 234,894
                                                              =========   =========    =========

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of long-term debt and capital lease
    obligation..............................................  $  5,684    $  6,820     $   5,675
  Accounts payable..........................................    31,114      30,103        18,625
  Accrued expenses..........................................    27,177      38,957        24,791
  Short-term borrowings.....................................    47,500      35,550        15,000
                                                              ---------   ---------    ---------
    Total current liabilities...............................   111,475     111,430        64,091

Long-term debt..............................................   326,346     352,000       329,000
Capital lease obligation....................................     4,528      13,169         4,626
Other liabilities...........................................     9,532       6,555         7,940
                                                              ---------   ---------    ---------
    Total liabilities.......................................   451,881     483,154       405,657

Stockholders' deficit
  Common Stock (27.6 million shares of $0.01 par value Class
    A and 27.6 million $0.01 par value Class B).............       554         554           554
  Preferred Stock (15,000 shares of $0.01 par value Class
    A)......................................................        --          --            --
  Warrants..................................................     2,784          --         2,784
  Additional paid-in capital................................   139,081     126,865       139,081
  Accumulated deficit.......................................  (306,820)   (307,705)     (310,482)
  Common stock held in grantor trust........................    (2,700)     (2,700)       (2,700)
                                                              ---------   ---------    ---------
    Total stockholders' deficit.............................  (167,101)   (182,986)     (170,763)
                                                              ---------   ---------    ---------
    Total liabilities and stockholders' deficit.............  $284,780    $300,168     $ 234,894
                                                              =========   =========    =========

                See accompanying notes to financial statements.

                         UNITED INDUSTRIES CORPORATION
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Sales before promotion expense..............................  $88,436    $88,546
Promotion expense...........................................    8,517      7,651
                                                              -------    -------
Net sales...................................................   79,919     80,895
                                                              -------    -------
Operating costs and expenses:
  Cost of goods sold........................................   43,959     43,837
  Selling, general and administrative expenses..............   20,064     21,639
                                                              -------    -------
  Total operating costs and expenses........................   64,023     65,476
                                                              -------    -------
Operating income............................................   15,896     15,419
Interest expense............................................   10,013     10,605
                                                              -------    -------
Income before provision for income taxes....................    5,883      4,814
Income tax expense..........................................    1,647        997
                                                              -------    -------
Net income..................................................  $ 4,236    $ 3,817
                                                              =======    =======

                See accompanying notes to financial statements.

                         UNITED INDUSTRIES CORPORATION
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities:
  Net income................................................  $  4,236   $  3,817
  Adjustments to reconcile net income to net cash used by
    operating activities:
    Depreciation and amortization...........................     1,199      1,447
    Amortization of deferred financing fees.................       673        565
    Provision for deferred income tax expense...............     1,647        997
    Changes in assets and liabilities:
      Increase in accounts receivable.......................   (50,825)   (50,918)
      Increase in inventories...............................    (1,611)    (3,007)
      Decrease in prepaid expenses..........................     1,153        647
      Increase in accounts payable and accrued expenses.....    18,652     16,089
      Decrease in Dursban charge............................    (4,350)        --
      Decrease in other assets..............................        17         29
      Other, net............................................       (62)        75
                                                              --------   --------
        Net cash used by operating activities...............   (29,271)   (30,259)

Investing activities:
  Purchases of equipment and leasehold improvements.........      (486)    (1,254)
                                                              --------   --------
        Net cash used by investing activities...............      (486)    (1,254)

Financing activities:
  Debt issuance costs.......................................        --       (902)
  Proceeds from the issuance of debt........................    32,500     35,550
  Repayment of borrowing on revolver and other debt.........    (2,743)    (3,135)
                                                              --------   --------
        Net cash provided by financing activities...........    29,757     31,513

Net increase (decrease) in cash and cash equivalents........        --         --
Cash and cash equivalents--beginning of period..............        --         --
                                                              --------   --------
Cash and cash equivalents--end of period....................  $     --   $     --
                                                              ========   ========
Noncash financing activity:
  Execution of capital lease................................  $     --   $  5,344
  Dividends declared........................................  $    573   $     --

                See accompanying notes to financial statements.

                         UNITED INDUSTRIES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of United Industries Corporation (the "Company") for the year ended December 31, 2000. Certain balance sheet accounts have been reclassified from the March 31, 2000 balance sheets in order to provide a consistent comparison with the March 31, 2001 balance sheet.

NOTE 2--INVENTORIES

    Inventories are as follows:

                                               MARCH 31,   MARCH 31,   DECEMBER 31,
                                                 2001        2000          2000
                                               ---------   ---------   ------------
Raw materials................................   $ 9,633     $10,142       $10,663
Finished goods...............................    40,602      47,134        37,343
Allowance for obsolete and slow-moving
  inventory..................................    (1,617)     (1,026)         (999)
                                                -------     -------       -------
Total inventories............................   $48,618     $56,250       $47,007
                                                =======     =======       =======

NOTE 3--EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements are as follows:

                                               MARCH 31,   MARCH 31,   DECEMBER 31,
                                                 2001        2000          2000
                                               ---------   ---------   ------------
Machinery and equipment......................   $27,663     $27,195       $27,435
Office furniture and equipment...............    10,808       9,077        10,565
Automobiles, trucks and aircraft.............     6,062      15,521         6,067
Leasehold improvements.......................     7,062       6,878         7,043
                                                -------     -------       -------
                                                 51,595      58,671        51,110

Less: accumulated depreciation...............    27,527      25,081        26,374
                                                -------     -------       -------
                                                $24,068     $33,590       $24,736
                                                =======     =======       =======

NOTE 4--OTHER ASSETS

    Other assets are as follows:

                                               MARCH 31,   MARCH 31,   DECEMBER 31,
                                                 2001        2000          2000
                                               ---------   ---------   ------------
Goodwill.....................................   $ 7,175     $ 7,988       $ 7,988
Accumulated amortization.....................    (1,411)     (2,019)       (2,175)
                                                -------     -------       -------
                                                  5,764       5,969         5,813
                                                -------     -------       -------
Deferred financing fees......................    18,067      17,086        18,067
Accumulated amortization.....................    (5,084)     (2,557)       (4,411)
                                                -------     -------       -------
                                                 12,983      14,529        13,656
                                                -------     -------       -------
Other........................................       611         625           618
                                                -------     -------       -------
Total other assets...........................   $19,358     $21,123       $20,087
                                                =======     =======       =======

NOTE 5--ACCRUED EXPENSES

    Accrued expensed are as follows:

                                               MARCH 31,   MARCH 31,   DECEMBER 31,
                                                 2001        2000          2000
                                               ---------   ---------   ------------
Amounts due certain shareholders for
  recapitalization costs.....................   $    --     $13,000       $    --
Advertising and promotional..................     8,502       8,119         5,520
Dursban charge...............................     1,716          --         6,066
Interest.....................................     9,433       8,144         3,886
Cash overdraft...............................     2,336       5,774         6,181
Dividend payable.............................       893          --           320
Severence charges............................       734       1,443         1,010
Settlement charges and litigation............         6          --            52
Other........................................     3,557       2,477         1,756
                                                -------     -------       -------
Total accrued expenses.......................   $27,177     $38,957       $24,791
                                                =======     =======       =======

NOTE 6--LONG-TERM DEBT AND CREDIT FACILITIES

    Long-term debt is comprised of the following:

                                              MARCH 31,   MARCH 31,   DECEMBER 31,
                                                2001        2000          2000
                                              ---------   ---------   ------------
Senior Credit Facility:
  Term Loan A...............................  $ 46,124    $ 60,000      $ 48,430
  Term Loan B...............................   135,530     147,750       135,878
  Revolving Credit Facility.................    47,500      35,550        15,000
9 7/8% Series B Registered Senior
  Subordinated Notes........................   150,000     150,000       150,000
                                              --------    --------      --------
                                               379,154     393,300       349,308
Less portion due within one year............   (52,808)    (41,300)      (20,308)
                                              --------    --------      --------
Total long-term debt net of current
  portion...................................  $326,346    $352,000      $329,000
                                              ========    ========      ========

    The Senior Credit Facility was provided by NationsBank, N.A., Morgan Stanley Senior Funding, Inc. and CIBC Inc. and consists of (i) a $80,000 revolving credit facility (the "Revolving Credit Facility"); (ii) a $75,000 term loan facility ("Term Loan A"); and (iii) a $150,000 term loan facility ("Term Loan B"). The Revolving Credit Facility and Term Loan A matures on January 20, 2005, and Term Loan B matures on January 20, 2006. The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the Revolving Credit Facility shall not exceed $10.0 million for 30 consecutive days occurring during the period between August 1 and November 30 in each calendar year. On March 31, 2001, $47,500 was outstanding under the Revolving Credit Facility. There were no compensating balance requirements for the Revolving Credit Facility at March 31, 2001.

    The principal amount of Term Loan A is to be repaid in twenty-three consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2005. The principal amount of Term Loan B is to be repaid in twenty-seven consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2006.

    The Senior Credit Facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative covenants put restrictions on levels of investments, indebtedness, insurance and capital expenditures. Financial covenants require the maintenance of certain financial ratios at defined levels. At March 31, 2001, the Company was in compliance with all financial covenants.

    Under the covenants, interest on the Revolving Credit Facility, Term Loan A and Term Loan B ranges from 250 to 400 basis points above LIBOR depending on certain financial ratios. Unused commitments under the Revolving Credit Facility are subject to a 50 basis point annual commitment fee. LIBOR was 5.08% at March 31, 2001.

    The Senior Credit Facility may be prepaid at any time in whole or in part without premium or penalty. During fiscal 2000, principal payments on Term Loans A and B of $14.1 million and $12.2 million, respectively, were paid, which included optional principal prepayments of $4.1 million and $10.8 on Term Loan A and Term Loan B, respectively. During the three month period ended March 31, 2001, optional principal prepayments of $2.3 million and $.3 million on Term Loan A and Term Loan B, respectively, were paid. The optional payments were made in order for the Company to remain two quarterly payments ahead. According to the Senior Credit Facility agreement, each prepayment on Term Loan A and Term Loan B can be applied to the next principal repayment installments. Management intends to pay a full year of principal repayment installments in 2001 in accordance with the Senior Credit Facility agreement.

    In November 1999, the Company issued 9 7/8% Senior Subordinated Notes for $150 million that are due April 1, 2009.

    Interest accrues at the rate of 9 7/8% per annum, payable semi-annually on each April 1 and October 1.

    Substantially all of the properties and assets of the Company and substantially all of the properties and assets of the Company's future domestic subsidiaries secure obligations under the Senior Credit Facility.

    The carrying amount of the Company's obligation under the Senior Credit Facility approximate fair value because the interest rates are based on floating interest rates identified by reference to market rates.

    Aggregate maturities under the Senior Credit Facility (excluding the Revolving Credit Facility) and the Senior Subordinated Notes are as follows:

2001 Remainder of year....................................  $  2,654
2002......................................................    10,615
2003......................................................    15,804
2004......................................................    17,533
2005......................................................   102,382
Thereafter................................................   182,666
                                                            --------
                                                            $331,654
                                                            ========

NOTE 7--COMMITMENTS

    The Company leases the majority of its operating facilities from a company owned by a significant shareholder of the Company under various operating leases expiring December 31, 2010. The Company has options to terminate the leases on a year-to-year basis by giving advance notice of at least twelve months. The Company leases a portion of its operating facilities from the same company under a sublease agreement expiring on December 31, 2005. The Company has two five-year options to renew this lease, beginning January 1, 2006. Management believes that the terms and expenses associated with the related party leases described above are similar to those negotiated by unrelated parties at arm's length.

    The Company is obligated under other operating leases for use of warehouse space. The leases expire at various dates through December 1, 2006. The leases provide as many as five five-year options to renew.

NOTE 9--CONTINGENCIES

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

NOTE 10--DURSBAN CHARGE

    During 2000 the US Environmental Protection Agency and manufacturers of chlorpyrifos (the active ingredient in Dursban pesticidal products) entered into a voluntary agreement that provides for withdrawal of virtually all residential uses of Dursban. Formulation of new Dursban products intended for residential use were required to cease by December 1, 2000. Formulators can no longer sell such products to retailers as of February 1, 2001 and retailers will no longer be able to sell Dursban products after December 31, 2001. A charge of $8,000 was recorded in September 2000 for costs associated with this agreement.

    The Company feels that the accrual is adequate and not excessive as of March 31, 2001. Details of this charge and the accrual balances remaining are as follows:

                                              ACCRUAL BALANCES     FIRST QUARTER       AMOUNT TO BE UTILIZED
                                             AT THE END OF 2000   2001 UTILIZATION   DURING REMAINDER OF 2001
                                             ------------------   ----------------   -------------------------
Customer returns and markdowns.............        $4,509              $2,454                   $2,055
Inventory..................................         1,118               1,064                       54
Disposal and related costs.................           439                 832                     (393)
                                                   ------              ------                   ------
                                                   $6,066              $4,350                   $1,716
                                                   ======              ======                   ======

NOTE 11--SHIPPING AND HANDLING COSTS

    Shipping and handling costs are included in the selling, general and administrative expenses line item on the Company's Statements of Operations. The amount is $3,676 and $3,613 for the three months ended March 31, 2001 and 2000, respectively. The remaining shipping and handling cost are included in the cost of goods sold line item.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

    Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risks and other factors set forth under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as well as the following: general economic and business conditions; governmental regulations; industry trends; the loss of major customers or suppliers; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

    The following discussion regarding results of operations refers to net sales, cost of goods sold and selling and general and administrative expenses, which the Company defines as follows:

    - Net sales are gross sales of products sold to customers in accordance with the shipping terms applicable to each sale less any customer discounts from list price and customer returns, and promotion expense of products through cooperative programs with retailers.

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

    The following table sets forth the percentage relationship of certain items in the Company's Statements of Operations to net sales for the three months ended March 31, 2001 and March 31, 2000:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net sales:
Value brands................................................    83.4%      78.4%
Opening price point brands..................................    16.6       21.6
                                                               -----      -----
Total net sales.............................................   100.0      100.0
Operating costs and expenses:
Cost of goods sold..........................................    55.0       54.2
Selling, general and administrative expenses................    25.1       26.7
Total operating costs and expenses..........................    80.1       80.9
                                                               -----      -----
Operating income............................................    19.9       19.1
Interest expense............................................    12.5       13.1
                                                               -----      -----
Income before provision for income taxes....................     7.4        6.0
Income tax expense..........................................     2.1        1.2
                                                               -----      -----
Net income..................................................     5.3%       4.7%
                                                               =====      =====

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

    NET SALES. Net sales decreased 0.1% to $79.9 million for the three months ended March 31, 2001 from $80.9 million for the three months ended March 31, 2000. This decrease was driven by a combination of offsetting factors including:

    - Loss of Kmart Kgro private label business for 2001;

    - Increased sales of Spectracide Terminate-TM-;

    - Increase in promotion expense; and

    - Decreased sales related to products that contain chlorpyrifos.

    Net sales of the Company's value brands increased 5.7% to $66.7 million for the three months ended March 31, 2001 from $63.1 million for the three months ended March 31, 2000. Value brand sales of Spectracide Terminate-TM- increased $4.9 million primarily due to a fast start to the season. The gains achieved by Spectracide Terminate-TM-, were partially offset by loss sales of products that contained chlorpyrifos. During 2000 the US Environmental Protection Agency and manufacturers of chlorpyrifos (the active ingredient in Dursban pesticidal products) entered into a voluntary agreement that provided for the withdrawal of virtually all residential uses of Dursban. The increase in promotion expense was due to growth of the home centers business and grocery channels.

    Net sales of opening price point brands decreased 25.6% to $13.2 million for the three months ended March 31, 2001 from $17.8 million for the three months ended March 31, 2000. The decrease was driven by the loss of Kmart Kgro business that was discontinued in the third quarter of 2000.

    GROSS PROFIT. Gross profit decreased 3.0% to $36.0 million for the three months ended March 31, 2001 compared to $37.0 million for the three months ended March 31, 2000. As a percentage of sales, gross profit decreased to 45.0% for the three months ended March 31, 2001 as compared to 45.8% for the three months ended March 31, 2000. The decrease in gross profit as a percentage of sales was the result of change in sales mix to lower margin products not containing chlorpyrifos. The discontinuance of chlorpyrifos was a result of the fiscal 2000 voluntary withdrawal between US Environmental Protection Agency and manufacturers of chlorpyrifos (the active ingredient in Dursban pesticidal products) providing for the withdrawal of virtually all residential uses of Dursban.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 7.3% to $20.0 million for the three months ended March 31, 2001 from $21.6 million for the three months ended March 31, 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 25.1% for the three months ended March 31, 2001 from 26.7% for the three months ended March 31, 2000. The overall decrease was primarily due to the elimination of selling and marketing expenses of $0.8 for Spectracide Pro-Registered Trademark-, which was a product line that was discontinued for fiscal 2001. The Company also received $0.3 related to merchandising services offered to unrelated companies that carry product in the same home center customers as the Company.

    OPERATING INCOME. Operating income increased 3.1% to $15.9 million for the three months ended March 31, 2001 from $15.4 million for the three months ended March 31, 2000. As a percentage of net sales, operating income increased to 19.9% for the three months ended March 31, 2001 from 19.1% for the three months ended March 31, 2000.

    INCOME TAX EXPENSE. For the three months ended March 31, 2001, the Company's effective income tax rate is 28.0%, which reflects the estimated utilization of the goodwill deduction in fiscal year 2001. The goodwill deduction is related to the step up in tax basis in conjunction with the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has utilized internally generated funds and borrowings under credit facilities to meet ongoing working capital and capital expenditure requirements. As a result of the Recapitalization, the Company has significantly increased cash requirements for debt service relating to the Company's Senior Subordinated Notes and Senior Credit Facility. As of
December 31, 2000, the Company had total debt outstanding of $354.3 million. As of March 31, 2001, the Company had total debt outstanding of $384.1 million. The Company will rely on internally generated funds and, to the extent necessary, borrowings under the Company's Revolving Credit Facility to meet liquidity needs.

    The Company's Senior Credit Facility consists of:

    - The $80.0 million Revolving Credit Facility, under which $47.5 million in borrowings were outstanding at March 31, 2001;

    - The $75.0 million Term Loan A ($46.1 million outstanding at March 31,
      2001); and

    - The $150.0 million Term Loan B ($135.5 million outstanding at March 31,
      2001).

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

    The Company's principal liquidity requirements are for working capital, capital expenditures and debt service under the Senior Credit Facility and the notes. Cash flow from continuing operations provided net cash of approximately $29.3 million, and $30.3 million for the three months ended 2001 and 2000, respectively. Net cash used by operating activities fluctuates during the year as the seasonal nature of the Company's sales results in a significant increase in working capital (primarily accounts receivable and inventory) during the first half of the year, with the second and third quarters being significant cash collection periods.

    In November 1999, the Company issued 9 7/8% Senior Subordinated Notes for $150 million that are due April 1, 2009.

    Interest accrues at the rate of 9 7/8% per annum, payable semi-annually on each April 1 and October 1.

    Capital expenditures are related to the enhancement of the Company's existing facilities and the construction of additional productions and distribution capacity. Cash used for capital was $0.5 million and $1.3 million for the three months ended 2001 and 2000, respectively. In addition, the Company entered into a capital lease agreement in March 2000 for $5.3 million. Cash used for capital expenditures for the remainder of fiscal 2001 is expected to be less than $5.0 million.

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

IMPACT OF FISCAL 2000 VOLUNTARY WITHDRAWAL OF DURSBAN

    During 2000, the U.S. Environmental Protection Agency and manufacturers of chlorpyrifos (the active ingredient in Dursban pesticidal products) entered into a voluntary agreement that provides for withdrawal of virtually all residential uses of Dursban. Formulation of new Dursban products intended for residential use was required to cease by December 1, 2000. Formulators can no longer sell such products to retailers as of February 1, 2001. Retailers will no longer be able to sell Dursban products after December 31, 2001.

    The Company recorded a charge of $8.0 million in September 2000 for costs associated with this agreement. The Company currently has replacement chemicals for Dursban, and the replacement chemicals are currently being used in production of new pesticidal products.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Emerging Issues Task Force (EITF) issued EITF 00-25. This issue addresses when consideration from a vendor to a retailer (a) in connection with the retailer's purchase of the vendor's products or (b) to promote sales of the vendor's products by the retailer should be classified in the vendor's income statement as a reduction of revenue. The Company has adopted EITF 00-25 for fiscal year 2001. The Company has reclassified all trade and co-op promotional expense in the Statements of Operations to net sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE

    The Company is exposed to market risks relating to changes in interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in interest rates.

    The Company manages interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. As of March 31, 2001, variable rate debt was $229.2 million.

    Interest ranges from 250 to 400 basis points above LIBOR depending on certain financial ratios. LIBOR was 5.08% on March 31, 2001.

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

ITEM 2. CHANGES IN SECURITIES. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. No matters were submitted.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    None.

(b) Report on Form 8-K
    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       UNITED INDUSTRIES CORPORATION

Dated: May 15, 2001
                                                       By:            /s/ DANIEL J. JOHNSTON
                                                              ---------------------------------------
                                                             Name:   Daniel J. Johnston
                                                             Title:  SENIOR VICE PRESIDENT AND CHIEF
                                                                     FINANCIAL OFFICER