Form 10-Q
period 2001-06-30
UNITED INDUSTRIES CORP
filed 2001-08-14
CIK 1083200

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
 OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                to

Commission File No. 333-76055

UNITED INDUSTRIES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	43-1025604 (I.R.S Employer Identification No.)

8825 Page Boulevard
St. Louis, Missouri 63114
(Address of principal executive office, including zip code)

(314) 427-0780
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of June 30, 2001, the Registrant had 27,550,000 Class A voting and 27,550,000 Class B non-voting shares of common stock outstanding and 15,000 non-voting shares of Class A preferred stock outstanding.

PART 1

FINANCIAL INFORMATION
ITEM 1. Financial Statements

UNITED INDUSTRIES CORPORATION

BALANCE SHEETS

JUNE 30, 2001 AND 2000, AND DECEMBER 31, 2000

(Dollars in thousands)
(Unaudited)

	June 30,	June 30,	December 31,
	2001	2000	2000
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—
Accounts receivable (less allowance for doubtful accounts of $1,419 and $1,609 at June 30, 2001 and 2000 and $777 at December 31, 2000)	77,040	76,041	19,944
Inventories	38,149	38,899	47,007
Prepaid expenses	4,835	2,924	6,357

Total current assets	120,024	117,864	73,308
Equipment and leasehold improvements, net	24,276	26,336	24,736
Deferred income tax	116,763	116,268	116,763
Other assets	18,632	20,489	20,087

Total assets	$279,695	$280,957	$234,894

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and capital lease obligation	$5,693	$6,096	$5,675
Accounts payable	29,527	24,109	18,625
Accrued expenses	33,887	27,840	24,791
Short-term borrowings	18,550	21,050	15,000

Total current liabilities	87,657	79,095	64,091
Long-term debt	323,693	349,125	329,000
Capital lease obligation	4,428	5,345	4,626
Other liabilities	16,167	11,922	7,940

Total liabilities	431,945	445,487	405,657
Stockholders' deficit
Common Stock (27.6 million shares of $0.01 par value Class A and 27.6 million $0.01 par value Class B)	554	554	554
Preferred Stock (15,000 shares of $0.01 par value Class A)	—	—	—
Warrants	2,784	—	2,784
Additional paid-in capital	139,081	126,865	139,081
Accumulated deficit	(291,640)	(289,249)	(310,482)
Accumulated other comprehensive loss	(329)	—	—
Common stock held in grantor trust	(2,700)	(2,700)	(2,700)

Total stockholders' deficit	(152,250)	(164,530)	(170,763)

Total liabilities and stockholders' deficit	$279,695	$280,957	$234,894

See accompanying notes to financial statements

UNITED INDUSTRIES CORPORATION

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(Dollars in thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Sales before promotion expense	$124,428	$123,508	$212,864	$212,054
Promotion expense	9,781	9,307	18,298	16,958

Net sales	114,647	114,201	194,566	195,096

Operating costs and expenses:
Cost of goods sold	60,748	62,134	104,707	105,971
Selling, general and administrative expenses	22,121	17,767	42,185	39,406

Total operating costs and expenses	82,869	79,901	146,892	145,377

Operating income	31,778	34,300	47,674	49,719
Interest expense	9,388	10,479	19,401	21,084

Income before provision for income taxes	22,390	23,821	28,273	28,635
Income tax expense	6,637	5,366	8,284	6,363

Net income	$15,753	$18,455	$19,989	$22,272

See accompanying notes to financial statements.

UNITED INDUSTRIES CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2001	2000
Cash flows from operating activities:
Net income	$19,989	$22,272
Adjustments to reconcile net income to net cash used by operating activities:
Non cash reduction of capital lease obligation	—	(1,182)
Depreciation and amortization	2,436	2,881
Amortization of deferred financing fees	1,346	1,140
Unrealized loss on interest rate swap, net of taxes	(329)	—
Provision for deferred income tax expense	8,284	6,363
Changes in assets and liabilities:
Increase in accounts receivable	(57,096)	(56,876)
Decrease in inventories	8,858	14,344
Decrease in prepaid expenses	1,522	577
Increase in accounts payable and accrued expenses	23,465	11,153
Decrease in Dursban charge	(4,614)	—
Decrease in other assets	11	33
Other, net	(57)	77

Net cash used by operating activities	3,815	782
Investing activities:
Purchases of equipment and leasehold improvements	(1,878)	(2,606)

Net cash used by investing activities	(1,878)	(2,606)
Financing activities:
Transaction costs related to the redemption of treasury stock	—	(12,175)
Debt issuance costs	—	(903)
Proceeds from the issuance of debt	3,550	21,050
Repayment of borrowings on revolver and other debt	(5,487)	(6,148)

Net cash provided by (used for) financing activities	(1,937)	1,824
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents—beginning of period	—	—

Cash and cash equivalents—end of period	$—	$—

Noncash financing activity:
Execution of capital lease	$—	$5,344
Dividends declared	$1,146	$—

See accompanying notes to financial statements.

UNITED INDUSTRIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands)
(Unaudited)

Note 1—Basis of presentation

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

Note 2—Inventories

    Inventories are as follows:

	June 30,	June, 30	December 31,
	2001	2000	2000
Raw materials	$8,895	$7,494	$10,663
Finished goods	30,658	32,391	37,343
Allowance for obsolete and slow-moving inventory	(1,404)	(986)	(999)

Total inventories	$38,149	$38,899	$47,007

Note 3—Equipment and leasehold improvements

    Equipment and leasehold improvements are as follows:

	June 30,	June 30,	December 31,
	2001	2000	2000
Machinery and equipment	$28,773	$27,421	$27,435
Office furniture and equipment	10,951	9,784	10,565
Automobiles, trucks and aircraft	6,156	6,290	6,067
Leasehold improvements	7,108	6,956	7,043

	52,988	50,451	51,110
Less: accumulated depreciation	28,712	24,115	26,374

	$24,276	$26,336	$24,736

Note 4—Other assets

    Other assets are as follows:

	June 30,	June 30,	December 31,
	2001	2000	2000
Goodwill	$7,175	$7,988	$7,988
Accumulated amortization	(1,461)	(2,075)	(2,175)

	5,714	5,913	5,813

Deferred financing fees	18,067	17,087	18,067
Accumulated amortization	(5,757)	(3,131)	(4,411)

	12,310	13,956	13,656

Other	608	620	618

Total other assets	$18,632	$20,489	$20,087

Note 5—Accrued expenses

    Accrued expensed are as follows:

	June 30,	June 30,	December 31,
	2001	2000	2000
Advertising and promotional	$13,506	$11,615	$5,520
Dursban charge	1,452	—	6,066
Interest	3,834	4,019	3,886
Cash overdraft	7,414	6,586	6,181
Dividend payable	1,466	—	320
Severence charges	457	1,168	1,010
Other	5,758	4,452	1,808

Total accrued expenses	$33,887	$27,840	$24,791

Note 6—Long-term debt and credit facilities

    Long-term debt is comprised of the following:

	June 30,	June 30,	December 31,
	2001	2000	2000
Senior Credit Facility:
Term Loan A	$43,817	$57,500	$48,430
Term Loan B	135,183	147,375	135,878
Revolving Credit Facility	18,550	21,050	15,000
9 7/8% Series B Registered Senior Subordinated Notes	150,000	150,000	150,000

	347,550	375,925	349,308
Less portion due within one year	(23,857)	(26,800)	(20,308)

Total long-term debt net of current portion	$323,693	$349,125	$329,000

    The Senior Credit Facility was provided by NationsBank, N.A., Morgan Stanley Senior Funding, Inc. and CIBC Inc. and consists of (i) a $80,000 revolving credit facility (the "Revolving Credit Facility"); (ii) a $75,000 term loan facility ("Term Loan A"); and (iii) a $150,000 term loan facility ("Term Loan B"). The Revolving Credit Facility and Term Loan A matures on January 20, 2005, and Term Loan B matures on January 20, 2006. The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the Revolving Credit Facility shall not exceed $10.0 million for 30 consecutive days occurring during the period between August 1 and November 30 in each calendar year. On June 30, 2001, $18,550 was outstanding under the Revolving Credit Facility. There were no compensating balance requirements for the Revolving Credit Facility at June 30, 2001.

    The principal amount of Term Loan A is to be repaid in twenty-three consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2005. The principal amount of Term Loan B is to be repaid in twenty-seven consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2006.

    The Senior Credit Facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative covenants put restrictions on levels of investments, indebtedness, insurance and capital expenditures. Financial covenants require the maintenance of certain financial ratios at defined levels. At June 30, 2001, the Company was in compliance with all financial covenants.

    Under the covenants, interest on the Revolving Credit Facility, Term Loan A and Term Loan B ranges from 250 to 400 basis points above LIBOR depending on certain financial ratios. Unused commitments under the Revolving Credit Facility are subject to a 50 basis point annual commitment fee. LIBOR was 3.86% at June 30, 2001.

Note 6—Long-term debt and credit facilities (continued)

    The Senior Credit Facility may be prepaid at any time in whole or in part without premium or penalty. During fiscal 2000, principal payments on Term Loans A and B of $14.1 million and $12.2 million, respectively, were paid, which included optional principal prepayments of $4.1 million and $10.8 on Term Loan A and Term Loan B, respectively. During the six month period ended June 30, 2001, optional principal prepayments of $4.6 million and $.7 million on Term Loan A and Term Loan B, respectively, were paid. The optional payments were made in order for the Company to remain two quarterly payments ahead. According to the Senior Credit Facility agreement, each prepayment on Term Loan A and Term Loan B can be applied to the next principal repayment installments. Management intends to pay a full year of principal repayment installments in 2001 in accordance with the Senior Credit Facility agreement.

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

    Aggregate maturities under the Senior Credit Facility (excluding the Revolving Credit Facility) and the Senior Subordinated Notes are as follows:

2001 Remainder of year	$—
2002	10,614
2003	15,804
2004	17,534
2005	102,382
Thereafter	182,666

$329,000

Note 7—Commitments

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

Note 9—Contingencies

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

Note 10—Dursban Charge

    During 2000 the US Environmental Protection Agency and manufacturers of chlorpyrifos (the active ingredient in Dursban pesticidal products) entered into a voluntary agreement that provides for withdrawal of virtually all residential uses of Dursban. Formulation of new Dursban products intended for residential use were required to cease by December 1, 2000. Formulators can no longer sell such products to retailers as of February 1, 2001 and retailers will no longer be able to sell Dursban products after December 31, 2001. A charge of $8,000 was recorded in September 2000 for costs associated with this agreement. The Company believes that the accrual is adequate as of June 30, 2001.

    Details of this charge and the accrual balances remaining are as follows:

	Accrual Balances at the end of 2000	Year to Date 2001 Utilization	Amount to be utilized during remainder of 2001
Customer returns and markdowns	$4,509	$2,707	$1,802
Inventory	1,118	1,064	54
Disposal and related costs	439	843	(404)

	$6,066	$4,614	$1,452

Note 11—Shipping and handling costs

    Certain shipping and handling costs are included in the selling, general and administrative expenses line item on the Company's Statements of Operations. The amount included is $4,230 and $4,139 for the three months ended June 30, 2001 and 2000, respectively. The amount included is $7,906 and $7,752 for the six months ended June 30, 2001 and 2000, respectively.

Note 12—Derivatives and Hedging Activities

    The Company is exposed to market risks relating to changes in interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in interest rates.

    Effective April 1, 2001, the Company entered into two interest rate swaps that have fixed the interest rate as of April 30, 2001 for $75.0 million of variable rate debt under the Credit Facility. The interest rate swaps are for $50.0 and $25.0 million of the Credit Facility and will terminate on April 30, 2002. The fixed LIBOR interest rates are 4.74% and 4.66%, for the $50.0 and $25.0 million interest rate swaps, respectively. The Company's objective is to manage the cash flow risks associated with its variable rate debt and not to trade such instruments for profit and loss. The Company's interest rate hedges are classified as cash flow hedges. For a cash flow hedge, the ineffective portion is deferred in accumulated other comprehensive income on the balance sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. The fair value of the interest rate swaps is reported as a liability and as a component of comprehensive income in Stockholders' deficit at June 30, 2001. The June 30, 2001 fair value is $0.3 million.

Note 13—Comprehensive Income

    Comprehensive income differs from net income due to the cash flow hedge. Comprehensive income for the three and six months ended June 30, 2001 was $15,424 and $19,660, respectively.

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

Overview

    The Company is the leading manufacturer and marketer of value-oriented branded products for the consumer lawn and garden pesticide and household insecticide markets in the United States. The Company manufactures and markets one of the broadest lines of pesticides in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents and water-soluble fertilizers, under a variety of brand names. The Company believes that the key drivers of growth for the $2.7 billion consumer lawn and garden pesticide and household insecticide retail markets include: (a) the aging of the population of the United States; (b) growth in the home improvement center and mass merchandiser channels; and (c) shifting consumers preferences' toward value-oriented branded products.

    The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the unaudited quarterly financial statements and the related notes to the unaudited quarterly financial statements contained elsewhere in this report.

Results of Operations

    The following discussion regarding results of operations refers to net sales, cost of goods sold and selling and general and administrative expenses, which the Company defines as follows:

  •
  Net sales are gross sales of products sold to customers in accordance with the shipping terms applicable to each sale less any customer discounts from list price and customer returns; and promotion expense of products through cooperative programs with retailers.

  •
  Cost of goods sold includes chemicals, container and packaging material costs as well as direct labor, outside labor, manufacturing overhead and freight.

  •
  Selling and general and administrative expenses include all costs associated with the selling and distribution of product, product registrations, and administrative functions such as finance, information systems and human resources.

    The following table sets forth the percentage relationship of certain items in the Company's Statements of Operations to net sales for the three months ended June 30, 2001 and June 30, 2000:

	Three Months Ended June 30,
	2001	2000
Net sales:
Value brands	81.9%	74.1%
Opening price point brands	18.1	25.9

Total net sales	100.0	100.0
Operating costs and expenses:
Cost of goods sold	53.9	54.4
Selling, general and administrative expenses	19.3	15.6
Total operating costs and expenses	72.3	70.0

Operating income	27.7	30.0
Interest expense	8.2	9.2

Income before provision for income taxes	19.5	20.8
Income tax expense	5.8	4.6

Net income	13.7%	16.2%

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000

    Net Sales.  Net sales increased 0.4% to $114.6 million for the three months ended June 30, 2001 from $114.2 million for the three months ended June 30, 2001. This increase was driven by a combination of offsetting factors including:

  •
  Loss of Kmart Kgro private label business for 2001;

  •
  Heavy key account emphasis on lower retail inventories;

  •
  Gains related to restages of branded product;

  •
  Increased sales of value brands to hardware channels;

  •
  Decreased sales related to products that contain chlorpyrifos; and

  •
  Increase in demand of insect repellents and termiticides.

    Net sales of the Company's value brands increased 11.0% to $93.9 million for the three months ended June 30, 2001 from $86.4 million for the three months ended June 30, 2000. Value brand sales to hardware channels increased $4.2 million primarily due to additional product listings that were secured. The gains achieved in the hardware channel, were partially offset by the lost sales of products that contain chlorpyrifos. During 2000 the US Environmental Protection Agency and manufacturers of chlorpyrifos (the active ingredient in Dursban pesticidal products) entered into a voluntary agreement that provided for the withdrawal of virtually all residential uses of Dursban. The Increase in promotion expense was due to growth of the home centers business. The Increase in demand for insect repellants and termiticides was related primarily to weather conditions.

    Net sales of opening price point brands decreased 30.0% to $20.7 million for the three months ended June 30, 2001 from $29.6 million for the three months ended June 30, 2000. The decrease was driven by the loss of the Kmart Kgro business that was discontinued in the third quarter of 2000.

    Gross Profit.  Gross profit increased 3.5% to $53.9 million for the three months ended June 30, 2001 compared to $52.1 million for the three months ended June 30, 2000. As a percentage of sales, gross profit increased to 47.0% for the three months ended June 30, 2001 as compared to 45.6% for the three months ended June 30, 2000. The increase in gross profit as a percentage of sales was the result of the change in mix of sales to more value brand sales, which are higher margin products.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 24.5% to $22.1 million for the three months ended June 30, 2001 from $17.8 million for the three months ended June 30, 2000. As a percentage of net sales, selling, general and administrative expenses increased to 19.3% for the three months ended June 30, 2001 from 15.6% for the three months ended June 30, 2000. The increase is attributed to greater advertising spending to support the value brands, along with additional spending for in-store sales and support in the home centers. Prior year expenses also reflect a cost reduction due to the impact of the termination of a capital lease. The double-digit percentage increase should not be viewed as a trend for the future.

    Operating Income.  Operating income decreased 7.4% to $31.8 million for the three months ended June 30, 2001 from $34.3 million for the three months ended June 30, 2000. As a percentage of net sales, operating income decreased to 27.7% for the three months ended June 30, 2001 from 30.0% for the three months ended June 30, 2000.

    Income tax expense.  For the three months ended June 30, 2001, the Company's effective income tax rate is 28.0%, which reflects the estimated utilization of the goodwill deduction in fiscal year 2001. The goodwill deduction and corresponding release of valuation allowance is related to the step up in tax basis in conjunction with the Recapitalization. On January 20, 1999, pursuant to a Recapitalization agreement with UIC Holdings, L.L.C. (the "Equity Investor"), which is owned by Thomas H. Lee Equity Fund IV, L.P. ("THL Fund IV" and, together with its affiliates, the "THL Parties"), the Company was recapitalized (the "Recapitalization").

    The following table sets forth the percentage relationship of certain items in the Company's Statements of Operations to net sales for the six months ended June 30, 2001 and June 30, 2000:

	Six Months Ended June 30,
	2001	2000
Net sales:
Value brands	82.6%	75.7%
Opening price point brands	17.4	24.3

Total net sales	100.0	100.0
Operating costs and expenses:
Cost of goods sold	53.8	54.3
Selling, general and administrative expenses	21.7	20.2
Dursban charge	—	—

Total operating costs and expenses	75.5	74.5

Operating income	24.5	25.5
Interest expense	10.0	10.8

Income before provision for income taxes	14.5	14.7
Income tax expense	4.3	3.3

Net income	10.2%	11.4%

Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000

    Net Sales.  Net sales decreased 0.3% to $194.6 million for the six months ended June 30, 2001 from $195.1 million for the six months ended June 30, 2000. This decrease was driven by a combination of offsetting factors including:

  •
  Loss of Kmart Kgro private label business for 2001;

  •
  Increased sales of Spectracide Terminate™;

  •
  Decreased sales related to products that contain chlorpyrifos; and

  •
  Increase in demand for insect repellants.

    Net sales of the Company's value brands increased 8.7% to $160.6 million for the six months ended June 30, 2001 from $147.7 million for the six months ended June 30, 2000. Value brand sales of Spectracide Terminate™ increased $6.0 million primarily due to focused marketing programs and replenishment of inventory levels at retail. The gains achieved by Spectracide Terminate™, were partially offset by loss sales of products that contained chlorpyrifos. During 2000 the US Environmental Protection Agency and manufacturers of chlorpyrifos (the active ingredient in Dursban pesticidal products) entered into a voluntary agreement that provided for the withdrawal of virtually all residential uses of Dursban. The increase in demand for insect repellants is related primarily to weather conditions.

    Net sales of opening price point brands decreased 28.3% to $33.9 million for the six months ended June 30, 2001 from $47.4 million for the six months ended June 30, 2000. The decrease was driven by the loss of the Kmart Kgro business that was discontinued in the third quarter of 2000.

    Gross Profit.  Gross profit increased 0.8% to $89.9 million for the six months ended June 30, 2001 compared to $89.1 million for the six months ended June 30, 2000. As a percentage of sales, gross profit increased to 46.2% for the six months ended June 30, 2001 as compared to 45.7% for the six months ended June 30, 2000. The increase in gross profit as a percentage of sales was the result of change in mix of sales to value brands, which are higher margin products.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 7.1% to $42.2 million for the six months ended June 30, 2001 from $39.4 million for the six months ended June 30, 2000. As a percentage of net sales, selling, general and administrative expenses increased to 21.7% for the six months ended June 30, 2001 from 20.2% for the six months ended June 30, 2000. The increase is attributed to greater advertising spending to support the value brands, along with additional spending for in-store sales and support in the home centers. Prior year expenses also reflect a cost reduction due to the impact of the termination of a capital lease.

    Operating Income.  Operating income decreased 4.1% to $47.7 million for the six months ended June 30, 2001 from $49.7 million for the six months ended June 30, 2000. As a percentage of net sales, operating income decreased to 24.5% for the six months ended June 30, 2001 from 25.5% for the six months ended June 30, 2000.

    Income tax expense.  For the six months ended June 30, 2001, the Company's effective income tax rate is 28.0%, which reflects the estimated utilization of the goodwill deduction in fiscal year 2001. The goodwill deduction and corresponding release of valuation allowance is related to the step up in tax basis in conjunction with the Recapitalization. On January 20, 1999, pursuant to a Recapitalization agreement with UIC Holdings, L.L.C. (the "Equity Investor"), which is owned by Thomas H. Lee Equity Fund IV, L.P. ("THL Fund IV" and, together with its affiliates, the "THL Parties"), the Company was recapitalized (the "Recapitalization").

Liquidity and Capital Resources

    Historically, the Company has utilized internally generated funds and borrowings under credit facilities to meet ongoing working capital and capital expenditure requirements. As a result of the Recapitalization, the Company has significantly increased cash requirements for debt service relating to the Company's Senior Subordinated Notes and Senior Credit Facility. As of December 31, 2000, the Company had total debt outstanding of $354.3 million. As of June 30, 2001, the Company had total debt outstanding of $352.4 million. The Company will rely on internally generated funds and, to the extent necessary, borrowings under the Company's Revolving Credit Facility to meet liquidity needs.

    The Company's Senior Credit Facility consists of:

  •
  The $80.0 million Revolving Credit Facility, under which $18.6 million in borrowings were outstanding at June 30, 2001;

  •
  The $75.0 million Term Loan A ($43.8 million outstanding at June 30, 2001); and

  •
  The $150.0 million Term Loan B ($135.2 million outstanding at June 30, 2001).

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

    The Company's principal liquidity requirements are for working capital, capital expenditures and debt service under the Senior Credit Facility and the notes. Cash flow from continuing operations provided net cash of approximately $3.8 million and $0.8 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Net cash used by operating activities fluctuates during the year as the seasonal nature of the Company's sales results in a significant increase in working capital (primarily accounts receivable and inventory) during the first half of the year, with the second and third quarters being significant cash collection periods.

    In November 1999, the Company issued 9 7/8% Senior Subordinated Notes for $150 million that are due April 1, 2009.

    Interest accrues at the rate of 9 7/8% per annum, payable semi-annually on each April 1 and October 1.

    Capital expenditures are related to the enhancement of the Company's existing facilities and the construction of additional productions and distribution capacity. Cash used for capital was $1.9 million and $2.6 million for the six months ended June 30, 2001 and June 30, 2000, respectively. In addition, the Company entered into a capital lease agreement in March 2000 for $5.3 million. Cash used for capital expenditures for the remainder of fiscal 2001 is expected to be less than $5.0 million.

    The principal amount on Term Loan A is to be repaid in twenty-three consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2005. The principal amount of Term Loan B is to be repaid in twenty-seven consecutive quarterly installments commencing June 30, 1999 with a final balloon installment due January 20, 2006.

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

Impact of 2000 Dursban Withdrawal

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

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for recognition of intangible assets separately from goodwill. For business combinations initiated after June 30, 2001, SFAS 141 also requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Any unamortized deferred credit arising from a business combination completed before July 1, 2001 will be recognized as the cumulative effect of a change in accounting principle. The Company is currently evaluating the impact of SFAS 141 on its financial statements.

    Also in July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 eliminates the amortization of goodwill and instead requires goodwill to be tested for impairment annually. Also, intangible assets are required to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under SFAS 142, if the intangible asset has an indefinite useful life, it is not amortized until its life is determined to be finite. The Company is required to adopt SFAS 142 no later than the first quarter of fiscal 2003, but is permitted to adopt as of the first quarter of fiscal 2002. The Company is currently evaluating the impact of SFAS 142 on its financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate

    The Company is exposed to market risks relating to changes in interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in interest rates.

    The Company manages interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. As of June 30, 2001, variable rate debt was $197.6 million, which includes the interest rate swaps as discussed below.

    The Company entered into two interest rate swaps that have fixed the interest rate as of April 30, 2001 for $75.0 million of variable rate debt under the Credit Facility. The interest rate swaps are for $50.0 and $25.0 million of the Credit Facility and will terminate on April 30, 2002. The fixed LIBOR interest rates are 4.74% and 4.66%, for the $50.0 and $25.0 million interest rate swaps, respectively. The change in fair value of the interest rate swaps is reported as a liability and as a component of comprehensive income in Stockholders' deficit at June 30, 2001. The June 30, 2001, reduction in fair value of $0.3 million is net of taxes.

    Interest ranges from 250 to 400 basis points above LIBOR depending on certain financial ratios. LIBOR was 3.86% on June 30, 2001.

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
    Reports on Form 8-K

        None.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INDUSTRIES CORPORATION
Dated: August 14, 2001	By:	/s/ DANIEL J. JOHNSTON Name: Daniel J. Johnston Title: Executive Vice President and Chief Financial Officer

QuickLinks

PART 1
FINANCIAL INFORMATION ITEM 1. Financial Statements
UNITED INDUSTRIES CORPORATION
BALANCE SHEETS
JUNE 30, 2001 AND 2000, AND DECEMBER 31, 2000
(Dollars in thousands) (Unaudited)
UNITED INDUSTRIES CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Dollars in thousands) (Unaudited)
UNITED INDUSTRIES CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Dollars in thousands) (Unaudited)
UNITED INDUSTRIES CORPORATION NOTES TO FINANCIAL STATEMENTS (Dollars in thousands) (Unaudited)
Part II
OTHER INFORMATION
SIGNATURES