Form 10-Q
period 2001-09-30
UNITED INDUSTRIES CORP
filed 2001-11-14
CIK 1083200

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of September 30, 2001, the Registrant had 27,721,000 Class A voting and 27,721,000 Class B non-voting shares of common stock outstanding and 15,000 non-voting shares of Class A preferred stock outstanding.

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED INDUSTRIES CORPORATION

BALANCE SHEETS

SEPTEMBER 30, 2001 AND 2000, AND DECEMBER 31, 2000

(Dollars in thousands)

(Unaudited)

	September 30,	September 30,	December 31,
	2001	2000	2000
ASSETS
Current assets:
Cash and cash equivalents	$—	$17,146	$—
Accounts receivable (less allowance for doubtful accounts of $843 and $875 at September 30, 2001 and 2000 and $777 at December 31, 2000)	36,855	31,376	19,944
Inventories	33,779	31,799	47,007
Prepaid expenses	4,777	2,666	6,357

Total current assets	75,411	82,987	73,308
Equipment and leasehold improvements, net	24,223	25,871	24,736
Deferred income tax	116,763	116,268	116,763
Other assets	17,915	19,806	20,087

Total assets	$234,312	$244,932	$234,894

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and capital lease obligation	$5,699	$6,096	$5,675
Accounts payable	13,146	11,789	18,625
Accrued expenses	26,898	23,049	24,791
Short -term borrowings	—	15,000	15,000

Total current liabilities	45,743	55,934	64,091
Long-term debt	321,039	349,125	329,000
Capital lease obligation	4,329	5,261	4,626
Other liabilities	16,198	6,725	7,940

Total liabilities	387,309	417,045	405,657
Stockholders' deficit
Common Stock (27.7 million shares of $0.01 par value Class A and 27.7 million $0.01 par value Class B)	554	554	554
Preferred Stock (15,000 shares of $0.01 par value Class A )	—	—	—
Warrants	2,784	—	2,784
Additional paid-in capital	139,051	126,865	139,081
Accumulated deficit	(291,993)	(296,832)	(310,482)
Accumulated other comprehensive loss	(693)	—	—
Common stock held in grantor trust	(2,700)	(2,700)	(2,700)

Total stockholders' deficit	(152,997)	(172,113)	(170,763)

Total liabilities and stockholders' deficit	$234,312	$244,932	$234,894

See accompanying notes to financial statements

UNITED INDUSTRIES CORPORATION

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(Dollars in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Sales before promotion expense	$60,541	$51,080	$273,405	$263,134
Promotion expense	4,748	4,056	23,046	21,014

Net sales	55,793	47,024	250,359	242,120

Operating costs and expenses:
Cost of goods sold	30,104	26,563	134,811	132,535
Selling, general and administrative expenses	16,970	15,043	59,155	54,449
Dursban related expenses (see note 9)	—	8,000	—	8,000

Total operating costs and expenses	47,074	49,606	193,966	194,984

Operating income (loss)	8,719	(2,582)	56,393	47,136
Interest expense	8,407	10,120	27,808	31,204

Income (loss) before provision for income taxes	312	(12,702)	28,585	15,932
Income tax expense (benefit)	91	(5,120)	8,375	1,243

Net income (loss)	$221	$(7,582)	$20,210	$14,689

See accompanying notes to financial statements.

UNITED INDUSTRIES CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2001	2000
Cash flows from operating activities:
Net income	$20,210	$14,689
Adjustments to reconcile net income to net cash used by operating activities:
Non cash reduction of capital lease obligation	—	(1,182)
Depreciation and amortization	3,658	4,088
Amortization of deferred financing fees	2,018	1,779
Unrealized loss on interest rate swap, net of taxes	(693)	—
Provision for deferred income tax expense	8,375	1,243
Changes in assets and liabilities:
Increase in accounts receivable	(16,911)	(12,211)
Decrease in inventories	13,228	21,444
Decrease in prepaid expenses	1,580	835
Increase (decrease) in accounts payable and accrued expenses	294	(13,437)
Increase (decrease) in Dursban charge	(5,385)	7,479
Decrease (increase) in other assets	6	(75)
Other, net	(148)	—

Net cash provided by operating activities	26,232	24,652
Investing activities:
Purchases of equipment and leasehold improvements	(2,998)	(3,175)

Net cash used for investing activities	(2,998)	(3,175)
Financing activities:
Transaction costs related to the redemption of treasury stock	—	(12,175)
Debt issuance costs	—	(924)
Proceeds from the issuance of debt	—	15,000
Repayment of borrowings on revolver and other debt	(23,234)	(6,232)

Net cash used for financing activities	(23,234)	(4,331)
Net increase in cash and cash equivalents	—	17,146
Cash and cash equivalents—beginning of period	—	—

Cash and cash equivalents—end of period	$—	$17,146

Noncash financing activity:
Execution of capital lease	$—	$5,344
Dividends declared	$1,719	$—

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

Note 2—Inventories

    Inventories are as follows:

	September 30, 2001	September 30, 2000	December 31, 2000
Raw materials	$7,421	$7,715	$10,663
Finished goods	27,593	25,071	37,343
Allowance for obsolete and slow-moving inventory	(1,235)	(987)	(999)

Total inventories	$33,779	$31,799	$47,007

Note 3—Equipment and leasehold improvements, net

    Equipment and leasehold improvements are as follows:

	September 30, 2001	September 30, 2000	December 31, 2000
Machinery and equipment	$29,460	$27,514	$27,435
Office furniture and equipment	11,120	10,227	10,565
Automobiles, trucks and aircraft	6,156	6,412	6,067
Leasehold improvements	7,372	6,985	7,043

	54,108	51,138	51,110
Less: accumulated depreciation	29,885	25,267	26,374

	$24,223	$25,871	$24,736

Note 4-Other assets

    Other assets are as follows:

	September 30, 2001	September 30, 2000	December 31, 2000
Goodwill	$7,175	$7,988	$7,988
Accumulated amortization	(1,510)	(2,130)	(2,175)

	5,665	5,858	5,813

Deferred financing fees	18,067	17,108	18,067
Accumulated amortization	(6,429)	(3,770)	(4,411)

	11,638	13,338	13,656

Other	612	610	618

Total other assets	$17,915	$19,806	$20,087

Note 5-Accrued expenses

    Accrued expenses are as follows:

	September 30, 2001	September 30, 2000	December 31, 2000
Advertising and promotional	$10,513	$8,009	$5,520
Dursban charge	681	7,479	6,066
Interest	7,723	3,782	3,886
Cash overdraft	1,171	—	6,181
Dividend payable	2,039	—	320
Severence charges	205	952	1,010
Other	4,566	2,827	1,808

Total accrued expenses	$26,898	$23,049	$24,791

Note 6-Long-term debt and credit facilities

    Long-term debt is comprised of the following:

	September 30, 2001	September 30, 2000	December 31, 2000
Senior Credit Facility:
Term Loan A	$41,511	$57,500	$48,430
Term Loan B	134,835	147,375	135,878
Revolving Credit Facility	—	15,000	15,000
9 7/8% Series B Registered Senior Subordinated Notes	150,000	150,000	150,000

	326,346	369,875	349,308
Less portion due within one year	(5,307)	(20,750)	(20,308)

Total long-term debt net of current portion	$321,039	$349,125	$329,000

    The Senior Credit Facility was provided by NationsBank, N.A., Morgan Stanley Senior Funding, Inc. and CIBC Inc. and consists of (i) a $80,000 revolving credit facility (the "Revolving Credit Facility"); (ii) a $75,000 term loan facility ("Term Loan A"); and (iii) a $150,000 term loan facility ("Term Loan B"). The Revolving Credit Facility and Term Loan A matures on January 20, 2005, and Term Loan B matures on January 20, 2006. The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the Revolving Credit Facility shall not exceed $10.0 million for 30 consecutive days occurring during the period between August 1 and November 30 in each calendar year. On September 30, 2001, $0 was outstanding under the Revolving Credit Facility. There were no compensating balance requirements for the Revolving Credit Facility at September 30, 2001.

    The principal amount of Term Loan A is to be repaid in twenty-three consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2005. The principal amount of Term Loan B is to be repaid in twenty-seven consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2006.

    The Senior Credit Facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative covenants put restrictions on levels of investments, indebtedness, insurance and capital expenditures. Financial covenants require the maintenance of certain financial ratios at defined levels. At September 30, 2001, the Company was in compliance with all financial covenants.

    Under the covenants, interest on the Revolving Credit Facility, Term Loan A and Term Loan B ranges from 250 to 400 basis points above LIBOR depending on certain financial ratios. Unused commitments under the Revolving Credit Facility are subject to a 50 basis point annual commitment fee. LIBOR was 2.63% at September 30, 2001.

    The Senior Credit Facility may be prepaid at any time in whole or in part without premium or penalty. During fiscal 2000, principal payments on Term Loans A and B of $14.1 million and $12.2 million, respectively, were paid, which included optional principal prepayments of $4.1 million and $10.8 on Term Loan A and Term Loan B, respectively. During the nine month period ended September 30, 2001, optional principal prepayments of $4.6 million and $0.7 million on Term Loan A and Term Loan B, respectively, were paid. The optional payments were made in order for the Company to remain two quarterly payments ahead of scheduled payments. According to the Senior Credit Facility agreement, each prepayment on Term Loan A and Term Loan B can be applied to the next principal repayment installments. Management intends to pay a full year of principal repayment installments in 2001 in accordance with the Senior Credit Facility agreement.

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

    Aggregate maturities under the Senior Credit Facility (excluding the Revolving Credit Facility) and the Senior Subordinated Notes are as follows:

2001 Remainder of year	$—
2002	7,961
2003	15,804
2004	17,534
2005	102,382
Thereafter	182,665

$326,346

Note 7-Commitments

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

Note 8—Contingencies

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

Note 9—Dursban Related Expenses

    During 2000 the US Environmental Protection Agency and manufacturers of chlorpyrifos (the active ingredient in Dursban pesticidal products) entered into a voluntary agreement that provides for withdrawal of virtually all residential uses of Dursban. Formulation of new Dursban products intended for residential use were required to cease by December 1, 2000. Formulators can no longer sell such products to retailers as of February 1, 2001 and retailers will no longer be able to sell Dursban products after December 31, 2001. A charge of $8,000 was recorded in September 2000 for costs associated with this agreement. The Company believes that the accrual is adequate as of September 30, 2001.

    Details of this charge and the accrual balances remaining are as follows:

	Accrual Balances at the end of 2000	Year to Date 2001 Utilization	Amount to be utilized during remainder of 2001
Customer returns and markdowns	$4,509	$3,461	$1,048
Inventory	1,118	1,064	54
Disposal and related costs	439	860	(421)

	$6,066	$5,385	$681

Note 10—Shipping and handling costs

    Shipping and handling costs are included in the selling, general and administrative expenses line item on the Company's Statements of Operations. The amount included is $2,902 and $2,593 for the three months ended September 30, 2001 and 2000, respectively. The amount included is $10,808 and $10,345 for the nine months ended September 30, 2001 and 2000, respectively.

Note 11—Derivatives and Hedging Activities

    The Company is exposed to market risks relating to changes in interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in interest rates.

    Effective April 1, 2001, the Company entered into two interest rate swaps that have fixed the interest rate as of April 30, 2001 for $75.0 million variable rate debt under the Senior Credit Facility. The interest rate swaps are for $50.0 and $25.0 million of the Senior Credit Facility and will terminate on April 30, 2002. The fixed LIBOR interest rates are 4.74% and 4.66% for the $50.0 and $25.0 million interest rate swaps respectively. The Company's objective is to manage the cash flow risks associated with its variable rate debt and not to trade such instruments for profit or loss. The Company's interest rate hedges are classified as cash flow hedges. For a cash flow hedge, the unrealized portion is deferred in accumulated other comprehensive income on the balance sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. The fair value of the interest rate swaps is reported as a liability and as a component of comprehensive income in Stockholders' deficit at September 30, 2001. The September 30, 2001 fair value is $0.7 million.

Note 12—Comprehensive Income

    Comprehensive income differs from net income due to the cash flow hedge. Comprehensive income (loss) for the three and nine months ended September 30, 2001 was ($143) and $19,517 respectively.

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

    The following table sets forth the percentage relationship of certain items in the Company's Statements of Operations to net sales for the three months ended September 30, 2001 and September 30, 2000:

	Three Months Ended September 30,
	2001	2000
Net sales:
Value brands	76.6%	74.6%
Opening price point brands	23.4	25.4

Total net sales	100.0	100.0
Operating costs and expenses:
Cost of goods sold	54.0	56.5
Selling, general and administrative expenses	30.4	32.0
Dursban related expenses (see note 10)	—	17.0

Total operating costs and expenses	84.4	105.5

Operating income (loss)	15.6	(5.5)
Interest expense	15.1	21.5

Income (loss) before provision for income taxes	0.6	(27.0)
Income tax expense (benefit)	0.2	(10.9)

Net income (loss)	0.4%	(16.1%)

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000

    Net Sales.  Net sales increased 18.7% to $55.8 million for the three months ended September 30, 2001 from $47.0 million for the three months ended September 30, 2001. This increase was driven by a combination of offsetting factors including:

  •
  Strong store demand in mass channels;

  •
  Gains related to restages of branded product;

  •
  Increase in demand of insect repellents; and

  •
  Increased sales of value brands to hardware channels.

    Net sales of the Company's value brands increased 22.0% to $42.8 million for the three months ended September 30, 2001 from $35.1 million for the three months ended September 30, 2000. The increase in value brands was lead by insect repellent sales to home centers and mass merchants. Demand for mass merchants were better aligned with consumer demand. Increase in hardware channels primarily due to additional product listings that were secured aided in the increase. The Increase in promotion expense was due to growth of the home centers business. The Increase in demand for insect repellants was related primarily to weather conditions.

    Net sales of opening price point brands increased 8.9% to $13.0 million for the three months ended September 30, 2001 from $12.0 million for the three months ended September 30, 2000. The increase was lead by sales of insecticides at home centers and mass merchants, which was partially offset by the loss of the Kmart Kgro business that was discontinued in the third quarter of 2000.

    Gross Profit.  Gross profit increased 25.6% to $25.7 million for the three months ended September 30, 2001 compared to $20.5 million for the three months ended September 30, 2000. As a percentage of sales, gross profit increased to 46.0% for the three months ended September 30, 2001 as compared to 43.5% for the three months ended September 30, 2000. The increase in gross profit as a percentage of sales was the result of the change in mix of sales to more value brand sales, which are higher margin products.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 12.8% to $17.0 million for the three months ended September 30, 2001 from $15.0 million for the three months ended September 30, 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 30.4% for the three months ended September 30, 2001 from 32.0% for the three months ended September 30, 2000. The increase is attributed to greater advertising spending to support the value brands and increase in variable cost related to the increase in sales volume. The double-digit percentage increase should not be viewed as a trend for the future.

    Dursban Related Expenses.  During 2000, the Company recorded a non-recurring expense of $8.0 million as a result of the EPA and the manufacturers of Dursban voluntary withdrawal of the active chemical in the Company's products. There were no related charges in 2001. See footnote 9 to Financial Statements.

    Operating Income.  Operating income increased 437.7% to $8.7 million for the three months ended September 30, 2001 from a loss of $2.6 million for the three months ended September 30, 2000. As a percentage of net sales, operating income increased to 15.6% for the three months ended September 30, 2001 from (5.5%) for the three months ended September 30, 2000. Increase was driven by the $8.0 million charge for Dursban related expenses, during the three months ended September 30, 2000.

    Income tax expense.  For the three months ended September 30, 2001, the Company's effective income tax rate is 29.3%, which reflects the estimated utilization of the goodwill deduction in fiscal year 2001. The goodwill deduction and corresponding release of valuation allowance is related to the step up in tax basis in conjunction with the Recapitalization.

    The following table sets forth the percentage relationship of certain items in the Company's Statements of Operations to net sales for the nine months ended September 30, 2001 and September 30, 2000:

	Nine Months Ended September 30,
	2001	2000
Net sales:
Value brands	81.2%	75.5%
Opening price point brands	18.8	24.5

Total net sales	100.0	100.0
Operating costs and expenses:
Cost of goods sold	53.8	54.7
Selling, general and administrative expenses	23.6	22.5
Dursban related expenses (see note 9)	—	3.3

Total operating costs and expenses	77.5	80.5

Operating income	22.5	19.5
Interest expense	11.1	12.9

Income before provision for income taxes	11.4	6.6
Income tax expense	3.3	0.5

Net income	8.1%	6.1%

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000

    Net Sales.  Net sales increased 3.4% to $250.4 million for the nine months ended September 30, 2001 from $242.1 million for the nine months ended September 30, 2000. This increase was driven by a combination of offsetting factors including:

  •
  Loss of Kmart Kgro private label business for 2001;

  •
  Increased sales of Spectracide Terminate™;

  •
  Decreased sales related to products that contain chlorpyrifos; and

  •
  Increase in demand for insect repellants.

    Net sales of the Company's value brands increased 11.3% to $203.4 million for the nine months ended September 30, 2001 from $182.8 million for the nine months ended September 30, 2000. Value brand sales of Spectracide Terminate™ increased $5.9 million primarily due to focused marketing programs and replenishment of inventory levels at retail. The gains achieved by Spectracide Terminate™, were partially offset by loss sales of products that contained chlorpyrifos. During 2000 the US Environmental Protection Agency and manufacturers of chlorpyrifos (the active ingredient in Dursban pesticidal products) entered into a voluntary agreement that provided for the withdrawal of virtually all residential uses of Dursban. The Increase in demand for insect repellants is related primarily to weather conditions.

    Net sales of opening price point brands decreased 20.8% to $47.0 million for the nine months ended September 30, 2001 from $59.3 million for the nine months ended September 30, 2000. The decrease was driven by the loss of the Kmart Kgro business that was discontinued in the third quarter of 2000. The decrease was partially offset by sales of insect repellants.

    Gross Profit.  Gross profit increased 5.4% to $115.5 million for the nine months ended September 30, 2001 compared to $109.6 million for the nine months ended September 30, 2000. As a percentage of sales, gross profit increased to 46.2% for the nine months ended September 30, 2001 as compared to 45.3% for the nine months ended September 30, 2000. The increase in gross profit as a percentage of sales was the result of change in mix of sales to value brands, which are higher margin products.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 8.6% to $59.2 million for the nine months ended September 30, 2001 from $54.4 million for the nine months ended September 30, 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 23.6% for the nine months ended September 30, 2001 from 25.8% for the nine months ended September 30, 2000. The increase is attributed to greater advertising spending to support the value brands, along with additional spending for in-store sales and support in the home centers. Prior year expenses also reflect a cost reduction due to the impact of the termination of a capital lease.

    Dursban Related Expenses.  During 2000, the Company recorded a non-recurring expense of $8.0 million as a result of the EPA and the manufacturers of Dursban voluntary withdrawal of the active chemical in the Company's products. There were no related charges in 2001. See footnote 9 to Financial Statements.

    Operating Income.  Operating income increased 19.6% to $56.4 million for the nine months ended September 30, 2001 from $47.1 million for the nine months ended September 30, 2000. As a percentage of net sales, operating income increased to 22.5% for the nine months ended September 30, 2001 from 19.5% for the nine months ended September 30, 2000. Increase was primarily driven by the $8.0 million charge for Dursban related expenses, during the three months ended September 30, 2000.

    Income tax expense.  For the nine months ended September 30, 2001, the Company's effective income tax rate is 29.3%, which reflects the estimated utilization of the goodwill deduction in fiscal year 2001. The goodwill deduction and corresponding release of valuation allowance is related to the step up in tax basis in conjunction with the Recapitalization.

Liquidity and Capital Resources

    Historically, the Company has utilized internally generated funds and borrowings under credit facilities to meet ongoing working capital and capital expenditure requirements. As a result of the Recapitalization, the Company has significantly increased cash requirements for debt service relating to the Company's Senior Subordinated Notes and Senior Credit Facility. As of December 31, 2000, the Company had total debt outstanding of $354.3 million. As of September 30, 2001, the Company had total debt outstanding of $331.1 million. The Company will rely on internally generated funds and, to the extent necessary, borrowings under the Company's Revolving Credit Facility to meet liquidity needs.

    The Company's Senior Credit Facility consists of:

  •
  The $80.0 million Revolving Credit Facility, under which $0.0 million in borrowings were outstanding at September 30, 2001;

  •
  The $75.0 million Term Loan A ($41.5 million outstanding at September 30, 2001); and

  •
  The $150.0 million Term Loan B ($134.8 million outstanding at September 30, 2001).

    The Company's Revolving Credit Facility and the Term Loan A mature in January 2005, and the Term Loan B matures in January 2006. The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the Revolving Credit Facility shall not exceed $10.0 million for 30 consecutive days occurring during the period August 1 and November 30 in each calendar year. The Company was in compliance with debt covenants at September 30, 2001.

    The Company's principal liquidity requirements are for working capital, capital expenditures and debt service under the Senior Credit Facility and the Senior Subordinated Notes. Cash flow from continuing operations provided net cash of approximately $26.2 million and $24.7 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. Net cash related to operating activities fluctuates during the year as the seasonal nature of the Company's sales results in a significant increase in working capital (primarily accounts receivable and inventory) during the first half of the year, with the second and third quarters being significant cash collection periods.

    In November 1999, the Company issued 9 7/8% Senior Subordinated Notes for $150 million that are due April 1, 2009.

    Interest accrues at the rate of 9 7/8% per annum, payable semi-annually on each April 1 and October 1.

    Capital expenditures are related to the enhancement of the Company's existing facilities and the construction of additional productions and distribution capacity. Cash used for capital was $3.0 million and $3.2 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. In addition, the Company entered into a capital lease agreement in March 2000 for $5.3 million. Cash used for capital expenditures for the remainder of fiscal 2001 is expected to be less than $5.0 million.

    The principal amount on Term Loan A is to be repaid in twenty-three consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2005. The principal amount of Term Loan B is to be repaid in twenty-seven consecutive quarterly installments commencing June 30, 1999 with a final balloon installment due January 20, 2006.

    The Company believes that cash flow from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet the anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments for at least the next two years. However, the Company cannot ensure that sufficient cash flow will be generated from operations to repay the Senior Subordinated Notes and amounts outstanding under the Senior Credit Facility at maturity without requiring additional financing. The Company's ability to meet debt service and clean-down obligations and reduce debt will be dependent on the Company's future performance, which in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. Because a portion of the Company's debt bears interest at floating rates, the Company's financial condition is and will continue to be affected by changes in prevailing interest rates.

Seasonality

    The Company's business is highly seasonal because the Company's products are used primarily in the spring and summer. For the past two years, approximately 75% of the Company's net sales have occurred in the first and second quarters. The Company's working capital needs, and correspondingly the Company's borrowings, peak near the end of the Company's first quarter.

Impact of 2000 Dursban Withdrawal (See Note 9)

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

Facility Consolidation

    The Company has been reviewing potential efficiencies and logistic opportunities related to warehousing and distribution. As a result the Company will be moving into a new warehouse facility, which will allow the consolidation of three existing facilities. As a result of the move, the Company will take a one-time charge during the fourth quarter of 2001, after a review of related leasehold improvements, duplicate lease payments and slow-moving inventory that doesn't justify the move to the new facility has been completed.

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

    The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") in 2001. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt SFAS 143 no later than the first quarter of fiscal 2003, but is permitted to adopt earlier. The Company is currently evaluating the impact of SFAS 143 on its financial statements.

    The FASB issued SFAS No. 143, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides guidance on the accounting for the impairment or disposal of long-lived assets. The provisions of the Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, although early adoption is allowed. The Company is currently evaluating the impact of SFAS 144 on its financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate

    The Company is exposed to market risks relating to changes in interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in interest rates.

    The Company manages interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. As of September 30, 2001, variable rate debt was $176.3 million, which includes the interest rate swaps as discussed below.

    The Company entered into two interest rate swaps that have fixed the interest rate as of April 30, 2001 for $75.0 million of variable rate debt under the Senior Credit Facility. The interest rate swaps are for $50.0 and $25.0 million of the Senior Credit Facility and will terminate on April 30, 2002. The fixed interest rates are 4.74% and 4.66%, for the $50.0 and $25.0 million interest rate swaps, respectively. The change in fair value of the interest rate swaps is reported as a liability and as a component of comprehensive income in Stockholders' deficit at September 30, 2001. The September 30, 2001, reduction in fair value of $0.7 million is net of taxes.

    Interest ranges from 250 to 400 basis points above LIBOR depending on certain financial ratios. LIBOR was 2.63% on September 30, 2001.

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

UNITED INDUSTRIES CORPORATION
Dated: November 14, 2001	By:	/s/ DANIEL J. JOHNSTON Name: Daniel J. Johnston Title: Executive Vice President and Chief Financial Officer

QuickLinks

PART 1 FINANCIAL INFORMATION
Item 1. Financial Statements
UNITED INDUSTRIES CORPORATION BALANCE SHEETS SEPTEMBER 30, 2001 AND 2000, AND DECEMBER 31, 2000 (Dollars in thousands) (Unaudited)
UNITED INDUSTRIES CORPORATION STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Dollars in thousands) (Unaudited)
UNITED INDUSTRIES CORPORATION STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Dollars in thousands) (Unaudited)
UNITED INDUSTRIES CORPORATION NOTES TO FINANCIAL STATEMENTS (Dollars in thousands) (Unaudited)
Part II
OTHER INFORMATION
SIGNATURES