Form 10-K
period 2001-12-31
UNITED INDUSTRIES CORP
filed 2002-04-01
CIK 1083200

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                              to

Commission File No. 333-76055

UNITED INDUSTRIES CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	43-1025604 (IRS Employer Identification No.)
8825 Page Boulevard St. Louis, Missouri 63114 (Address of Principal Executive Office, Including Zip Code)
(314) 427-0780 (Registrant's Telephone Number, Including Area Code)
Securities resigistered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

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

        As of February 28, 2002, the Registrant had 27,721,000 Class A Voting and 27,721,000 Class B Non-Voting shares of Common stock outstanding and 37,600 Non-Voting shares of Class A Preferred stock outstanding.

        Documents Incorporated by Reference: None

PART I

ITEM 1. BUSINESS

General

        United Industries Corporation (the "Company") is the leading manufacturer and marketer of value-oriented products for the consumer lawn and garden care and insect control markets in the United States. The Company offers one of the broadest lines in the industry under a variety of brand names including Spectracide®, Spectracide Terminate™, Hot Shot®, Cutter®, Peters®, Real Kill® and No-Pest®, and as of December 2001, Sta-Green®, Vigoro®, Bandini® and Best®. The Company's "value" and "opening price point" brands generally compete with higher priced premium brands.

        In fiscal 2001, the Company generated net sales, net income and EBITDA of $273.3 million, $6.7 million and $58.2 million, respectively.

Industry Overview

        Retail sales of consumer lawn and garden pesticides and household insecticides in the United States totaled approximately $2.7 billion in 2001. The Company believes that the industry will continue to grow at approximately 4% over the next several years due to favorable demographic and economic trends. Approximately 67% of households in the United States, or 68 million households, participate in some form of lawn and garden care activity. Moreover, consumers over the age of forty-five represent the largest segment of lawn and garden care product users and typically enjoy more leisure time and higher levels of discretionary income than the general population. As the baby boom generation ages, this segment is expected to grow at a rate more than twice that of the total population. The Company believes that this demographic trend is likely to increase the number of lawn and garden care product users and will contribute to continued growth of the industry.

Competitive Strengths

        Leading Value-Oriented Brands.    The Company is the leading manufacturer and marketer of value- oriented products for the consumer lawn and garden care and insect control markets in the United States. The Company's value and opening price point brands have driven a shift in the industry by offering innovative products comparable or superior in quality to premium brands at lower prices. As a result, the Company's products have developed significant brand awareness and customer loyalty.

        Strong Relationships With Leading Retailers.    The Company has developed "strong relationships" with a number of leading national retailers in the fastest growing retail channels. The Company's three largest customers, Home Depot, Lowes and Wal*Mart, each hold significant positions in the lawn and garden care market and have together opened approximately 1,400 net new stores over the last five years. As a result, the Company has been able to significantly increase sales as these retailers have added new stores and captured market share.

        Large Direct Sales Force.    The Company has one of the largest direct sales forces in the industry, with approximately 450 sales representatives dedicated to merchandising the Company's products. Each representative typically visits each store on a weekly basis to merchandise shelf space, collect inventory data, record orders and educate in-store personnel about the Company's products. This process facilitates real time marketing, re-ordering and pricing decisions, helping to maximize store-level profitability. In addition, the Company's sales force helps to identify emerging trends and develop products to meet consumers' needs. The Company also supports the Spectracide Terminate™ product through employing a seasonal in-store sales force of approximately 200 people.

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

        Strong Relationships with Leading Retailers.    The Company believes that its strong value brand position coupled with its operational expertise will allow the Company to work with leading national retailers to develop opening price point brands. The Company currently manufactures and markets the opening price point brands for leading retailers such as Ace, Dollar General, Home Depot, Kmart and Lowes.

        Maximize Category Profitability for Retailers.    The Company focuses on maximizing retailers' profitability in selling the Company's products by being a low-cost provider and leveraging the Company's one-step distribution. The Company is a low-cost provider as a result of its high level of vertical integration and patented water-based aerosol technology. The Company has a one-step distribution process through its approximately 450 person exclusive direct sales force, one of the largest in the industry.

        Leverage Distribution Network.    The Company continually seeks to capitalize on its strong distribution network and relationships with retailers. The Company has increased its sales and improved operating leverage by supplying complementary product lines to retailers. The Company adds new products either through new product development or by acquiring product lines. The Company's new product development strategy has been to introduce innovative products that have superior performance, easy-to-understand packaging and value pricing. New products generate additional sales and generally provide higher margins to the Company and its retailers. The Company's brand acquisition strategy has been to selectively acquire product lines that can benefit from the Company's strong distribution network, product development expertise and other competitive strengths. Acquired product lines such as Peters® and Cutter® have experienced rapid growth upon integration into the Company's distribution network. Similarly, the Company expects that recently acquired product lines such as Sta-Green®, Vigoro®, Bandini® and Best® will experience rapid growth upon integration into the Company's distribution network.

The Company's History

        The Company was founded in 1969 and initially focused on metal works and anchor and bolt production. In 1973, the Company acquired Spray Chem, a contract manufacturer of liquid and aerosol insecticides and herbicides. In 1985, the Company acquired Real-Kill® and entered into the manufacture and distribution of branded products. In 1988, the Company formed its core businesses through the acquisition of certain assets of various businesses of Chesebrough-Ponds, a subsidiary of Unilever plc. The acquired brands included Spectracide®, Hot Shot®, Rid-a-Bug®, Bag-a-Bug® and No-Pest®. The acquisition of these brands expanded the Company's products to include a wide array of value-oriented indoor and outdoor pesticides. In 1994, the Company acquired assets relating to Cutter® from Miles, Inc. In 1995, the Company acquired assets from Alljack Company and Celex Corporation, including certain licensing rights and certain manufacturing rights of Kmart's opening price point brands. During December of 2001, the Company acquired the consumer lawn and garden fertilizer brands Vigoro®, Sta-Green® and Bandini®, and licensing rights to the Best® line of fertilizer products.

These brands, formerly owned by Pursell Industries, Inc. complement the Company's consumer lawn, garden and insect control products.

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

Products

        The Company manufactures and markets one of the broadest lines of pesticides in its industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents and fertilizers, under a variety of brand names. The Company's value brands are targeted toward consumers who want products and packaging that are comparable or superior to premium brands, at lower prices, while the Company's opening price point brands are designed for consumers who want quality products and packaging and are extremely cost conscious. The following is a description of each of the Company's major products.

Value Brands (81% of 2001 net sales)

        The Company sells a broad line of value brands marketed under such names as Spectracide®, Spectracide Terminate™, Hot Shot®, Cutter®, Peters®, Vigoro®, Sta-Green® and Best®. Below is a description of each of the Company's value brands:

        Spectracide®.    The Spectracide® product line primarily consists of outdoor insect control products and herbicides, but it also includes indoor insect control products, specialty items such as plant disease control and rose care products, and regional products such as fire ant killer and Japanese beetle traps.

        Spectracide Terminate™.    Introduced in 1998, Spectracide Terminate™ is the first ever do-it-yourself consumer termite killing system. The product is based on professional bait stake technology and comes in 20 and 40 stake packages to meet the needs of a wide range of property sizes.

        Hot Shot®.    The Hot Shot® product line consists of household insecticides, including items such as roach and ant killers, flying insect killers, foggers, wasp and hornet killers, flea control products, and roach and ant baits.

        Cutter®.    The Cutter® product line provides protection for the entire family, ranging from area repellent citronella candles to products designed especially for use on children and the outdoorsman. The Company has repositioned Cutter® as a value brand and increased its distribution.

        Peters®.    Peters® is a water-soluble fertilizer available in all-purpose formulations as well as specialty formulations for lawns, roses, tomatoes, orchids and azaleas.

        Vigoro®.    Vigoro has a broad line of lawn and garden fertilizers. The product was established in 1924 and has been sold exclusively to The Home Depot since 1996. The product gives premium performance at a value price. The brandname was acquired from Pursell Industries, Inc. on December 17, 2001.

        Sta-Green®.    Sta-Green has a complete line of lawn and garden fertilizers and value-added soils. The product was established in 1904 and has primarily been sold to Lowe's since 1996. The product gives premium performance at a value price. The brandname was acquired from Pursell Industries, Inc. on December 17, 2001.

        Best®.    Best is a regional brand of lawn and garden fertilizers. The product is licensed from J.R. Simplot and has strong brand recognition with independent retailers on the West Coast. The product gives premium performance at a value price. The license for the product was acquired from Pursell Industries, Inc. on December 17, 2001.

        Other Value Brands and Bandini®.    The Company also manufactures and markets regional value brands such as Rid-a-Bug® and Bag-a-Bug®. Real-Kill®, marketed as a Spanish-labeled product throughout the Caribbean, has become the leading brand of household insecticides in Puerto Rico. The Company also manufactures private label products for hardware co-operatives and other retailers and produce under contracts, pesticides and other chemicals for other customers. Bandini®, is a regional brand of lawn and garden fertilizers and soils. The product has strong brand recognition in California with regional listings with The Home Depot and Lowe's. The product is positioned as a premium product with premium pricing. The brand was acquired from Pursell Industries, Inc. on December 17, 2001.

Opening Price Point Brands (19% of 2001 net sales)

        An important aspect of the Company's growth over the past few years has been the Company's introduction of opening price point brands at home improvement centers, mass merchandisers, hardware stores and other outlets. By introducing these products, the Company has effectively acquired shelf space at the expense of its competitors by displacing premium brands and lower quality regional brands. The Company's strategic retail partners have also benefited from the Company's introduction of opening price point brands through streamlined logistics, better inventory control and higher margins. Below is a description of each of the Company's opening price point brands.

        Real-Kill®.    In 1997, the Company repositioned Real-Kill®, by re-launching the brand exclusively at Home Depot as its opening price point brand. The brand consists of indoor and outdoor pesticides, and rodenticides.

        No-Pest®.    In late 1997, the Company introduced No-Pest® exclusively at Lowes Companies as its opening price point brand. The brand consists of indoor and outdoor pesticides.

        Kgro®.    In late 1995, the Company acquired the manufacturing operations, that produce the Kmart owned opening price point brand, Kgro®. This brand consists of indoor and outdoor pesticides and soluble fertilizers. During the third quarter of 2000, Kmart notified the Company that the contract to manufacture Kgro® would not be renewed. However, as a result of acquiring brand names from Pursell Industries, the Company is now a private label manufacturer of Kgro® lawn and garden fertilizers. Pursell Industries, Inc. had been a Kmart supplier for ten years.

        Other Fertilizer Brands.    All-American® is a commodity "Large bag, field grade", opening price point fertilizer that offers "One-stop-shopping" for retailers. Parker® is a commodity fertilizer that is positioned between All-American and Bandini on price and has value-added timed-release nitrogen feature. These brands were acquired from Pursell Industries, Inc. on December 17, 2001.

Customers

        The Company sells its products through all major retail channels, including home improvement centers, mass merchandisers, hardware stores, grocery and drug stores, wholesale clubs and garden centers. The Company is heavily dependent on Home Depot, Wal*Mart and Lowes for a substantial portion of its sales. These three customers collectively accounted for approximately 64%, 59%, and 56% of net sales for 2001, 2000, and 1999, respectively.

        The Company manufactures and supplies products to hundreds of customers representing more than 70,000 retail stores across the United States and in select locations in Canada, Puerto Rico and the Caribbean. The Company's leadership position in the home improvement center and mass merchandiser channels is a key element of its past and future success. Industry wide, category sales continue to shift to the home improvement center and mass merchandiser channels. Sales are seasonal, as approximately 75% of shipments will occur in the first two quarters of the fiscal year. For this reason, net revenue and results of operations are stronger from January to June.

Backlog

        The Company does not believe that backlog is a meaningful and material indicator of sales that can be expected for any period. All of the Company's backlog is expected to be filled within 12 months, but there can be no assurance that the backlog at any point in time will translate into sales in any particular subsequent period. The Company believes that the amount of its backlog at year-end is not material.

Sales and Marketing

        The Company conducts sales activities through its exclusive direct sales force, which consists of approximately 425 market sales managers and merchandisers and 25 area sales managers. Market sales managers typically visit accounts on a weekly basis to merchandise shelves and collect inventory data. The data collected includes real-time information on SKUs, inventory levels and sales by market sales managers and customers and is used to develop promotional campaigns and merchandising plans that maximize store level sales and profitability. This process facilitates real-time marketing, re-ordering and pricing decisions. In addition, the Company supports the Spectracide Terminate™ product through employing a seasonal in-store sales force of approximately 200 people.

        The Company's marketing department leads the new product development process and develops consumer support plans to help drive sales through the Company's strong distribution network. To promote the Company's products to consumers, the Company advertises on regional television, radio and print media, develops consumer promotions and engages in market research efforts.

Research and Development

        In 2001, 2000 and 1999, the Company spent $2.4, $1.0 and $1.0 million, respectively, on research and development. The Company's research and development department has developed over 100 new products since 1996.

Raw Materials and Suppliers

        The key elements of the Company's products are various specialty chemicals as well as packaging materials. The Company obtains raw materials from various suppliers, which the Company currently considers to be adequate. No single vendor is considered to be essential to the Company's operations, and the Company has never experienced a significant interruption of supply. All of the Company's lawn fertilizer products are supplied by Pursell Indusries, Inc. Several of the Company's agreements with suppliers provide for price adjustments. In addition, some of the Company's agreements with suppliers provide for exclusivity rights, subject to minimum purchase requirements.

Competition

        The Company operates in a highly competitive market and competes against a number of national and regional brands. The Company's principal national competitors include: The Scotts Company, which markets products under the Ortho®, Roundup® and Miracle-Gro® brand names and their full line of lawn and garden fertilizers and soils; Lesco, Inc., which markets products under the names Lesco®, Lesco Products®, Aim Lawn & Garden Products®, Professional Turf Products®, Scenic Green®, TruGreen®, Chemlawn® and Barefoot; S.C. Johnson & Son, Inc., which markets products under the Raid® and OFF!® brand names; Bayer A.G., which markets products under Bayer®; and The Clorox Company, which markets products under the Combat® and Black Flag® brand names.

Intellectual Property

        The Company operates and owns a substantial number of trademarks and tradenames including the following: Spectracide®, Spectracide Terminate™, Spectracide Pro®, Hot Shot®, Rid-a-Bug®, Bag-a-Bug®, Real-Kill®, No-Pest®, Shootout®, Gro Best®, Vigoro®, Sta-Green® and Bandini®, as well as the licensing rights to the Best® line of fertilizer products. The Company also licenses the Cutter® trademark and other members of the Cutter® family of trademarks from Bayer Corporation and the Peters® and Peters Professional® trademarks from The Scotts Company. These licenses are, in effect, perpetual and exclusive.

Employees

        As of December 31, 2001, the Company had approximately 800 full-time employees. Approximately 200 of the Company's employees are covered by collective bargaining agreements, which expire in August 2002, with Finishers, Maintenance Painters, Industrial and Allied Workers Local Union 980, AFL-CIO.

Environmental Matters

        The Company is subject to federal, state, local and foreign laws and regulations governing environmental matters. The Company's manufacturing operations are subject to requirements regulating air emissions, wastewater discharge, waste management and cleanup of contamination. Based on assessments conducted by independent environmental consultants the Company believes that it is in material compliance with these requirements and has no material environmental liabilities. The Company may be subject to fines or penalties if the Company fails to comply with these environmental laws and regulations. The Company does not anticipate any material capital expenditures for environmental controls in 2002.

        The Company's pesticide products must be reviewed and registered by the U.S. Environmental Protection Agency (EPA) and similar state agencies or, in foreign jurisdictions, by foreign agencies, before they can be marketed. The Company devotes substantial resources to maintaining compliance with these registration requirements. If the Company fails to comply, however, registration of the affected pesticide could be suspended or canceled, and the Company could be subject to fines or penalties. Additionally, the EPA is in the process of re-registering all pesticides and is requiring manufacturers to supply the EPA with additional data regarding their pesticides. Where possible, the Company is working with trade associations and suppliers to reduce the Company's cost of developing this data.

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

Financial Information about Industry and Geographic Segments

        For detailed information concerning the Company's industry and geographic segments, reference is made to Note 19 of the Financial Statements included elsewhere in the Annual Report on Form 10-K.

ITEM 2. PROPERTIES

        The Company has three manufacturing facilities located in Vinita Park, Missouri and one manufacturing facility in Plymouth, Michigan. Four types of product categories are manufactured at these facilities: aerosols, liquids, baits and water-soluble fertilizers. The typical manufacturing process consists of four stages: batch, fill, label and pack. The Company currently produces over 300 SKUs through the Company's aerosol production lines, three liquid production lines, bait line and two water-soluble fertilizer production lines. The Company's production lines are flexible and can operate at a variety of filling speeds and produce multiple shipping configurations. The Company often uses outside manufacturers for the production of granular insecticides, fertilizers and candles.

        The Company has distribution centers located in Bridgeton, Vinita Park and Overland, Missouri; Allentown, Pennsylvania; Gainesville, Georgia; and Ontario, California. During December of 2001, the Company commenced with a consolidation of three local warehouses to the one located in Bridgeton, Missouri. The consolidation project should result in cost savings to the Company. The Company recorded a $3.7 million charge during the fourth quarter of 2001, primarily attributable to facility exit costs related to the warehouse consolidation project, of which the majority of the costs will represent duplicate rent payments in 2002. This project is expected to have a two to three year payback.

        In management's opinion, the current facilities generally are well maintained and provide adequate production capacity for future operations. However, management continues to evaluate the need to reposition the Company's portfolio of businesses and facilities to meet the needs of the changing markets it serves.

        The Company's manufacturing and distribution facilities are primarily leased under long-term operating leases with renewal options.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 17, 2001, the holders of a majority of the issued and outstanding shares of the Company's capital stock entitled to vote, in lieu of a special meeting of the stockholders of the

Company, approved an amendment to the Company's Restated Certificate of Incorporation by written consent. The Company's Restated Certificate of Incorporation was amended to:

  •
  Create 22,600 shares of $0.01 par value Class A Preferred Stock to be sold to UIC Holdings, L.L.C. for $1,000 per share. Dividends on the shares of Class A Preferred Stock accrue at 15% of their liquidation value. The liquidation value of any share of Class A Preferred Stock is equal to $1,000. Dividends to the extent not paid on December 31 of each year shall be cumulative. As of December 31, 2001 the total number of shares of Class A Preferred Stock outstanding is 22,600 and the cumulative dividend payable is $0.1 million.

  •
  Increase the Company's total authorized Class A Voting Common Stock from 34,100,000 to 37,600,000 shares to accommodate the Company's granting of Stock Purchase Warrants to UIC Holdings, L.L.C., which will receive a 10-year option to purchase up to 3,150,000 shares of Class A Voting Common Stock at $3.25 per share.

  •
  Increase the Company's total authorized Class B Non-Voting Common Stock from 34,100,000 to 37,600,000 shares to accommodate the Company's granting of Stock Purchase Warrants to UIC Holdings, L.L.C., which will receive a 10-year option to purchase up to 3,150,000 shares of Class B Non-Voting Common Stock at $3.25 per share.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company does not have publicly held common stock. The Company does not pay dividends on common stock, nor does it intend to pay any dividends in the future. In addition, the Company's Senior Credit Facility includes a limitation on the Company's ability to pay dividends on common stock.

        On December 17, 2001, the Company issued 22,600 shares of $0.01 par value Class A Preferred Stock to UIC Holdings, L.L.C. for cash consideration of $22,350,000. The Company issued the 22,600 shares of Class A Preferred Stock to UIC Holdings, L.LC. pursuant to the exemption set forth in Rule 506 under the Securities Act of 1933. In addition, the Company issued Stock Purchase Warrants to UIC Holdings, L.L.C. for a 10-year option to purchase up to 3,150,000 shares of Class A Voting Common Stock at $3.25 per share and Stock Purchase Warrants to UIC Holdings, L.L.C. for a 10-year option to purchase up to 3,150,000 shares of Class B Non-Voting Common Stock at $3.25 per share.

ITEM 6. SELECTED FINANCIAL DATA

        The selected historical financial data for the fiscal years ended December 31, 2001, 2000 and 1999 have been derived from audited financial statements included elsewhere in this report. The historical financial data for the years ended December 31, 1999, 1998, 1997 and 1996 have been derived from audited financial statements, which do not appear in this report. When you read this selected historical financial data, it is important that you read along with it the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all of which are included in this report.

	Year Ended December 31,
	2001		2000		1999		1998		1997		1996
	(000's)
Statement of Income Data:
Sales before promotion expense	$297,776		$288,618		$304,048		$282,676		$242,601		$199,495
Promotion expense	24,432		22,824		19,572		31,719		25,547		22,804

Net sales	273,344		265,794		284,476		250,957		217,054		176,691

Operating costs and expenses:
Cost of goods sold	148,371		146,229		150,344		140,445		128,049		106,640
Selling, general and administrative expenses	74,689		69,099		80,496		61,066		52,092		46,276
Facilities and organizational rationalization charge	5,550		—		—		—		—
Dursban related expenses	—		8,000		—		—		—		—
Recapitalization transaction fees	—		—		10,690		—		—		—
Change of control bonuses	—		—		8,645		—		—		—
Severance charge	—		—		2,446		—		—		—
Non-recurring litigation charges	—		—		1,647		2,321		—		—

Total operating costs and expenses	228,610		223,328		254,268		203,832		180,141		152,916

Operating income	44,734		42,466		30,208		47,125		36,913		23,775
Interest expense	35,841		40,973		35,223		1,106		1,267		1,502

Income (loss) before provision for income taxes, discontinued operations and extraordinary item	8,893		1,493		(5,015)		46,019		35,646		22,273
Income tax expense	2,167		134		4,257		992		726		447

Income (loss) from continuing operations, before extraordinary item	$6,726		$1,359		$(9,272)		$45,027		$34,920		$21,826

Other Financial Data:
Cash flow provided by continuing operations	$25,980		$14,896		$10,434		$50,763		$35,136		$27,741
Cash used for investing activities continuing operations	45,416		3,950		3,038		3,628		5,138		6,384
Cash (provided by) used for financing activities	(19,436)		10,946		7,396		49,088		32,329		23,645
EBITDA(1)	58,152		55,725		58,351		53,284		40,510		27,336
Depreciation and amortization	4,918		5,261		4,715		3,838		3,597		3,561
Capital expenditures(2)	7,916		3,950		3,038		3,628		5,138		6,384
Gross margin	45.7%		45.0%		50.6%		50.3%		47.2%		46.5%
EBITDA margin	21.3		21.0		19.2		18.8		16.7		13.7
Ratio of earnings to fixed charges(3)	1.2	x	1.0	x	.9	x	17.6	x	13.9	x	8.3	x
Balance Sheet Data:
Working Capital(4)	$19,703		$29,892		$22,938		$30,042		$32,046		$26,919
Total assets(5)	272,556		234,894		240,907		94,161		97,441		84,254
Total debt	351,768		354,301		369,255		4,645		3,997		13,960
Stockholder's equity (deficit)	(144,417)		(170,763)		(186,802)		58,257		64,449		46,829

(1)
EBITDA represents income from continuing operations before interest expense, income tax expense, depreciation and amortization, facilities and organizational rationalization charge, Dursban charge, recapitalization transaction fees, change of control bonuses, severance charges and non-recurring litigation charges. During 2001, the Company incurred an $8,500 charge for facilities and organizational rationalization. During 2000, the Company incurred an $8,000 charge for Dursban related expenses. During 1999, the Company incurred charges of $10,690 for recapitalization transaction fees, $8,645 for change of control bonuses and $2,446 for severance charges. For 1999 and 1998, the Company incurred charges of $1,647 and $2,321 for non-recurring litigation charges, respectively. The Company has included information concerning EBITDA because the Company believes certain investors use it as one measure of a company's historical ability to fund operations and meet its financial obligations. EBITDA is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States of America and should not be used as an alternative to operating income or income from continuing operations as an indicator of the Company's operating performance or cash flow as a measure of liquidity. In addition, the Company's definition of EBITDA may not be comparable to that reported by other companies. EBITDA is calculated as follows:

	2001	2000	1999	1998	1997	1996
Income (loss) from continuing operations(a)	$6,726	$1,359	$(9,272)	$45,027	$34,920	$21,826
Interest expense	35,841	40,973	35,223	1,106	1,267	1,502
Income tax expense	2,167	134	4,257	992	726	447
Depreciation and amortization	4,918	5,261	4,715	3,838	3,597	3,561
Recapitalization transaction fees(b)	—	—	10,690	—	—	—
Change of control bonuses(c)	—	—	8,645	—	—	—
Severance charges(c)	—	—	2,446	—	—	—
Non-recurring litigation charges(c)	—	—	1,647	2,321	—	—
Facilities and organizational rationalization(e)	8,500	—	—	—	—	—
Dursban related expenses(d)	—	8,000	—	—	—	—

EBITDA	$58,152	$55,727	$58,351	$53,284	$40,510	$27,336

  (a)
  Does not reflect the elimination of stockholder salaries and certain fringe benefits that were in effect prior to the recapitalization and were reflective of the private ownership structure that existed prior to the Recapitalization, offset by the salary and fringe benefit structure that was implemented with the Recapitalization. The net effect of these related party transaction amounts would be to increase income from continuing operations by $7,740, $3,061 and $3,847 for the years ended 1998, 1997 and 1996.
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
  (c)
  During 1999, the Company recorded various charges as follows: (i) change of control bonuses paid to certain members of senior management amounting to $8,645; (ii) $2,446 of severance charges incurred as a result of the President and Chief Executive Officer and Senior Vice President, Sales terminating their employment with the Company; and (iii) $1,500 of non-recurring litigation charges to primarily reserve for the expected cost of an adverse judgement on a counterclaim filed by defendants in the case of United Industries Corporation vs. John Allman, Craig Jackman et al. This case was settled in July 1999. In 1998, the Company recorded non-recurring litigation charges of $2,321 related to two separate lawsuits. In March 1998, a judgment was entered against the Company, in a lawsuit filed by the spouse of a former employee claiming benefits from a United-owned key man life insurance policy. The Company recorded a charge of $1,200 for this case in the first quarter of 1998 and an additional $147 in the fourth quarter of 1999. The Company also incurred costs pertaining to certain litigation concerning the advertising of the Company's Spectracide Terminate™ product for which a settlement was negotiated. Costs related to this case amounted to $1,121.
  (d)
  During 2000, the U.S. Environmental Protection Agency and manufacturers of chlorpyrifos (the active ingredient in Dursban pesticidal products) entered into a voluntary agreement that provides for withdrawal of virtually all residential uses of Dursban. Manufacturing of new Dursban products intended for residential use ceased by December 1, 2000, and formulators could no longer sell such products to retailers after February 1, 2001. Retailers were no longer be able to sell Dursban products after December 31, 2001. The Company assessed the potential financial impact of the Dursban agreement on its operations. A charge of $8,000 was recorded in September of 2000 for costs associated with this agreement. The Company has replacement chemicals for Dursban, which are currently being used in production of new pesticidal products.
  (e)
  During 2001, the Company recorded a charge related to rationalizing facilities, organization and a significant product line. $2,700 of the charge was recorded in cost of goods sold.
(2)
Capital expenditures for 2001, 2000 and 1999, exclude capital lease obligations of $0, $5,344 and $9,215 respectively.
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
(5)
The Company advanced its strategic plan for growth in the consumer lawn and garden category by acquiring leading consumer fertilizer brands VIGORO®, STA-GREEN® and BANDINI®, as well as acquiring licensing rights to the BEST® line of fertilizer products on December 17, 2001. The cost of the acquisition was $37,500 and is the primary reason for the increase in total assets from December 2000.

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

Overview

        The Company is the leading manufacturer and marketer of value-oriented branded products for the consumer lawn and garden pesticide and household insecticide markets in the United States. The Company manufactures and markets one of the broadest lines of pesticides in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents and fertilizers, under a variety of brand names. The Company believes that the key drivers of growth for the $2.7 billion consumer lawn and garden pesticide and household insecticide retail markets include: (a) the aging of the United States population; (b) growth in the home improvement center and mass merchandiser channels; and (c) shifting consumers' preferences toward value-oriented branded products.

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the audited financial statements and the related notes to the audited financial statements.

Critical Accounting Policies

        The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 14 of this Form 10-K. Note that the preparation of this Annual Report on Form 10-K requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The Company believes that the most critical accounting policies include revenue recognition, inventories, promotion expense and income taxes.

Revenue recognition

        Net sales are gross sales of products sold to customers in accordance with the shipping terms applicable to each sale less any customer discounts from list price and customer returns and less promotion expense of products through cooperative programs with retailers. The Company's provision for customer returns is based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Inventories

        Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out method. Cost includes raw materials, direct labor and overhead. Provision for potentially oblolete or slow-moving finished goods and raw materials are made based on management's analysis of inventory levels and future sales forecasts. In the event that our estimates of future usage and sales differ from actual results, we may need to establish an additional provision for obsolete or slow-moving finished goods and raw materials.

Promotion expense

        The Company advertises and promotes its products through national and regional media. Products are also advertised and promoted through cooperative programs with retailers. The Company expenses advertising and promotion costs as incurred, although costs incurred during interim periods are generally expenses ratably in relation to revenues. Significant management judgment is required to estimate the amount of costs under our cooperative programs that has been incurred by the retailers. Actual costs incurred by the Company may differ significantly from our estimates if factors such as the level of participation and success of the retailers' programs or other conditions differ from our expectations.

Income taxes

        In conjunction with the Recapitalization, the Company converted from an "S" corporation to a "C" corporation. As a "C" corporation, the Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $112.3 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and deductible goodwill created in conjunction with the Company's Recapitalization. The valuation allowance is based on our estimates of taxable income by jurisdiction in which our deferred tax assets will be recoverable. In the event that actual results differ from those estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance or reduce our current valuation allowance, which could materially impact our financial position and results of operations.

Results of Operations

        The following discussion regarding results of operations refers to net sales, cost of goods sold, advertising and promotion expense and selling and general and administrative expenses, which the Company defines as follows:

  •
  Net sales are gross sales of products sold to customers in accordance with the shipping terms applicable to each sale less any customer discounts from list price and customer returns and less promotion expense of products through cooperative programs with retailers.

  •
  Cost of goods sold includes active and inert ingredients, container and packaging material costs as well as direct labor, outside labor, manufacturing overhead and freight.

  •
  Selling and general and administrative expenses include all costs associated with the selling and distribution of product, product registrations and administrative functions such as finance, information systems and human resources.

        The following table sets forth the percentage relationship of certain items in the Company's Statements of Operations to net sales for fiscal 2001, 2000 and 1999:

	Year Ended December 31,
	2001	2000	1999
Net sales:
Value brands	81.0%	75.8%	79.8%
Opening price point brands	19.0	24.2	20.2

Total net sales	100.0	100.0	100.0
Operating costs and expenses:
Cost of goods sold	54.3	55.0	52.8
Selling, general and administrative expenses	27.3	26.0	28.3
Facilities and organizational rationalization	2.0	—	—
Dursban charge	—	3.0	—
Recapitalization transaction fees	—	—	3.8
Change of control bonuses	—	—	3.0
Severance charges	—	—	0.9
Non-recurring litigation charges	—	—	0.6

Total operating costs and expenses	83.6	84.0	89.4

Operating income	16.4	16.0	10.6
Interest expense	13.1	15.4	12.4

Income (loss) before provision for income taxes, and extraordinary item	3.3	0.6	(1.8)
Income tax expense	0.8	0.1	1.5

Income (loss) before extraordinary item	2.5%	0.5%	(3.3)%

FISCAL 2001 COMPARED TO FISCAL 2000

        Net Sales.    Net sales increased 2.8% to $273.3 million for the twelve months ended December 31, 2001 from $265.8 million for the twelve months ended December 31, 2000. This increase was driven by a combination of offsetting factors including:

  •
  Increase in demand for insect repellant;

  •
  Increased sales of Spectracide Terminate™;

  •
  Increased sales in the hardware channel;

  •
  Decreased sales related to the loss of Kmart Kgro® private label business for 2001; and

  •
  Decreased sales related to products that contain chlorpyrifos.

        Net sales of the Company's value brands increased 9.9% to $221.4 million for the twelve months ended December 31, 2001 from $201.5 million for the twelve months ended December 31, 2000. Sales of insect repellants increased by $11.0 million for the twelve months ended December 31, 2001 from the twelve months ended December 31, 2000. The increased demand for insect repellants was related primarily to weather conditions. Value brand sales of Spectracide Terminate™ increased by $6.9 million primarily due to focused marketing programs. The $5.1 million increase in the hardware channel was primarily due to continued capturing of private label SKU's of customers in this channel. The above gains, were partially offset by lost sales of products that contained chlorpyrifos. During 2000 the U.S. Environmental Protection Agency and manufacturers of chlorpyrifos (the active ingredient in Dursban pesticidal products) entered into a voluntary agreement that provided for the withdrawal of virtually all residential uses of Dursban.

        Net sales of opening price point brands decreased 19.3% to $51.9 million for the twelve months ended December 31, 2001 from $64.3 million for the twelve months ended December 31, 2000. The decrease was driven by the loss of the Kmart Kgro® business that was discontinued in the third quarter of 2000. The decrease was partially offset by sales of insect repellants.

        Gross Profit.    Gross profit increased 4.5% to $125.0 million for the twelve months ended December 31, 2001 compared to $119.6 million for the twelve months ended December 31, 2000. As a percentage of sales, gross profit increased to 45.7% as compared to 45.0% for the twelve months ended December 31, 2000. The increase in gross profit as a percentage of sales was the result of a change in mix of sales to value brands, which are higher margin products, and was partially offset by a $2.7 million inventory rationalization charge recorded during the fourth quarter of 2001.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 8.1% to $74.7 million for the twelve months ended December 31, 2001 from $69.1 million for the twelve months ended December 30, 2000. As a percentage of net sales, selling, general and administrative expenses increased to 27.3% for the twelve months ended December 31, 2001 from 26.0% for the twelve months ended December 30, 2000. The increase is attributed to greater advertising spending to support the value brands, along with additional spending for in-store sales and support in the home centers. Prior year expenses also reflect a cost reduction due to the impact of the termination of a capital lease.

        Facilities and organizational rationalization.    During 2001, the Company recorded a non-recurring expense of $5.6 million. The components of the charge are as follows: severance cost of $2.1 million related to an early voluntary retirement program and a charge of $3.7 million attributed to facility exit costs related to warehouse and office consolidation. There were no related charges in 2000. See footnote 25 to the Financial Statements. Note that a $2.7 million charge for inventory rationalization was recorded in cost of goods sold.

        Dursban related expenses.    During 2000, the Company recorded a non-recurring expense of $8.0 million as a result of the EPA's and the manufacturers' of Dursban voluntary agreement to the withdrawal of the active chemical in the Company's products. There were no related charges in 2001. See footnote 18 to the Financial Statements.

        Operating Income.    Operating income increased 5.3% to $44.7 million for the twelve months ended December 31, 2001 from $42.5 million for the twelve months ended December 31, 2000. As a percentage of net sales, operating income increased to 16.4% for the twelve months ended December 31, 2001. Operating income was 16.0% for the twelve months ended December 31, 2000. The change in operating income is a net result of changes in the above line items.

        Income tax expense.    For the twelve months ended December 31, 2001, the Company's effective income tax rate is 24.4%, which reflects the estimated utilization of the goodwill deduction in fiscal year 2001. The goodwill deduction is related to the step-up in tax basis that occurred in conjunction with the Recapitalization.

FISCAL 2000 COMPARED TO FISCAL 1999

        Net Sales.    Net sales decreased 6.6% to $265.8 million for the twelve months ended December 31, 2000 from $284.5 million for the twelve months ended December 31, 1999. This decrease was driven by a combination of factors including:

  •
  Key markets in the southern half of the country experienced an extreme drought, which impacted consumer take-away at several key retailers;

  •
  Decline in value brand sales due to a reduction in products carried by Home Depot, partially offset by gains at other customers;

  •
  Retail inventory balancing issues affecting shipments of Spectracide Terminate;

  •
  Lost sales opportunity due to voluntary withdrawal of Dursban in compliance with the agreement between the EPA and manufacturers of chlorpyrifos; and

  •
  1999 Spectracide Pro® sales reflected initial sell in to stock retail shelves.

        Net sales of the Company's value brands decreased 11.2% to $201.5 million for the twelve months ended December 31, 2000 from $227.0 million for the twelve months ended December 31, 1999. Value brand sales to Home Depot were impacted by Home Depot's strategy to move more listings to opening price point brands as well as overall category sales performed below market trends at Home Depot. The declines at Home Depot were partially offset by the continued same store and new store growth at Lowes. The extreme drought in the South and Southwest combined with unusually wet weather in the Northeast severely impacted customer point-of-sales in all seasonal goods. Spectracide Terminate™ shipments were impacted by high retail inventory levels. However, retail point-of-sale trends continued to show improved consumer acceptance. Spectracide Pro's® net sales decreased to $3.6 million for the twelve months ended December 31, 2000 from $5.9 million for the twelve months ended December 31, 1999, as the first half of 1999 reflected the initial sell in to stock retail shelves.

        Net sales of opening price point brands increased 11.9% to $64.3 million for the twelve months ended December 31, 2000 from $57.5 million for the twelve months ended December 31, 1999. The increase was driven by an increase in opening price point listings at Home Depot and continued same store and new store growth at Lowes.

        Gross Profit.    Gross profit decreased 10.9% to $119.6 million for the twelve months ended December 31, 2000 compared to $134.1 million for the twelve months ended December 31, 1999. As a percentage of sales, gross profit decreased to 49.3% as compared to 50.6% for the twelve months ended December 31, 1999. The decrease in gross profit as a percentage of sales was the result of a change in sales mix to slightly lower margin products, offset by lower material costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased 14.2% to $69.1 million for the twelve months ended December 31, 2000 from $80.5 million for the twelve months ended December 30, 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 26.0% for the twelve months ended December 31, 2000 from 28.3% for the twelve months ended December 30, 1999. The overall decrease in selling, general and administrative expenses was primarily due to a reduction of marketing and sales expenses related to sales volume decrease, gain recognized on the termination of a capital lease and other cost reduction efforts.

        Recapitalization Transaction Fees.    No charges were recorded for the twelve months ended December 31, 2000. For the twelve months ended December 31, 1999, the Company recorded a charge of $10.7 million for recapitalization transaction fees. As of December 31, 2000, the Company recorded $32.2 million in fees and expenses associated with the Recapitalization. Fees and expenses that were specifically identified as relating to the issuance of debt were capitalized and will be amortized over the life of the debt as interest expense. The fees and expenses that could be specifically identified as relating to the equity transactions were charged directly to equity. Other transaction fees were allocated between debt and recapitalization transaction fees expenses based on the Company's estimate of the effort spent in the activity giving rise to the fee or expense.

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

        Dursban related expenses.    During 2000, the Company recorded a non-recurring expense of $8.0 million as a result of the EPA and the manufacturers of Dursban voluntary withdrawal of the active chemical in the Company's products. There were no related charges in 1999. See footnote 18 to the Financial Statements.

        Operating Income.    Operating income increased 40.7% to $42.5 million for the twelve months ended December 31, 2000 from $30.2 million for the twelve months ended December 31, 1999. As a percentage of net sales, operating income increased to 16.0% for the twelve months ended December 31, 2000. Operating income was 10.6% for the twelve months ended December 31, 1999. Operating income in 1999 was primarily negatively impacted by Recapitalization transaction fees of $10.7 million and change of control bonuses as a result of the Recapitalization of $8.6 million.

        Income tax expense.    For the twelve months ended December 31, 2000, the Company's effective income tax rate reflects the estimated utilization of the goodwill deduction in fiscal year 2000. The goodwill deduction is related to the step-up in tax basis that occurred in conjunction with the Recapitalization. For the twelve months ended December 31, 1999, income tax expense included the one-time impact of the conversion of the Company from an "S" corporation to a "C" corporation of $2.1 million. This conversion was in conjunction with the Recapitalization.

Liquidity and Capital Resources

        Historically, the Company has utilized internally generated funds and borrowings under credit facilities to meet ongoing working capital and capital expenditure requirements. As a result of the Recapitalization, the Company has significantly increased cash requirements for debt service relating to the Company's Senior Subordinated Notes and Senior Credit Facility. As of December 31, 2001, the Company had total debt outstanding of $351.8 million. On February 13, 2002, an incremental amendment to the Senior Credit Facility of $30.0 million increased the Term Loan B. As of December 31, 2000, the Company had total debt outstanding of $354.3 million. The Company will rely on internally generated funds and, to the extent necessary, borrowings under the Company's Revolving Credit Facility to meet liquidity needs.

        The Company's Senior Credit Facility consists of:

  •
  The $80.0 million Revolving Credit Facility, under which $23.5 million in borrowings were outstanding at December 31, 2001;

  •
  The $75.0 million Term Loan A ($39.2 million outstanding at December 31, 2001); and

  •
  The $150.0 million Term Loan B ($134.5 million outstanding at December 31, 2001). On February 13, 2002, the Term Loan B was increased by an incremental $30.0 million. The additional $30.0 million provides additional liquidity for the Company given the recently completed acquisition of leading consumer fertilizer brands on December 17, 2001. See footnote 27 to the Financial Statements.

        The Company's Revolving Credit Facility and the Term Loan A mature in January 2005, and the Term Loan B matures in January 2006. The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the Revolving Credit Facility shall not exceed $10.0 million for 30 consecutive days occurring during the period August 1 and November 30 in each calendar year. The Company was in compliance with debt covenants at December 31, 2001.

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

        On November 9, 2000, the Senior Credit Facility was amended to provide new financial covenants and a waiver of certain covenants at September 30, 2000. As a condition to the effectiveness of this amendment and waiver, the Company agreed to the following items:

          1.    The Company agreed to terminate $30.0 million of the unused portion of the Senior Credit Facility under the credit agreement, thereby reducing the Revolving Credit Facility from $110.0 million to $80.0 million.

          2.    The Company agreed to sell Common Stock and/or permitted Preferred Stock to UIC Holdings, L.L.C. for net cash proceeds equal to $15.0 million, which net cash proceeds have been applied to the prepayment of Term Loan advances.

          3.    An interest rate increase which will range from 25 to 75 basis points higher than the previous Senior Credit Facility.

        On November 8, 2000, the Company Board of Directors authorized the creation of 15,000 shares of Class A Preferred Stock to be sold to UIC Holdings, L.L.C. at a price of $1,000 per share.

        On December 17, 2001, the Company sold 22,600 shares of Class A Preferred Stock to UIC Holdings, L.L.C for $22.4 million in cash. The cash proceeds of this sale provided the Company with additional liquidity for the acquisition of leading consumer fertilizer brands on December 17, 2001.

        On February 13, 2002 the Company received approval from its banking syndicate for an amendment to its Senior Credit Facility. The newly amended Senior Credit Facility increases the Term Loan B by an incremental $30.0 million as well as provides additional capital expenditure flexibility. The amendment provides additional liquidity for the Company given its recently completed acquisition of the fertilizer brands from Pursell Industries, Inc. The Senior Credit Facility retains Banc of America Securities, L.L.C. as sole Lead Arranger and lead Agent.

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

        The Company's principal liquidity requirements are for working capital, capital expenditures and debt service under the Senior Credit Facility and the notes. Cash flow from operations provided net cash of approximately $26.0, $14.9 million, and $10.4 million in 2001, 2000, and 1999 respectively. Net cash used by operating activities fluctuates during the year as the seasonal nature of the Company's sales results in a significant increase in working capital (primarily accounts receivable and inventory) during the first half of the year, with the second and third quarters being significant cash collection periods.

        Capital expenditures are related to a new Business System Improvement Project and the enhancement of the Company's existing facilities and the construction of additional productions and distribution capacity. Cash used for capital expenditures in 2001, 2000, and 1999 was $7.9, $4.0 million, and $3.0 million respectively. The increase in 2001 capital expenditures from 2000 is primarily related to the initial costs of the new Business System Improvement Project. No cost for the Business System Improvement Project was incurred in 2000 or 1999. The Company entered into a capital lease agreement for aircraft in March 2000 for $5.3 million. Cash used for capital expenditures in fiscal 2002 is expected to be less than $5.0 million.

        Principal on Term Loan A is to be repaid in twenty-three consecutive quarterly installments commencing June 30, 1999, with a final installment due January 20, 2005. The principal amount of Term Loan B is to be repaid in twenty-seven consecutive quarterly installments commencing June 30, 1999 with a final balloon installment due January 20, 2006.

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

        The Company has not entered into any off-balance sheet arrangements.

Contractual Obligations

        The following table shows the aggregate of the Company's Contractual Obligations at December 31, 2001 (adjusted for the February 13, 2002 amendment to Term B Loan).

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(in millions)
Long-Term Debt and Credit Facilities	$377.2	$29.0	$33.9	$164.3	$150.0
Capital Lease	5.8	0.8	1.6	3.3	—
Operating Leases	46.4	5.4	11.7	9.8	19.5

Total Contractual Cash Obligations	$429.4	$35.2	$47.2	$177.4	$169.5

        The Company leases six facilities in St. Louis, Missouri from an affiliate of David C. Pratt, a Director of the Company. Five of the leases expire on December 31, 2010. The Company has options to terminate these leases on a year-to-year basis with advance notice of at least 12 months. One of the leases is a sublease agreement expiring on December 31, 2005, but it may be extended for two additional five-year periods beginning January 1, 2006. The Company believes that the terms of these leases are similar to those negotiated by unrelated parties at arms length. The amount obligated to the affiliate of David C. Pratt at December 31, 2001 is $22.7 million. Subsequent to December 31, 2001, David C. Pratt resigned as a Director of the Company.

Acquisition of Leading Consumer Fertilizer Brands

        The Company advanced its strategic plan for growth in the consumer lawn and garden category by acquiring leading consumer fertilizer brands Vigoro®, Sta-Green® and Bandini®, as well as acquiring licensing rights to the Best® line of fertilizer products on December 17, 2001. The brands, formerly owned by or licensed to Pursell Industries, Inc., complement the Company's consumer lawn, garden and insect control products. Pursell Industries, Inc., will continue to manufacture, warehouse and distribute the fertilizer products for the Company under a long-term agreement. The Company will leverage its marketing and sales-service expertise to drive growth within the retail distribution channels. The $37.5 million acquisition is expected to add approximately $145.0 million in revenue to the Company's top line.

        In conjunction with the acquisition and the receipt of $22.0 million from UIC Holdings, L.L.C., the Company's Board adopted resolutions to amend the Company's Certificate of Incorporation to:

  •
  Issue an additional 22,600 shares of $0.01 par value Class A Preferred Stock to be sold to UIC Holdings, L.L.C. for $1,000 per share. Dividends on the shares of Class A Preferred Stock accrue at 15% of their Liquidation Value. The liquidation value of any share of Class A Preferred Stock is equal to $1,000. Dividends to the extent not paid on December 31 of each year shall be cumulative. As of December 31, 2001 the total number of shares of Class A Preferred Stock outstanding is 22,600 and the cumulative dividend payable is $0.1 million.

  •
  Increase the Company's total authorized Class A Voting Common Stock from 34,100,000 to 37,600,000 shares to accommodate the Company's granting of Stock Purchase Warrants to UIC Holdings, L.L.C., which will receive a 10-year option to purchase up to 3,150,000 shares of Class A Common Stock at $3.25 per share.

  •
  Increase the Company's total authorized Class B Non-Voting Common Stock from 34,100,000 to 37,600,000 shares to accommodate the Company's granting of Stock Purchase Warrants to UIC Holdings, L.L.C., which will receive a 10-year option to purchase up to 3,150,000 shares of Class Common Stock at $3.25 per share.

Charge for Facilities, Organizational and Product Line Rationalization

        During the fourth quarter of 2001 the Company recorded a $8.5 million charge related to facilities, organizational and product line rationalization. The components of the charge are as follows:

  •
  $2.7 million is non-cash for obsolete inventory primarily related to the discontinuance of the Spectracide Pro product line and damaged product related to the warehouse consolidation and move;

  •
  $2.1 million is for severance costs associated with an early voluntary retirement program that was offered during December 2001; and

  •
  $3.7 million is attributed to facility exit costs related the warehouse and office consolidation project, of which the majority of the costs will represent duplicate rent payments in 2002. This project is expected to have a two to three year payback.

Seasonality

        The Company's business is highly seasonal because the Company's products are used primarily in the spring and summer. For the past four years, approximately 75% of the Company's net sales have occurred in the first and second quarters. The Company's working capital needs, and correspondingly the Company's borrowings, peak near the end of the Company's first quarter.

Impact of 2000 Dursban Agreement

        During 2000, the U.S. Environmental Protection Agency and manufacturers of chlorpyrifos (the active ingredient in Dursban pesticidal products) entered into a voluntary agreement that provides for withdrawal of virtually all residential uses of Dursban. Formulation of Dursban products intended for residential use was required to cease by December 1, 2000, and formulators could not sell such products to retailers after February 1, 2001. Retailers were no longer able to sell Dursban products after December 31, 2001.

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

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for recognition of intangible assets separately from goodwill. For business combinations initiated after June 30, 2001, SFAS 141 also requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Any unamortized deferred credit arising from a business combination completed before July 1, 2001 will be recognized as the cumulative effect of a change in accounting principle. The Company will adopt SFAS No. 141 on January 1, 2002. The Company does not expect the impact of the adoption of SFAS No. 141 on its financial statements to be material as the Company has no negative goodwill or intangible assets that have been reported as part of goodwill.

        Also in July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 eliminates the amortization of goodwill and instead requires goodwill to be tested for impairment annually. Also, intangible assets are required to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under SFAS 142, if the intangible asset has an indefinite useful life, it is not amortized until its life is determined to be finite. SFAS No. 142 provides a staggered timeline for completing transitional impairment testing of goodwill and indefinite-lived intangible assets. The Company will be required to reassess the useful lives of intangible assets by the end of the first quarter of 2002. The Company does not have any indefinite-lived intangible assets. The Company will be required to complete the first step of the transational goodwill impairment by the end of the second quarter 2002. If this first step indicates transitional goodwill impairment may exist, the second step must be completed no later than December 31, 2002.

        In January 2002, the Securities and Exchange Commission (SEC or the "Commission") issued Release Nos. 33-8056; 34-45321; FR-61 (the "Release"), Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. The Release provides guidance for domestic and foreign registrants regarding disclosures in Management's Discussion and Analysis (MD&A) and is applicable for all interim and year-end filings submitted after the date of the Release. The Release does not change current legal requirements or create new requirements; rather it emphasizes the importance of the existing disclosures prescribed by Item 303 of Regulation S-K, Management's Discussion and Analysis of Financial Condition and Results of Operations, and suggests that registrants provide certain additional information. The Company has adopted the new disclosures that are applicable.

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. There is no impact of SFAS 144 on the Company's financial statements.

        In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company is currently evaluating the impact of SFAS 144 on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate

        The Company is exposed to market risks relating to changes in interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in interest rates.

        Effective April 1, 2001, the Company entered into two interest rate swaps that have fixed the interest rate as of April 30, 2001 for $75.0 million variable rate debt under the Senior Credit Facility. The interest rate swaps are for $50.0 and $25.0 million of the Senior Credit Facility and will terminate on April 30, 2002. The fixed LIBOR interest rates are 4.74% and 4.66% for the $50.0 and $25.0 million interest rate swaps respectively. The Company's objective is to manage the cash flow risks associated with its variable rate debt and not to trade such instruments for profit or loss. The Company's interest rate hedges are classified as cash flow hedges. For a cash flow hedge, the unrealized portion is deferred in accumulated other comprehensive income on the balance sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. The fair value of the interest rate swaps is reported as a liability and as a component of comprehensive loss in Stockholders' deficit at December 31, 2001. The December 31, 2001 fair value is a loss of $0.5 million.

        Interest ranges from 250 to 400 basis points above LIBOR depending on certain financial ratios. LIBOR was 1.88% on December 31, 2001.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is the name, age and position of each of the Company's executive officers and directors. The Company's board of directors presently consists of seven directors who are elected annually. Executive officers serve at the discretion of the board of directors.

Name	Age	Position
Robert L. Caulk	50	Chairman of the Board, President and Chief Executive Officer; Director
Daniel J. Johnston	43	Executive Vice President and Chief Financial Officer; Director
Richard A. Bender(1)	52	Senior Vice President, Human Resources, Legal & Administration
Peter A. Medendorp	45	Vice President, Sales
Robert S. Rubin	35	Vice President, Corporate Development
David A. Jones	52	Director
David C. Pratt(3)	57	Director
C. Hunter Boll	46	Director
Scott A. Schoen	43	Director
Charles A. Brizius	33	Director
Gary M. Rodkin(4)	49	Director

(1)
Left the employment of the Company subsequent to December 31, 2001.

(2)
Left the employment of the Company prior to December 31, 2001.

(3)
Resigned as a Director from the Company subsequent to December 31, 2001

(4)
Elected as a Director of the Company subsequent to December 31, 2001.

        Robert L. Caulk joined the Company in November 1999 as the Company's President and Chief Executive Officer. He was elected as the Chairman of the Board of Directors during 2001. Prior to joining the Company, Mr. Caulk spent five years from 1995-1999 as the President and Executive Vice President of Clopay Building Products Company, Inc., a marketer and distributor of garage doors. Between 1989 and 1994, Mr. Caulk was President—North America, Vice President/General Manager and Director of Corporate Acquisitions and Planning at Johnson Worldwide Associates, a manufacturer of outdoor recreational products. From 1980 to 1989, Mr. Caulk held various management positions at S.C. Johnson & Son, Inc. Mr. Caulk is also a director at Sligh Furniture Company.

        Daniel J. Johnston was promoted to Executive Vice President in 2001. He has served as the Company's Chief Financial Officer with responsibility over information systems and administration as a Senior Vice President since 1997. Mr. Johnston joined the Company as Controller in 1994 and has also has held various other positions with responsibility over manufacturing, distribution and product supply during his tenure. Prior to joining the Company, Mr. Johnston spent five years from 1990 to 1994 at Cooper Industries, Inc. in various financial positions at its corporate office and Bussmann Division. Before joining Cooper Industries, Inc., he spent nine years at Price Waterhouse, LLP from 1982 to 1990.

        Richard A. Bender served as the Company's Senior Vice President, Human Resources and Operations since 1996. Mr. Bender left the employment of the Company subsequent to December 31, 2001. Mr. Bender joined the Company in 1988 as Vice President of Human Resources. He has held various positions during his tenure with the Company, including responsibilities in the Company's former metals group division, administration, management information systems, product supply and distribution. Prior to joining the Company, Mr. Bender was a general manager in an automotive related private business and spent 13 years in various roles including sales, plant operations and human resources at Colgate-Palmolive Co.

        Peter A. Medendorp has served as the Company's Vice President of Sales and Customer Service. Mr. Medendorp joined the Company in 2001 and gained his industry experience in various capacities spanning 24 years while working for S.C. Johnson Consumer Products Division, Solaris the Consumer Lawn & Garden Division of the Monsanto Corporation, and the Scotts Company.

        Robert S. Rubin has served as our Vice President, Corporate Development, responsible for Merger, Acquisition and Strategic Alliance efforts, since October 2000. Mr. Rubin served as our Vice President, Marketing from 1998 to 2000. Mr. Rubin joined Spectrum Brands in 1995 as a Brand Manager. Prior to joining Spectrum Brands, Mr. Rubin spent three years from 1992 to 1995 at Ralston Purina in various Marketing roles. Prior to joining Ralston Purina, Mr. Rubin was employed by the advertising agency DMB&B/St. Louis from 1988 to 1992.

        David A. Jones became a director of the Company in January 1999 in connection with the Recapitalization and was appointed Chairman of the Board from June 1999. Mr. Jones served as Chairman of the Board until 2001. Mr. Jones has been the President, Chief Executive Officer and Chairman of the Board of Rayovac Corporation since March 1996. Between February 1995 and March 1996, Mr. Jones was Chief Operating Officer, Chief Executive Officer and Chairman of the Board of Directors of Thermoscan, Inc. From 1989 to 1994, he served as President and Chief Executive Officer of The Regina Company, a manufacturer of vacuum cleaners and other floor care equipment. Mr. Jones is also a director of Tyson Foods.

        David C. Pratt was the Company's President and Chief Executive Officer from the Company's inception until the Recapitalization and served as Chairman of the Board until Mr. Jones' acceptance of that position in 1999. Mr. Pratt had continued as a director and consultant of the Company, until February 2002.

        C. Hunter Boll became a director of the Company in January 1999 in connection with the Recapitalization. Mr. Boll is a managing director of Thomas H. Lee Partners, L.P. where he has been employed since 1986. Mr. Boll is also a Principal Managing Director and Member of Thomas H. Lee Advisors, L.L.C., the general partner of Thomas H. Lee Partners, L.P., which controls the general partner of Thomas H. Lee Equity Fund IV, L.P. and Vice President of Thomas H. Lee Advisors I and T. H. Lee Mezzanine II, affiliates of ML-Lee Acquisition Fund, L.P., ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund II (Retirement Accounts), L.P., respectively. Mr. Boll also serves as a director of Cott Corporation, The Smith & Wollensky Restaurant Group, Inc., Tucker Anthony Sutro, Metris Companies, Inc., Big V Supermarkets, Inc., TransWestern Publishing, L.P. and several private corporations.

        Scott A. Schoen became a director of the Company in January 1999 in connection with the Recapitalization. He is a Managing Director of Thomas H. Lee Partners, L.P., which he joined in 1986. In addition, Mr. Schoen is a Principal Managing Director and Member of Thomas H. Lee Advisors, L.L.C., the general partner of Thomas H. Lee Partners, L.P., which controls the general partner of Thomas H. Lee Equity Fund IV, LP and Vice President of Thomas H. Lee Advisors I and T. H. Lee Mezzanine II, affiliates of ML-Lee Acquisition Fund, L.P., ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund II (Retirement Accounts), L.P., respectively. He is also a director of Affordable Residential Communities, Rayovac Corporation, Syratech Corporation, TransWestern Publishing, L.P., Wyndham International Inc., Axis Specialty Limited and several private corporations.

        Charles A. Brizius became a director of the Company in January 1999 in connection with the Recapitalization. Mr. Brizius worked at Thomas H. Lee Partners, L.P. from 1993 to 1995, rejoined in 1997 and currently serves as a Vice President. Mr. Brizius is a Member of Thomas H. Lee Advisors, L.L.C., the general partner of Thomas H. Lee Partners, L.P., which controls the general partner of

Thomas H. Lee Equity Fund IV, L.P. From 1991 to 1993, Mr. Brizius worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department. He is also a director of Eye Care Centers of America, Inc., Big V Supermarkets, Inc. and TransWestern Publishing, L.P.

        Gary M. Rodkin became a director of the Company in February 2002. He is the President and CEO of Pepsi-Cola North America, Mr. Rodkin is responsible for concentrate and contract operations of PepsiCo's refreshment beverage division in the United States and Canada. Its US brands include Pepsi, Diet Pepsi, Pepsi ONE, Pepsi Twist, Mountain Dew, Sierra Mist, Mug, Slice, Aquafina, SoBe, Dole single-serve juices and FruitWorks. Pepsi-Cola North America also makes and markets North America's best-selling ready-to-drink iced teas and coffees, respectively, via joint ventures with Lipton and Starbucks. Mr. Rodkin was previously President and CEO of Tropicana Products, Inc., the world's leading marketer and producer of branded juices. Before joining Tropicana in 1995, he held positions of increasing responsibility at General Mills, including President of Yoplait-Columbo.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

        The following table sets forth the compensation of the Company's Chief Executive Officer during 2001 and the four other most highly compensated executive officers serving as executive officers during 2001 (collectively, the "Named Executive Officers").

Summary Compensation Table

Annual Compensation
Name and Principal Position				Other Compensation(b)	All Other Compensation(c)
		Salary	Bonus
Robert L. Caulk Chairman of the Board of Directors, President and Chief Executive Officer(a)	2001 2000 1999	400,000 400,000 100,000	292,000 120,000 30,247	— 96,144	—
Daniel J. Johnston Executive Vice President and Chief Financial Officer	2001 2000 1999	325,000 300,000 300,000	259,875 — 120,000	— — —	— — 2,808,490
Richard A. Bender Senior Vice President, Human Resources and Operations(e)	2001 2000 1999	300,000 300,000 300,000	192,600 — 120,000	— — —	— — 2,808,490
Peter A. Medendorp Vice President, Sales(d)	2001 2000 1999	193,654 — —	96,744 — —	25,576 — —	— — —
Robert S. Rubin Vice President, Corporate Development	2001 2000 1999	193,000 185,500 171,000	139,263 40,588 30,454	— — —	— — —

(a)
Mr. Caulk joined the Company in November 1999. Mr. Medendorp and Mr. Timony joined the Company during 2001.
(b)
Includes relocation payments.
(c)
Includes change of control bonuses paid as a result of the Recapitalization. Mr. Bender contributed $700,000 and Mr. Johnston contributed $1,000,000 of their change of control bonuses to a grantor trust established pursuant to the Company's Deferred Compensation Plan.
(d)
Mr. Medendorp joined the Company during 2001.
(e)
Left the employment of the Company subsequent to December 31, 2001.

Stock Option Grants

        The following table sets forth information with respect to the Named Executive Officers concerning options granted during 2001.

		Individual Grants
	Number of Securities Underlying Options Granted
Name		% of Total Options Granted to Employees in Fiscal Year		Exercise or Base Price ($/SH)		Expiration Date	Grant Date Present Value
Robert L. Caulk	1,000,000 200,000 200,000 200,000	19.4 3.9 3.9 3.9	% % % %	$ $ $ $	2.00 3.00 4.00 5.00	1/1/11 1/1/11 1/1/11 1/1/11	$ $ $ $	830,000 48,000 — —
Daniel J. Johnston	600,000 100,000	11.6 1.9	% %	$ $	2.00 2.00	1/1/11 8/31/11	$ $	498,000 83,000
Richard A. Bender(A)	200,000	3.9%			$2.00	1/1/11		$166,000
Peter Medendorp	250,000	4.8%			$2.00	1/1/11		$207,500
Robert S. Rubin	40,000 60,000	0.8 1.2	% %	$ $	2.00 2.00	1/1/11 5/31/11	$ $	33,200 49,800

(A)
Left the employment of the Company subsequent to December 31, 2001; 110,000 options were thus forfeited.

        The fair value of the options estimated at the date of grant using the Black-Scholes option-pricing model was from $.24 to $.83. The weighted average fair value of the 2001 options granted is estimated on the date of grant using the following assumption: expected volatility of 0%, risk-free interest rate of 5.350%, no dividend yield and an expected life of 10 years.

Stock Option Exercises and Holdings

        The following table sets forth information with respect to the Named Executive Officers concerning unexercised options held as of December 31, 2001.

	Shares Acquired on Exercise(a)	Value Realized	Number of Securities Underlying Unexercised Options at FY-End Exerciseable/Unexerciseable	Value of Unexercised In-the Money Options at FY-End ($) Exercisable/Unexerciseable(b)
Robert L. Caulk	—	—	53,333/1,600,000	—
Daniel J. Johnston	—	—	80,000/700,000	—
Richard A. Bender	—	—	80,000/200,000	—
Peter Medendorp	—	—	—/250,000	—
Robert S. Rubin	—	—	4,000/100,000	—

(a)
As of December 31, 2001, no outstanding options were exercised.

(b)
There is currently no active trading market for the Common Stock and thus the fair market value as of December 31, 2001 is not determinable.

Compensation of Directors

        During 2001, David C. Pratt received:

  •
  a consulting payment of $15,000 per month,

  •
  a directorship fee of $25,000 per year.

        During 2001, David A. Jones received:

  •
  an annual payment for services rendered of $300,000, which supersedes his directorship fees.

Employment Agreements

        In 1999, Messrs. Caulk and Bender each entered into an employment agreement with the Company. The Caulk agreement provides for employment until October 2002 and the Bender agreement provides for employment until December 2001 unless terminated earlier. During 2001, Mr. Johnston entered into an employment agreement with the Company, which was effective as of January 1, 2001. The above employment agreements provide for annual incentive compensation to be determined in accordance with the Company's attainment of certain EBITDA targets. Each employment agreement may be terminated by the Company at any time with or without cause. If the employment agreement is terminated by the Company for cause or by the executive without good reason, the terminated executive will be entitled to any unpaid base salary through the date of termination plus any unpaid incentive compensation. If the Company terminates the employment agreement without cause or if the executive terminates the employment agreement for good reason or the executive dies or becomes disabled, he will be entitled to any unpaid base salary through the date of termination, any unpaid incentive compensation and, under certain conditions, his base salary for a period subsequent to his termination, but in no case greater than two years from termination. Each employment agreement provides for non-compete, non-solicitation and confidentiality provisions through the later of one year after the executive's date of termination or the last date severance payments are owed to the executive.

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

  •
  70,000 shares of the Company's Class A Voting Common Stock and 70,000 shares of the Company's Class B Non-Voting Common Stock for the benefit of Mr. Bender; and

  •
  100,000 shares of the Company's Class A Voting Common Stock and 100,000 shares of the Company's Class B Non-Voting Common Stock for the benefit of Mr. Johnston.

        In connection with entering his employment agreement, Mr. Johnston purchased $1.0 million of common stock, and Mr. Bender purchased $700,000 of common stock. Messrs. Johnston and Bender purchased their common stock out of the proceeds of a bonus paid at the closing of the Recapitalization. Under some circumstances, the Company has the right to repurchase the shares owned by grantor trust.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

        The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Voting Common Stock by each of the Company's directors and Named Executive Officers, by all of the Company's directors and executive officers as a group, and by each owner of more than 5% of the outstanding shares of Class A Voting Common Stock. Each director and Named Executive Officer owns an equal number of the Company's Class B Non-Voting Common Stock.

Name of Beneficial Owner (1)	Number of Shares	Percent of Class
UIC Holdings, L.L.C c/o Thomas H. Lee Company 75 State Street Boston, Massachusetts 02109	25,468,000	91.9%
David C. Pratt(2)	291,973	1.1%
Richard A. Bender(4)	—	*
Daniel J. Johnston(4)	—	*
Robert L. Caulk	125,000	*
Robert S. Rubin	—	*
Peter A. Medendorp	—	*
Gary M. Rodkin	—	*
David A. Jones	100,000	*
C. Hunter Boll(3)	25,468,000	91.9%
Scott A. Schoen(3)	25,468,000	91.9%
Charles A. Brizius(3)	25,468,000	91.9%
All Directors and Executive Officers as a Group(3)	25,984,973	93.7%

*
Denotes less than one percent.

(1)
Beneficial owner generally means any person who, directly or indirectly, has or shares voting power or investment power with respect to a security. All of the parties listed above are party to a stockholders agreement, pursuant to which they have agreed to vote their shares in the election of directors in accordance with the terms of the stockholders agreement. The number of shares indicated in this table does not include the shares of Class A Voting Common Stock that are held by other stockholders subject to the stockholders agreement. Unless otherwise indicated, the Company believes that each person has sole voting and investment power with regard to their shares listed as beneficially owned. The calculation of beneficial ownership is based on 27,721,000 shares outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Professional Services Agreement

        In connection with the Recapitalization, the Company entered into a professional services agreement with Thomas H. Lee Capital, L.L.C. and THL Equity Advisors IV, L.L.C.. The agreement has a term of three years and automatically extends for successive one year periods thereafter, unless the parties give 30 days' notice prior to the end of the term. The agreement provides for a financial advisory fee of $12.0 million in connection with structuring, negotiating and arranging the Recapitalization and structuring, negotiating and arranging the debt financing, which was paid at the closing of the Recapitalization. In addition, Thomas H. Lee Capital, L.L.C. and THL Equity Advisors IV, L.L.C. will initially receive an aggregate of $62,500 per month for management and other consulting services provided to the Company. The agreement also provides that the Company will reimburse reasonable out-of-pocket expenses incurred in connection with management advisory services. The Company believes that the terms of the professional services agreement are comparable to those that would have been obtained by unaffiliated sources.

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

        Pursuant to the Recapitalization agreement and in consideration of payments received under their Recapitalization agreement, David C. Pratt and Mark R. Gale, the Company's former Vice President and Secretary, respectively, agreed that for a period ending on the fourth anniversary of the Recapitalization closing date not to own, control, participate or engage in any line of business in which the Company is actively engaged or any line of business competitive with the Company anywhere in the the United States and any other country in which the Company was doing business at the closing of the Recapitalization. In addition, each of the former stockholders of the Company has agreed that for a period ending on the fourth anniversary of the Recapitalization closing date not to contact, approach or solicit for the purpose of offering employment to or hiring any person employed by the Company during the four year period.

        Pursuant to the Recapitalization, the Company redeemed a portion of the Company's common stock held by the Company's stockholders and UIC Holdings, L.L.C. and certain members of the Company's senior management purchased a portion of the Company's common stock from the Company's stockholders. In the Recapitalization, Messrs. Bender and Johnston collectively received an aggregate of approximately $4.0 million in cash and an additional $1.7 million with which the officers purchased the Company's common stock through grantor trusts.

Lease Agreements

        The Company leases six facilities in St. Louis, Missouri from an affiliate of David C. Pratt. Five of the leases expire on December 31, 2010. The Company has options to terminate these leases on a year-to-year basis with advance notice of at least 12 months. One of the leases is a sublease agreement expiring on December 31, 2005, but it may be extended for two additional five-year periods beginning January 1, 2006. The Company believes that the terms of these leases are similar to those negotiated by unrelated parties at arms length.

Equity Issuance

        On December 17, 2001, the Company issued 22,600 shares of $0.01 par value Class A Preferred Stock to UIC Holdings, L.L.C. for cash consideration of $22,350,000. The Company issued the 22,600 shares of Class A Preferred Stock to UIC Holdings, L.L.C. pursuant to the exemption set forth in Rule 506 under the Securities Act of 1933. In addition, the Company issued Stock Purchase Warrants to UIC Holdings, L.L.C. for a 10-year option to purchase up to 3,150,000 shares of Class A Voting Common Stock at $3.25 per share and Stock Purchase Warrants to UIC Holdings, L.L.C. for a 10-year option to purchase up to 3,150,000 shares of Class B Non-Voting Common Stock at $3.25 per share.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

			Page of 10-K
(a)	1.	Financial Statements Covered by Report of Independent Accountants	34
		The Financial Statements listed below are included in this Report:
		Balance Sheets at December 31, 2001 and 2000	35
		Statements of Operations for the years ended December 31, 2001, 2000, and 1999	36
		Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999	37
		Statements of Shareholders' Deficit for the years ended December 31, 2001, 2000, and 1999	38
		Notes to Financial Statements	39
		Financial Statement Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	2.	Exhibits—See Exhibit Index.
(b)		Reports on Form 8-K filed during the last quarter of 2001:
		Acquisition of Leading Consumer Fertilizer Brands was filed on December 27, 2001. No financial statements were filed.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENTS

PricewaterhouseCoopers LLP 800 Market Street St. Louis, MO 63101 Telephone (314) 206-8500

Report of Independent Accountants

Board of Directors and Shareholders
United Industries Corporation
St. Louis, Missouri

In our opinion, the accompanying balance sheets and the related statements of operations, statements of changes in stockholders' (deficit) equity and statement of cash flows present fairly, in all material respects, the financial position of United Industries Corporation at December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

February 13, 2002

UNITED INDUSTRIES CORPORATION

BALANCE SHEETS

DECEMBER 31, 2001 and 2000
(Dollars in thousands)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable (less allowance for doubtful accounts of $1,147 and $777 at December 31, 2001 and 2000)	21,585	19,944
Inventories	49,092	47,007
Prepaid expenses	6,491	6,357

Total current assets	77,168	73,308
Equipment and leasehold improvements, net	27,930	24,736
Deferred income tax	112,505	116,763
Other assets	54,953	20,087

Total assets	$272,556	$234,894

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and capital lease obligation	$5,711	$5,675
Accounts payable	23,459	18,625
Accrued expenses	34,006	24,791
Short-term borrowing	23,450	15,000

Total current liabilities	86,626	64,091
Long-term debt	318,386	329,000
Capital lease obligation	4,221	4,626
Other liabilities	7,740	7,940

Total liabilities	416,973	405,657
Stockholders' deficit:
Preferred stock (37,600 shares of $0.01 par value Class A)	—	—
Common stock (27.7 million shares of $0.01 par value Class A and 27.7 million $0.01 par value Class B)	556	554
Warrants and Options	11,745	2,784
Additional paid-in capital	152,543	139,081
Accumulated deficit	(306,048)	(310,482)
Accumulated other comprehensive loss	(513)	—
Common stock held in grantor trust	(2,700)	(2,700)

Total stockholders' deficit	(144,417)	(170,763)

Total liabilities and stockholders' deficit	$272,556	$234,894

See accompanying notes to financial statements.

UNITED INDUSTRIES CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, & 1999
(Dollars in thousands)

	For the years ended December 31,
	2001	2000	1999
Sales before promotion expense	$297,776	$288,618	$304,048
Promotion expense	24,432	22,824	19,572

Net sales	273,344	265,794	284,476

Operating costs and expenses:
Cost of goods sold	148,371	146,229	150,344
Selling, general and administrative expenses	74,689	69,099	80,496
Facilities and organizational rationalization charge	5,550	—	—
Dursban related expenses	—	8,000	—
Recapitalization transaction fees	—	—	10,690
Change of control bonuses	—	—	8,645
Severance charge	—	—	2,446
Non-recurring litigation charges	—	—	1,647

Total operating costs and expenses	228,610	223,328	254,268

Operating income	44,734	42,466	30,208
Interest expense	35,841	40,973	35,223

Income (loss) before provision for income taxes and extraordinary item	8,893	1,493	(5,015)
Income tax expense	2,167	134	4,257

Income (loss) before extraordinary item	6,726	1,359	(9,272)
Extraordinary loss from early extinguishment of debt, net of income tax benefit of $1,425	—	—	(2,325)

Net income (loss)	$6,726	$1,359	$(11,597)

See accompanying notes to financial statements.

UNITED INDUSTRIES CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, & 1999
(Dollars in thousands)

	For the years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$6,726	$1,359	$(11,597)
Loss from early extinguishment of debt	—	—	3,750
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non cash reduction of capital lease obligation	—	(1,182)	—
Deferred compensation	—	—	2,700
Depreciation and amortization	4,918	5,261	4,715
Loss on disposal of equipment		—	54
Recapitalization transaction fees		—	10,690
Amortization of deferred financing fees	2,691	2,420	1,991
Provision for deferred income tax expense	2,167	134	2,832
Changes in assets and liabilities:
Increase in accounts receivable	(1,641)	(779)	(2,011)
(Increase) decrease in inventories	(2,085)	6,236	(11,799)
Increase in prepaid expenses	(134)	(716)	(57)
Increase (decrease) in accounts payable and accrued expenses	12,071	(3,766)	9,243
Increase in facilities and organizational rationalization charge	5,158	—	—
Increase (decrease) in Dursban charge	(5,985)	6,066	—
(Increase) decrease in other assets	9	(137)	52
Other, net	2,085	—	(129)

Net cash provided by operating activities	25,980	14,896	10,434
Investing activities:
Purchases of equipment and leasehold improvements	(7,916)	(3,950)	(3,038)
Purchase of Intellectual property	(37,500)	—	—

Net cash used for investing activities	(45,416)	(3,950)	(3,038)
Financing activities:
Redemption of treasury stock	—	—	(337,895)
Transaction costs related to the redemption of treasury stock	—	(12,175)	(11,378)
Recapitalization transactions with affiliate	—	—	(4,249)
Issuance of common stock	—	—	1,990
Issuance of preferred stock	21,969	15,000	—
Shareholder equity contribution	—	—	8,425
Debt issuance costs	—	(1,883)	(19,934)
Proceeds from the issuance of debt	8,450	15,000	670,205
Repayment of borrowing on revolver and other debt	(10,983)	(26,888)	(314,810)
Repayment of note receivable from employee	—	—	250

Net cash provided by (used for) financing activities	19,436	(10,946)	(7,396)
Net decrease in cash and cash equivalents	—	—	—
Cash and cash equivalents—beginning of period	—	—	—

Cash and cash equivalents—end of period	$—	$—	$—

Supplemental disclosure of cash flow information:
Interest paid	$35,964	$40,927	$31,383
Income taxes paid	$87	$161	$371
Noncash financing activity:
Execution of capital lease	$—	$5,344	$9,215
Dividends declared	$2,292	$320	$—
Retirement of treasury stock	$—	$—	$12,910

See accompanying notes to financial statements.

UNITED INDUSTRIES CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, & 1999
(Dollars in thousands)

		Class A voting common stock		Class B voting common stock		Class A non-voting preferred stock		Warrants and Options
	Accumulated other comprehensive income										Retained earnings/ (accumulated deficit)	Common Stock held in Grantor Trust	Treasury stock
										Additional paid-in capital					Total stockholders' deficit
		Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance at January 1, 1999	$—	1,000	$1	1,000	$1	—	$—	—	$—	$972	$70,193	$—	(520)	$(12,910)	$58,257
Net loss											(11,597)				(11,597)
Other comprehensive income															—
83,378.37838-for-1 stock split and Treasury stock redemption		27,699,000	277	27,699,000	277					(554)	(363,805)		520	12,910	(350,895)
Stock received and redeemed in settlement of shareholder note purchased		(50,000)	(1)	(50,000)	(1)						(521)			—	(523)
Common stock issued under stock purchase plan		274,000	3	274,000	3					2,738					2,744
Spin-off of the Metals Business										—	(5,791)				(5,791)
Fees and expenses related to the Recapitalization and equity transactions										(688)					(688)
Recapitalization transactions with affiliate		(544,000)	(6)	(544,000)	(6)					(4,237)					(4,249)
Equity contributed by senior managers		270,000	3	270,000	3					2,694		(2,700)			—
Shareholder equity contribution										8,425					8,425
Tax benefit from Recapitalization										117,515					117,515

Balance at December 31, 1999	—	27,650,000	277	27,650,000	277	—	—	—	—	126,865	(311,521)	(2,700)	—	—	(186,802)
Net income											1,359				1,359
Other comprehensive income															—
Warrants issued in conjunction with issuance of preferred stock						15,000		3,200	2,784	12,216					15,000
Dividends declared											(320)				(320)

Balance at December 31, 2000	—	27,650,000	277	27,650,000	277	15,000	—	3,200	2,784	139,081	(310,482)	(2,700)	—	—	(170,763)
Net income											6,726				6,726
Common stock issued		71,000	1	71,000	1					(2)					—
Loss on interest rate swap, net of taxes	(513)						—								(513)
Warrants issued in conjunction with issuance of preferred stock						22,600		6,300	8,505	13,464					21,969
Options issued								600	456						456
Dividends declared											(2,292)				(2,292)

Balance at December 31, 2001	$(513)	27,721,000	$278	27,721,000	$278	37,600	$—	10,100	$11,745	$152,543	$(306,048)	$(2,700)	—	$—	$(144,417)

See accompanying notes to financial statements.

UNITED INDUSTRIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands)

Note 1—Summary of Significant Accounting Policies

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

Impairment of long-lived assets

        The Company continually evaluates whether events and circumstances have occurred that indicate the remaining useful lives of equipment and leasehold improvements may warrant revision or that the remaining balance of equipment and leasehold improvements may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of the equipment and leasehold improvements from expected future operating cash flows on an undiscounted basis. In the opinion of management, no such impairment existed as of December 31, 2001 and 2000.

Intangibles

        Intangibles are included in other assets and represents the cost of intangible assets acquired and is amortized over a period up to 40 years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining useful life of an intangible asset may warrant revision or that the remaining balance of an intangible asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of intangible assets from expected future operating cash flows on an undiscounted basis. In the opinion of management, no such impairment existed as of December 31, 2001 and 2000.

Promotion expense

        The Company advertises and promotes its products through national and regional media. Products are also advertised and promoted through cooperative programs with retailers. The Company expenses advertising and promotion costs as incurred, although costs incurred during interim periods are generally expensed ratably in relation to revenues.

Research and development

        Research and development costs are expensed as incurred and approximated $2,428, $1019, and $1,038 for 2001, 2000 and 1999.

Revenue recognition

        The Company recognizes revenue in accordance with the shipping terms applicable to each sale. Sales are net of discounts, allowances and promotional expenses.

Comprehensive loss

        Comprehensive loss is defined as the total of net income and all other non-owner changes in equity. The Company has no other items that affect comprehensive income other than net income and interest rate swap.

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

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for recognition of intangible assets separately from goodwill. For business combinations initiated after June 30, 2001, SFAS 141 also requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Any unamortized deferred credit arising from a business combination completed before July 1, 2001 will be recognized as the cumulative effect of a change in accounting principle. The Company will adopt SFAS No. 141 on January 1, 2002. The Company does not expect the impact of the adoption of SFAS No. 141 on its financial statements to be material as the Company has no negative goodwill or intangible assets that have been reported as part of goodwill.

        Also in July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 eliminates the amortization of goodwill and instead requires goodwill to be tested for impairment annually. Also, intangible assets are required to be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under SFAS 142, if the intangible asset has an indefinite useful life, it is not amortized until its life is determined to be finite. SFAS No. 142 provides a staggered timeline for completing transitional impairment testing of goodwill and indefinite-lived intangible assets. The Company will be required to reassess the useful lives of intangible assets by the end of the first quarter of 2002. The Company does not have any indefinite-lived intangible assets. The Company will be required to complete the first step of the transational goodwill impairment by the end of the second quarter 2002. If this first step indicates transitional goodwill impairment may exist, the second step must be completed no later than December 31, 2002.

        In January 2002, the Securities and Exchange Commission (SEC or the "Commission") issued Release Nos. 33-8056; 34-45321; FR-61 (the "Release"), Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. The Release provides guidance for domestic and foreign registrants regarding disclosures in Management's Discussion and Analysis (MD&A) and is applicable for all interim and year-end filings submitted after the date of the Release. The Release does not change current legal requirements or create new requirements; rather it emphasizes the importance of the existing disclosures prescribed by Item 303 of Regulation S-K,

Management's Discussion and Analysis of Financial Condition and Results of Operations, and suggests that registrants provide certain additional information. The Company has adopted the new disclosures that are applicable.

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. There is no impact of SFAS 144 on the Company's financial statements.

        In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company is currently evaluating the impact of SFAS 144 on its financial statements.

Note 2—Recapitalization of the Company and non-recurring charges

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

        During 1999, the Company recorded $31,312 in fees and expenses associated with the Recapitalization. The total fees and expenses consist of: (i) fees and expenses related to the debt and equity transactions, including bank commitment fees and underwriting discounts and commissions; (ii) professional, advisory and investment banking fees and expenses; and (iii) miscellaneous fees and expenses such as printing and filing fees. The fees and expenses that could be specifically identified as relating to the issuance of debt were capitalized and will be amortized over the life of the debt as interest expense. The fees and expenses that could be specifically identified as relating to the equity transactions were charged directly to equity. Other transaction fees were allocated between debt and Recapitalization transaction fees based on the Company's estimate of the effort spent in the activity, giving rise to the fee or expense. The allocation of fees and expenses to the debt, equity and Recapitalization transaction fees is as follows:

	Debt	Equity	Recapitalization Transaction Fees	Totals
Direct costs	$17,205	$688	$—	$17,893
Allocated costs	2,729	—	10,690	13,419

Total fees and expenses	$19,934	$688	$10,690	$31,312

        During 1999, the Company recorded various non-recurring charges as follows (i) change of control bonuses to some members of senior management totaling $8,645, which were contractually required as a result of the Recapitalization (senior management reinvested $2,700 of their change in control bonuses in the Company's common stock through a Grantor Trust); (ii) $2,446 of severance charges incurred as a result of the President and Chief Executive Officer and the Senior Vice President, Sales terminating their employment with the Company; (iii) $1,100 to cost of goods sold for the write-off of its "Citro-Glow" candle inventory (the Company discontinued this product line during 1999 and chose to dispose of the inventory by selling it through discount channels at prices below cost); and (iv) $900 related to deductions taken by customers for advertising and promotional spending in excess of contractual obligations for which the Company elected not to pursue collection.

Note 3—Preferred stock, Common stock and stock split

        On December 17, 2001, the Company's Board adopted resolutions to amend the Company's Certificate of Incorporation to:

  •
  Create 22,600 shares of $0.01 par value Class A Preferred Stock to be sold to UIC Holdings, L.L.C. for $1,000 per share. Dividends accrue at 15% of the Liquidation Value. The liquidation value of any share shall be equal to $1,000. Dividends to the extent not paid on December 31 of each year shall be cumulative. As of December 31, 2001 the total number of shares outstanding is 22,600 and the cumulative dividend payable is $0.1 million.

  •
  Increase the Company's total authorized Class A Voting Common Stock from 34,100,000 to 37,600,000 shares to accommodate the Company's granting of Stock Purchase Warrants to UIC Holdings, L.L.C., which will receive a 10-year option to purchase up to 3,150,000 shares of Class A Common Stock at $3.25 per share.

  •
  Increase the Company's total authorized Class B Non-Voting Common Stock from 34,100,000 to 37,600,000 shares to accommodate the Company's granting of Stock Purchase Warrants to UIC Holdings, L.L.C., which will receive a 10-year option to purchase up to 3,150,000 shares of Class A Common Stock at $3.25 per share.

        The holders of the issued and outstanding shares of the Company's voting stock approved of the Board's resolution on December 17, 2001.

        On November 8, 2000 the Company's Board adopted resolutions recommending that the Company's stockholders approve amending the Company's Certificate of Incorporation to:

  •
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

  •
  Increase the Company's total authorized Class A voting Common Stock from 32,500,000 to 34,100,000 shares to accommodate the Company's granting of Stock Purchase Warrants to UIC Holdings, L.L.C., which will receive a 10-year option to purchase up to 1,600,000 shares of Class A Common Stock at $2.00 per share.

  •
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

        On January 20, 1999, the Company's Board of Directors declared an 83,378.37838 to 1 stock split and increased the Company's authorized capital to 65.0 million shares, of which 32.5 million have been designated as Class A Voting Common Stock and 32.5 million have been designated as Class B Non-Voting Common Stock. As of January 20, 1999 and December 31 2000, there were 27.6 million shares of Class A Voting Common Stock outstanding and 27.6 million shares of Class B Non-Voting

Common Stock outstanding. In conjunction with the stock split, the Company's board of directors reduced the par value of both the Class A Voting shares and Class B Non-Voting shares to $0.01 per share.

        The Company's articles of incorporation previously authorized 20,000 shares of $1.00 par value Class A Voting shares and 20,000 shares of $1.00 par value Class B Non-Voting shares. At December 31, 1998, 740 Class A Voting shares and 740 Class B Non-Voting shares were outstanding.

Note 5—Inventories

        Inventories are as follows:

	December 31,
	2001	2000
Raw materials	$11,104	$10,663
Finished goods	40,688	37,343
Allowance for obsolete and slow-moving inventory	(2,700)	(999)

Total inventories	$49,092	$47,007

Note 6—Equipment and leasehold improvements, net

        Equipment and leasehold improvements are as follows:

	December 31,
	2001	2000
Machinery and equipment	$30,279	$27,435
Office furniture and equipment	15,181	10,565
Automobiles, trucks and aircraft	6,157	6,067
Leasehold improvements	7,405	7,043

	59,022	51,110
Less: accumulated depreciation	31,092	26,374

	$27,930	$24,736

        Depreciation expense was $4,718, $5,050, and $4,495 in 2001, 2000, & 1999, respectively. The cost of the aircraft lease was $5,344. Accumulated amortization of the capitalized lease was $1,959 at December 31, 2001.

Note 7—Other assets

        Other assets are as follows:

	December 31,
	2001	2000
Intangibles (See note 24)	$44,675	$7,988
Accumulated amortization	(1,559)	(2,175)

	43,116	5,813

Deferred financing fees	18,067	18,067
Accumulated amortization	(7,102)	(4,411)

	10,965	13,656

Other	872	618

Total other assets	$54,953	$20,087

Note 8—Accrued expenses

        Accrued expenses are as follows:

	December 31,
	2001	2000
Advertising and promotional	$12,125	$5,520
Facilities rationalization	3,500	—
Dursban charge	82	6,066
Interest	3,763	3,886
Cash overdraft	7,126	6,181
Preferred dividend payable	2,612	320
Severance charges	1,679	1,010
Other	3,119	1,808

Total accrued expenses	$34,006	$24,791

Note 9—Long-term debt and credit facilities

        Long-term debt is comprised of the following:

	December 31,
	2001	2000
Senior Credit Facility:
Term loan A	$39,205	$48,430
Term loan B	134,488	135,878
Revolving credit facility	23,450	15,000
9 7/8% Series B Registered Senior Subordinated Notes	150,000	150,000

	347,143	349,308
Less portion due within one year	(28,757)	(20,308)

Total long-term debt net of current portion	$318,386	$329,000

        The Senior Credit Facility was provided by NationsBank, N.A., Morgan Stanley Senior Funding, Inc. and CIBC Inc. and consists of (i) a $80,000 revolving credit facility (the "revolving credit facility"), (ii) a $75,000 term loan facility ("Term Loan A"); and (iii) a $150,000 term loan facility ("Term Loan B"). The revolving credit facility and Term Loan A mature in January 2005, and Term Loan B matures in January 2006. The revolving credit facility is subject to a clean-down period during which the aggregate amount outstanding under the revolving credit facility shall not exceed $10.0 million for 30 consecutive days occurring during the period between August 1 and November 30 in each calendar year.

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

  3.
  Interest rate increase will range from 25 to 50 basis points higher than the previous Revolving Credit Facility.

        On November 8, 2000, the Company's Board of Directors authorized the creation of 15,000 shares of Class A Preferred Stock to be sold to UIC Holdings L.L.C. at a price of $1,000 per share.

        Under the new covenants, interest on the revolving credit facility, Term Loan A and Term Loan B ranges from 250 to 400 basis points above LIBOR depending on certain financial ratios. Unused commitments under the revolving credit facility are subject to a 50 basis point annual commitment fee. LIBOR was 1.88% at December 31, 2001. The company was in compliance with all covenants at December 31, 2001.

        On February 13, 2002 the Company received approval from its banking syndicate for an amendment to its Senior Credit Facility. The newly amended Senior Credit Facility increases the Term Loan B by an incremental $30.0 million as well as provides additional capital expenditure flexibility. The amendment and add-on provide additional liquidity for the Company given its recently completed acquisition of the fertilizer brands from Pursell Industries, Inc. The Senior Credit Facility retains Banc of America Securities, L.L.C. as sole Lead Arranger and lead Agent.

        The Senior Credit Facility may be prepaid at any time in whole or in part without premium or penalty. During 2001, principal payments on Term Loans A and B of $9.2 million and $1.4 million, respectively, were paid, which included optional principal prepayments of $4.1 million and $.7 on Term Loan A and Term Loan B, respectively. According to the Senior Credit Facility Agreement, each prepayment on Term Loan A and Term Loan B can be applied to the next principal repayment installments. Management intends to pay a full year of principal repayment installments in 2002 in accordance with the Senior Credit Facility agreement.

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

        $23.5 million were outstanding under the $80.0 million Revolving Credit Facility at December 31, 2001.

        There were no compensating balance requirements for the $80.0 million Revolving Credit Facility at December 31, 2001.

        The carrying amount of the Company's obligation under the Senior Credit Facility approximates fair value because the interest rates are based on floating interest rates identified by reference to market rates. The fair value of the 9 7/8% Senior Subordinated Notes was $141,000 at December 31, 2001 based on the quoted market price of the notes at that date.

        Aggregate maturities under the Senior Credit Facility (excluding the revolving credit facility) and the Senior Subordinated Notes are as follows (see note 27):

2002	$5,307
2003	15,804
2004	17,533
2005	102,383
2006	32,666
Thereafter	150,000

$323,693

Note 10—Treasury stock

        On January 20, 1999, the Company redeemed all of its treasury stock on hand. (See Note 2—Recapitalization of the Company and other matters)

Note 11—Income taxes

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

        The income tax expense was allocated as follows for the years ended:

	December 31,
	2001	2000	1999
Income from operations	$2,167	$134	$4,257
Extraordinary item	—	—	(1,425)

Total income tax expense	$2,167	$134	$2,832

        Income tax expense is as follows for the years ended:

	December 31,
	2001	2000	1999
Current:
Federal	$—	$—	$—
State and local	—	—	—

Total current	—	—	—

Deferred:
Federal	3,426	1,078	2,569
State and local	390	293	487
C-Corporation conversion charge	—	—	2,062
Reduction of valuation allowance	(1,649)	(1,237)	(2,286)

Total deferred	2,167	134	2,832

Total income tax expense	$2,167	$134	$2,832

        Income tax expense attributable to the income (loss) from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to the income (loss) from operations by the following amounts:

	December 31,
	2001	2000	1999
Computed "expected" tax expense (benefit)	$3,113	$523	$(1,755)
Tax effect of:
Non-deductible recapitalization transaction fees	—	—	3,742
Pre-Recapitalization loss as an "S" corporation	—	—	1,684
Non-deductible goodwill	—	—	77
Non-deductible meals & entertainment expenses	62	62	35
C-Corporation conversion charge	—	—	2,062
Reduction of valuation allowance	(1,649)	(1,237)	(2,286)
State and local taxes (net of Federal tax benefit)	641	786	698

Total income tax expense	$2,167	$134	$4,257

        Deferred income taxes are as follows for the years ended:

	December 31,
	2001	2000	1999
Deferred tax assets:
Goodwill	$188,294	$203,693	$219,361
NOL carryforward	36,250	24,149	10,954
Inventories	—	253	186
Deferred compensation	1,026	1,026	1,026
Severance accruals	8	384	686
Dursban charge	31	2,305	—
Facilities and organizational rationalization	3,081	—	—
Other accruals, net	731	206	485

Gross deferred tax assets	229,421	232,016	232,698

Valuation allowance	(112,272)	(113,921)	(115,158)

Total deferred tax assets	117,149	118,095	117,540

Deferred tax liabilities:
Equipment and leasehold improvements	(3,369)	(3,158)	(2,858)

Net deferred tax assets	$113,780	$114,937	$114,682

        The temporary difference for goodwill results from the step up in tax basis due to the Recapitalization while maintaining historical basis for book purposes. This benefit is required to be utilized over 15 years. Based on historical levels of income and the length of time required to utilize this benefit, a valuation allowance representing 50% of the total benefit has been established. The reduction in the valuation allowance of $1,649, $1,237 and $2,286 were recorded to 2001, 2000 and

1999 income tax expense, respectively, to maintain the 50% valuation allowance against goodwill and the NOL carryforward created in 1999.

        Deferred income tax assets and liabilities are reflected in the balance sheet are as follows:

	December 31,
	2001	2000	1999
Prepaid expenses, net	$3,675	$1,332	$1,272
Deferred income tax, net	110,105	113,605	113,410

	$113,780	$114,937	$114,682

Note 12—Stock options

1999 Stock Option Plan

        During 2000, the Company instituted the 2001 Stock Option Plan, which supersedes the terminated 1999 Stock Option Plan. All options of the 1999 Stock Option Plan were cancelled during 2001. The 1999 Stock Option Plan was designed as an incentive to selected employees, officers and directors to acquire proprietary interest in the Company. The options are not designed to be incentive stock options within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended.

        Changes in stock options outstanding at December 31, 2001 are summarized below:

	Shares	Price
Outstanding at December 31, 2000	3,096,500	$5.00
Granted	—	5.00
Exercised	—	5.00
Cancelled	(3,096,500	5.00

Outstanding at December 31, 2001	—	$5.00

2001 Stock Option Plan

        During 2000, the Company instituted the 2001 Stock Option Plan, which is administered by the Compensation Committee of the Company's board of directors. The 2001 Stock Option Plan supersedes the terminated 1999 Stock Option Plan. All options of the 1999 Stock Option Plan were cancelled during 2001. The 2001 Stock Option Plan was designed as an incentive to selected employees, officers and directors to acquire proprietary interest in the Company. The options are not designed to be incentive stock options within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended. The option pool under the 2001 Stock Option Plan consists of an aggregate of 5,800,000 shares of the Company's common stock that may consist of shares of the Company's Class A Voting Common Stock, the Company's Class B Non-Voting Common Stock or some combination of Class A Voting Common Stock and Class B Non-Voting Common Stock. The options to purchase shares of common stock are subject to vesting schedules, which are both time and performance based. Unvested options are forfeited upon termination of employment.

        Changes in stock options outstanding at December 31, 2001 are summarized below:

	Shares	Average Exercise Price
Outstanding at December 31, 2000	—	$—
Granted	5,157,000	2.38
Exercised	—	—
Cancelled	(121,000)	$2.00

Outstanding at December 31, 2001	5,036,000	2.39

        At December 31, 2001, 764,000 shares were available for future grants and no shares were vested and exercisable under the Plan.

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

        Pro Forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value of the 2001 options estimated at the date of grant using the Black-Scholes option-pricing model was $0.83 to $1.35. The weighted average fair value of the 2001 options granted is estimated on the date of grant using the following assumption: expected volatility of 0%, risk-free interest rate of 5.35%, no dividend yield and an expected life of 5 or 10 years.

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

        The Company's unaudited pro forma information is as follows:

	2001	2000	1999
Pro Forma Net Income/(Loss)	$6,475	$867	$(12,064)

Note 13—Deferred compensation plans

        The Company has a 401(k) savings plan, which covers substantially all of its employees with six months or more of continuous service. The 401(k) feature allows participants to defer a portion of eligible compensation on a tax-deferred basis. The plan provides for the Company to match 50% of each employee's voluntary contribution up to 6% of gross earnings. The matching amount increases to 75% after ten years of service. The matching contribution amounted to $614, $551, and $467 for 2001, 2000, and 1999 respectively.

        The Company also sponsors a deferred compensation plan for certain members of senior management. The plan allows participants to contribute an unlimited amount of earnings to the plan. The Company does not match contributions to this plan.

Note 14—Transactions with related parties

        In connection with the Recapitalization Agreement, the Company entered into a professional service agreement with the Thomas H. Lee Company. The agreement extends for a term of three years, beginning January 20, 1999, and automatically extends for successive one-year periods thereafter, unless the parties give 30 days' notice prior to the end of the term. Under the agreement, the Thomas H. Lee Company will receive $62.5 per month for management and other consulting services provided to the Company. The agreement also provides that the Company will reimburse out-of-pocket expenses incurred in connection with management advisory services. During 2001, the Company paid $750 under this agreement, which is reflected in selling, general and administrative expenses in the accompanying statement of operations. During 1999, the Company paid $710 under this agreement.

Note 15—Concentration of credit risks, exposures and financial instruments

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade accounts receivable. The Company is heavily dependent on three customers for a substantial majority of its sales. These three customers accounted for approximately 64%, 59%, and 56% of net sales for 2001, 2000, and 1999, respectively. At December 31, 2001, accounts receivable from these three customers were 60% of total accounts receivable. (See Note 19—Segment information.)

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

Note 16—Commitments

        The Company leases the majority of its operating facilities from Rex Realty, Inc., a company owned by a significant shareholder and Director of the Company under various operating leases expiring December 31, 2010. Rent expense under these operating leases was approximately $2,276, $2238 and $2,415 during 2001, 2000 and 1999, respectively. The Company has options to terminate the leases on a year-to-year basis by giving advance notice of at least twelve months. The Company leases a portion of its operating facilities from the same company under a sublease agreement expiring on December 31, 2005 with minimum annual rentals ranging from $578 to $653. The Company has two five-year options to renew this lease, beginning January 1, 2006. Management believes that the terms and expenses associated with the related party leases described above are similar to those negotiated by unrelated parties at arm's length. Aggregate rent expense amounted to $5,074, $4,956, and $5,228 for 2001, 2000, and 1999, respectively.

        The Company is obligated under other operating leases for use of warehouse space. The leases expire at various dates through December 31, 2012. Five of the leases provide as many as five five-year options to renew.

        The Company entered into a 5-year lease agreement for $5,344 on an aircraft in March 2000. The Company is obligated to make monthly lease payments of $68, with a balloon payment of $3,234 in February 2005. The Company has the option of purchasing the aircraft following the expiration of the lease agreement for a bargain purchase price of $10.

        The following is a summary of future minimum payments under the operating and capital leases described above that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2001.

	Operating Leases
			Capital Lease
	Affiliate	Other		Total
Year Ended December 31,
2002	$2,322	$3,099	$818	$6,239
2003	2,380	3,727	818	6,925
2004	2,445	3,189	818	6,452
2005	2,519	2,865	3,343	8,727
2006	2,607	1,807	—	4,414
Thereafter	10,427	9,032	—	19,459

Total minimum lease payments, including current portion	$22,700	$23,719	5,797	$52,216

Less amount representing interest			(1,171)

Present value of net minimum lease payments			$4,626

Note 17—Contingencies

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

Note 18—Dursban related expenses

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

Note 19—Segment information

        The Company operates in one segment consisting of the manufacturing, marketing and distribution of lawn and garden care and insect control products to retail channels principally in the United States. The Company's product lines include herbicides, household insecticides, insect repellents and fertilizers under a variety of brand names. The product lines are as follows:

Value brands

  •
  Spectracide®—consumer lawn and garden pesticides;

  •
  Spectracide Terminate™—consumer termite killing system;

  •
  Spectracide Pro®—professional lawn and garden and pest control products;

  •
  Hot Shot®—household insecticides;

  •
  Cutter®—consumer insect repellents;

  •
  Peters®—consumer water-soluble fertilizers;

  •
  Sta-Green®—consumer lawn and garden fertilizers and value-added soils;

  •
  Vigoro®—consumer lawn and garden fertilizers; and

  •
  Best®—regional consumer lawn and garden fertilizers.

Opening price point brands

  •
  Real-Kill®—opening price point brand at Home Depot;

  •
  No-Pest®—opening price point brand at Lowe's; and

  •
  Krid® and Kgro®—opening price point brand at Kmart.

        The Company sells and distributes both its value and opening price point brands to its three largest customers. Net sales to the Company's three largest customers were as follows:

	For the year ended December 31,
	2001	2000	1999
Customer A	25%	24%	26%
Customer B	22%	19%	15%
Customer C	17%	16%	16%

        No other customers represented more than 10% of 2001, 2000 or 1999 net sales.

Note 20—Unaudited quarterly financial information

	Year Ended December 31, 2001
	First	Second	Third	Fourth	Total
Net sales	$79,919	$114,647	$55,793	$22,985	$273,344
Gross Profit	35,960	53,899	25,689	9,425	124,973
Operating (loss) income	15,896	31,778	8,719	(11,659)	44,734
Net (loss) income	$4,236	$15,753	$221	$(13,484)	$6,726
	Year Ended December 31, 2000
	First	Second	Third	Fourth	Total
Net sales	$80,895	$114,201	$47,024	$23,674	$265,794
Gross Profit	37,058	52,067	20,461	9,979	119,565
Operating (loss) income	15,419	34,300	(2,582)	(4,671)	42,466
Net (loss) income	$3,817	$18,455	$(7,582)	$(13,331)	$1,359

        Due to the seasonal nature of the Company's business, net sales in the first and second quarters exceed net sales in the third and fourth quarters.

        During the fourth quarter of 2001, the Company recorded an $8,500 charge related to facilities, organizational and product line rationalization. See note 25.

        During the third quarter of 2000 the US Environmental Protection Agency and manufacturers of chlorpyrifos (the active ingredient in Dursban pesticidal products) entered into a voluntary agreement that provides for withdrawal of virtually all residential uses of Dursban. Formulation of new Dursban products intended for residential use was required to cease by December 1, 2000, and formulators are no longer able to sell such products to retailers after February 1, 2001. Retailers will no longer be able to sell Dursban products after December 31, 2001. A charge of $8,000 was recorded in September of 2000 for costs associated with this agreement.

Note 21—Shipping and handling cost

        Shipping and handling costs are included in the selling, general and administrative expenses line item on the Company's Statements of Operations. The amount is $13,401, $12,859 and $13,253 for

2001, 2000 and 1999, respectively. The remaining shipping and handling costs are included in the cost of goods sold line item.

Note 22—Derivatives and Hedging Activities

        The Company is exposed to market risks relating to changes in interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in interest rates.

        Effective April 1, 2001, the Company entered into two interest rate swaps that have fixed the interest rate as of April 30, 2001 for $75.0 million variable rate debt under the Senior Credit Facility. The interest rate swaps are for $50.0 and $25.0 million of the Senior Credit Facility and will terminate on April 30, 2002. The fixed LIBOR interest rates are 4.74% and 4.66% for the $50.0 and $25.0 million interest rate swaps respectively. The Company's objective is to manage the cash flow risks associated with its variable rate debt and not to trade such instruments for profit or loss. The Company's interest rate hedges are classified as cash flow hedges. For a cash flow hedge, the unrealized portion is deferred in accumulated other comprehensive income on the balance sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. The fair value of the interest rate swaps is reported as a liability and as a component of comprehensive loss in Stockholders' deficit at December 31, 2001. The December 31, 2001 fair value is a loss of $0.5 million.

Note 23—Comprehensive Income

        Comprehensive income differs from net income due to the cash flow hedge. Comprehensive income (loss) for 2001, 2000 and 1999 was $6,213, $1,359 and $(11,597), respectively.

Note 24—Acquisition of Leading Consumer Fertilizer Brands

        The Company Advanced its strategic plan for growth in the consumer lawn and garden category by acquiring leading consumer fertilizer brands Vigoro®, Sta-Green® and Bandini®, as well as acquiring licensing rights to the Best® line of fertilizer products on December 17, 2001. The brands, formerly owned by or licensed to Pursell Industries, Inc, complement the Company's consumer lawn, garden and insect control products. Pursell Industries, Inc., will continue to manufacture, warehouse and distribute the fertilizer products for the Company under a long-term agreement. The Company will leverage its marketing and sales-service expertise to drive growth within the retail distribution channels. The $37.5 million acquisition is expected to add approximately $145.0 million in annual revenue to Company's top line.

        In conjunction with the acquisition and the receipt of $22.0 million from UIC Holdings, L.L.C., the Company's Board adopted resolutions to amend the Company's Certificate of Incorporation to:

  •
  Issue an additional 22,600 shares of $0.01 par value Class A Preferred Stock to be sold to UIC Holdings, L.L.C. for $1,000 per share. Dividends accrue at 15% of the Liquidation Value. The liquidation value of any share shall be equal to $1,000. Dividends to the extent not paid on December 31 of each year shall be cumulative. As of December 31, 2001 the total number of shares outstanding is 22,600 and the cumulative dividend payable is $0.1 million.

  •
  Increase the Company's total authorized Class A voting Common Stock from 34,100,000 to 37,600,000 shares to accommodate the Company's granting of Stock Purchase Warrants to UIC Holdings, L.L.C., which will receive a 10-year option to purchase up to 3,150,000 shares of Class A Common Stock at $3.25 per share.

  •
  Increase the Company's total authorized Class B non-voting Common Stock from 34,100,000 to 37,600,000 shares to accommodate the Company's granting of Stock Purchase Warrants to UIC Holdings, L.L.C., which will receive a 10-year option to purchase up to 3,150,000 shares of Class A Common Stock at $3.25 per share.

Note 25—Charge for Facilities, Organizational and Product Line Rationalization

        During the fourth quarter of 2001 the Company recorded a $8.5 million charge related to facilities, organizational and product line rationalization. The components of the charge are as follows:

  •
  $2.7 million is non-cash for obsolete inventory primarily related to the discontinuance of the Spectracide Pro product line and damaged product related to the warehouse consolidation and move;

  •
  $2.1 million is for severance costs associated with an voluntary early retirement program that was offered during December 2001; and

  •
  $3.7 million is attributed to facility exit costs related the warehouse and office consolidation project, of which the majority of the costs will represent duplicate rent payments in 2002. This project has two to three year payback.

Note 26—Supplemental Financial Statement Information

Dursban Related Expenses:

	2001	2000	1999
Balance at beginning of year	$6,066	$—	$—
Provision charged to expense	—	8,000	—
Charges to accrual	(5,984)	(1,934)	—

Balance at end of year	$82	$6,066	$—

Facilities and organization rationalization:

	2001	2000	1999
Balance at beginning of year	$—	$—	$—
Provision charged to expense	5,550	—	—
Charges to accrual	(392)	—	—

Balance at end of year	$5,158	$—	$—

Note 27—Subsequent Event

        On February 13, 2002 the Company received approval from its banking syndicate for an amendment to its Senior Credit Facility. The newly amended Senior Credit Facility increases the Term Loan B by an incremental $30.0 million as well as provides additional capital expenditure flexibility. The amendment and add-on provide additional liquidity for the Company given its recently completed acquisition of the fertilizer brands from Pursell Industries, Inc. The Senior Credit Facility retains Banc of America Securities LLC as sole Lead Arranger and lead Agent. The fee for the Amendment was $1.1 million.

        Aggregate maturities under the Senior Credit Facility (excluding the revolving credit facility) and the Senior Subordinated Notes after the subsequent event are as follows:

2002	$5,457
2003	16,104
2004	17,833
2005	124,339
2006	39,960
Thereafter	150,000

$353,693

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INDUSTRIES CORPORATION
Dated: April 1, 2002	By:	/s/ ROBERT L. CAULK Robert L. Caulk, Chairman of the Board, President and Chief Executive Officer

***

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DANIEL J. JOHNSTON Daniel J. Johnston	Executive Vice President & Chief Financial Officer
/s/ LOUIS N. LADERMAN Louis N. Laderman	Vice President, Secretary & General Counsel
/s/ C. HUNTER BOLL C. Hunter Boll	Director
/s/ SCOTT A. SCHOEN Scott A. Schoen	Director
/s/ CHARLES A. BRIZIUS Charles A. Brizius	Director
/s/ DAVID A. JONES David A. Jones	Director
/s/ GARY M. RODKIN Gary M. Rodkin	Director

EXHIBIT INDEX

(a)
Exhibits.

3.1	Amended and Restated Certificate of Incorporation of the Company, dated January 13, 1999.
3.2	Certificate of Amendment of the Company, dated January 20, 1999.
3.3	Certificate of Amendment of the Company dated November 9, 2000.
3.4	By-laws of the Company.
4.1	Securities Purchase Agreement, dated as of March 19, 1999, among the Company, CIBC Oppenheimer Corp. and NationsBanc Montgomery Securities L.L.C.
4.2
Indenture, dated as of March 24, 1999, between the Company and State Street Bank and Trust Company as Trustee with respect to the 9 7/8% Senior Subordinated Notes due 2009 (including the form of 9 7/8% Senior Subordinated Notes).
4.3	Registration Rights Agreement, dated as of March 24, 1999, among the Company, CIBC Oppenheimer Corp. and NationsBanc Montgomery Securities L.L.C.
10.1	United Industries Corporation Deferred Compensation Plan.
10.2	Management Agreement, dated as of January 20, 1999, between the Company and Stephen R. Brian.†
10.3	Management Agreement, dated as of January 20, 1999, between the Company and Richard A. Bender.†
10.4	Management Agreement, dated as of January 20, 1999, between the Company and William P. Johnson.†
10.5	Management Agreement, dated as of January 20, 1999, between the Company and Daniel J. Johnston.†
10.6	Consulting Agreement, dated as of January 20, 1999, between the Company and David A. Jones.
10.7	United Industries Corporation 1999 Stock Option Plan.
10.8	United Industries Corporation 2001 Stock Option Plan.
10.9	Stock Option Agreement, dated as of January 20, 1999, between the Company and Stephen R. Brian.†
10.10	Stock Option Agreement, dated as of January 20, 1999, between the Company and Richard A. Bender.†
10.11	Stock Option Agreement, dated as of January 20, 1999, between the Company and William P. Johnson.†
10.12	Stock Option Agreement, dated as of January 20, 1999, between the Company and Daniel J. Johnston.†
10.13	Stock Option Agreement, dated as of January 20, 1999, between the Company and David A. Jones.†
10.14	Stockholders Agreement, dated as of January 20, 1999, among the Company and the Stockholders (as defined therein). †

10.15	Professional Services Agreement, dated as of January 20, 1999, between THL Equity Advisors IV, L.L.C., Thomas H. Lee Capital, L.L.C. and the Company.
10.16
Amended and Restated Credit Agreement dated as of March 24, 1999 among the Company, NationsBanc Montgomery Securities L.L.C., Morgan Stanley Senior Funding, Inc., Canadian Imperial Bank of Commerce, NationsBank, N.A.., the Initial Lenders (as defined therein), the Swing Line Bank (as defined therein) and the Initial Issuing Bank (as defined therein).†
10.17	Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc.†
10.18	First Amendment dated as of August 31, 1987 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc.
10.19	Second Amendment dated as of March 2, 1990 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc.
10.20	Third Amendment dated as of April 3, 1992 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc.
10.21	Fourth Amendment dated as of June 6, 1994 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc.
10.22	Fifth Amendment dated as of October 1, 1996 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc.
10.23	Lease, dated as of October 13, 1995, between First Industrial Financing Partnership LP and Rex Realty Co.†
10.24	Sublease, dated as of October 13, 1995, between Rex Realty Co. and the Company.†
10.25	Lease, dated as of December 1, 1995, between Rex Realty Co. and the Company.†
10.26	Lease, dated as of November 27, 1989, between Rex Realty Co. and the Company.†
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
99.1	Form of Letter of Transmittal.
99.2	Form of Letter of Notice of Guaranteed Delivery.
99.3	Form of Tender Instructions.

†
The Company agrees to furnish supplementary to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENTS
Report of Independent Accountants
UNITED INDUSTRIES CORPORATION BALANCE SHEETS DECEMBER 31, 2001 and 2000 (Dollars in thousands)
UNITED INDUSTRIES CORPORATION STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, & 1999 (Dollars in thousands)
UNITED INDUSTRIES CORPORATION STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, & 1999 (Dollars in thousands)
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
UNITED INDUSTRIES CORPORATION NOTES TO FINANCIAL STATEMENTS (Dollars in thousands)
SIGNATURES
EXHIBIT INDEX