Form 10-Q
period 2002-03-31
UNITED INDUSTRIES CORP
filed 2002-05-15
CIK 1083200

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                              to

Commission File No. 333-76055

UNITED INDUSTRIES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	43-1025604 (I.R.S. Employer Identification No.)

8825 Page Boulevard
St. Louis, Missouri 63114
(Address of principal executive office, including zip code)
(314) 427-0780
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of March 31, 2002, the Registrant had 27,721,000 Class A voting and 27,721,000 Class B non-voting shares of common stock outstanding and 37,600 non-voting shares of Class A preferred stock outstanding.

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED INDUSTRIES CORPORATION

BALANCE SHEETS

MARCH 31, 2002 AND 2001, AND DECEMBER 31, 2001

(Dollars in thousands)

(Unaudited)

	March 31, 2002	March 31, 2001	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—
Accounts receivable (less allowance for doubtful accounts of $2,845 and $1,164 at March 31, 2002 and 2001 and $1,147 at December 31, 2001)	106,083	70,769	21,585
Inventories	61,472	48,618	49,092
Prepaid expenses	5,763	5,204	6,491

Total current assets	173,318	124,591	77,168
Equipment and leasehold improvements, net	26,642	24,068	27,930
Deferred income tax	112,505	116,763	112,505
Intangible assets, net	42,833	5,764	43,116
Other assets	11,953	13,594	11,837

Total assets	$367,251	$284,780	$272,556

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and capital lease obligation	$5,852	$5,684	$5,711
Accounts payable	40,177	31,114	23,459
Accrued expenses	39,209	27,177	34,006
Short-term borrowings	58,377	47,500	23,450

Total current liabilities	143,615	111,475	86,626
Long-term debt	345,507	326,346	318,386
Capital lease obligation	4,133	4,528	4,221
Other liabilities	9,765	9,532	7,740

Total liabilities	503,020	451,881	416,973
Stockholders' deficit:
Common Stock (27.7 million shares of $0.01 par value Class A and 27.7 million $0.01 par value Class B)	556	554	556
Preferred Stock (37,600 shares of $0.01 par value Class A)	—	—	—
Warrants and options	11,745	2,784	11,745
Additional paid-in capital	152,543	139,081	152,543
Accumulated deficit	(297,719)	(306,820)	(306,048)
Accumulated other comprehensive loss	(194)	—	(513)
Common stock held in grantor trust	(2,700)	(2,700)	(2,700)

Total stockholders' deficit	(135,769)	(167,101)	(144,417)

Total liabilities and stockholders' deficit	$367,251	$284,780	$272,556

See accompanying notes to financial statements.

UNITED INDUSTRIES CORPORATION

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2002	2001
Sales before promotion expense	$149,191	$88,436
Promotion expense	12,800	8,517

Net sales	136,391	79,919

Operating costs and expenses:
Cost of goods sold	87,163	43,959
Selling, general and administrative expenses	27,239	20,064

Total operating costs and expenses	114,402	64,023

Operating income	21,989	15,896
Interest expense	8,512	10,013

Income before provision for income taxes	13,477	5,883
Income tax expense	3,315	1,647

Net income	$10,162	$4,236

Preferred stock dividends	$1,833	$573

Income available to common stockholders	$8,329	$3,663

See accompanying notes to financial statements.

UNITED INDUSTRIES CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$10,162	$4,236
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	2,464	1,199
Amortization of deferred financing fees	695	673
Provision for deferred income tax expense	3,315	1,647
Changes in assets and liabilities:
Increase in accounts receivable	(84,498)	(50,825)
Increase in inventories	(12,380)	(1,611)
Decrease in prepaid expenses	728	1,153
Increase in accounts payable and accrued expenses	20,538	18,652
Decrease in Dursban related expenses	(82)	(4,350)
Other, net	(1,080)	(45)

Net cash used by operating activities	(60,138)	(29,271)
Investing activities:
Purchases of equipment and leasehold improvements	(892)	(486)

Net cash used by investing activities	(892)	(486)
Financing activities:
Debt issuance costs	(1,071)	—
Proceeds from additional term debt	30,000	—
Proceeds from borrowing on revolver	34,927	32,500
Repayment of borrowing on revolver and other debt	(2,826)	(2,743)

Net cash provided by financing activities	61,030	29,757
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents—beginning of period	—	—

Cash and cash equivalents—end of period	$—	$—

Noncash financing activity:
Dividends accrued	$1,833	$573

See accompanying notes to financial statements.

UNITED INDUSTRIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

Note 1—Basis of presentation

        The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of United Industries Corporation (the "Company") for the year ended December 31, 2001.

Note 2—Inventories

        Inventories are as follows:

	March 31, 2002	March 31, 2001	December 31, 2001
Raw materials	$20,948	$9,633	$11,104
Finished goods	44,580	40,602	40,688
Allowance for obsolete and slow-moving inventory	(4,056)	(1,617)	(2,700)

Total inventories	$61,472	$48,618	$49,092

Note 3—Equipment and leasehold improvements, net

        Equipment and leasehold improvements are as follows:

	March 31, 2002	March 31, 2001	December 31, 2001
Machinery and equipment	$30,746	$27,663	$30,279
Office furniture and equipment	15,608	10,808	15,181
Automobiles, trucks and aircraft	6,156	6,062	6,157
Leasehold improvements	7,405	7,062	7,405

	59,915	51,595	59,022
Less: accumulated depreciation	33,273	27,527	31,092

	$26,642	$24,068	$27,930

Note 4—Intangible assets, net

        Intangible assets are as follows:

	March 31, 2002	March 31, 2001	December 31, 2001
Intangibles	$44,675	$7,175	$44,675
Accumulated amortization	(1,842)	(1,411)	(1,559)

	$42,833	$5,764	$43,116

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 eliminates the amortization of goodwill and instead requires goodwill to be tested for impairment annually. Under SFAS 142, if the intangible asset has an indefinite useful life, it is not amortized until its life is determined to be finite. SFAS No. 142 provides a staggered timeline for completing transitional impairment testing of goodwill and indefinite-lived intangible assets. The Company will complete its transitional impairment analysis in the second quarter of 2002. The Company does not expect to record an impairment charge related to this analysis.

        As required by SFAS 142, the results for prior periods were not restated in the accompanying statements of operations. A reconciliation between income available to common stockholders as reported by the Company and income available to common stockholders to reflect the impact of SFAS 142 is as follows:

Quarter Ended March 31, 2001
Income available to common stockholders:
As reported	$3,663
Amortization of goodwill	49

Adjusted income available to common stockholders	$3,712

        On December 17, 2001 the Company acquired Vigoro®, Sta-Green® and Bandini®, as well as acquiring licensing rights to the Best® line of fertilizer products for $37,500. The acquired brands are amortized over 40 years.

Note 5—Other assets

        Other assets are as follows:

	March 31, 2002	March 31, 2001	December 31, 2001
Deferred financing fees	$19,138	$18,067	$18,067
Accumulated amortization	(7,797)	(5,084)	(7,102)

	11,341	12,983	10,965

Other	612	611	872

Total other assets	$11,953	$13,594	$11,837

Note 6—Accrued expenses

        Accrued expenses are as follows:

	March 31, 2002	March 31, 2001	December 31, 2001
Advertising and promotional	$16,007	$8,502	$12,125
Facilities rationalization	3,445	—	3,500
Dursban related expenses	—	1,716	82
Interest	7,771	9,433	3,763
Cash overdraft	—	2,336	7,126
Preferred dividend payable	4,445	893	2,612
Severence charges	1,458	734	1,679
Other	6,083	3,563	3,119

Total accrued expenses	$39,209	$27,177	$34,006

Note 7—Long-term debt and credit facilities

        Long-term debt is comprised of the following:

	March 31, 2002	March 31, 2001	December 31, 2001
Senior Credit Facility:
Term Loan A	$36,899	$46,124	$39,205
Term Loan B	164,064	135,530	134,488
Revolving Credit Facility	58,377	47,500	23,450
9 7/8% Series B Registered Senior Subordinated Notes	150,000	150,000	150,000

	409,340	379,154	347,143
Less portion due within one year	(63,833)	(52,808)	(28,757)

Total long-term debt net of current portion	$345,507	$326,346	$318,386

        The Senior Credit Facility was provided by NationsBank, N.A., Morgan Stanley Senior Funding, Inc. and CIBC Inc. and consists of (i) a $90,000 revolving credit facility (the "Revolving Credit Facility"); (ii) a $75,000 term loan facility ("Term Loan A"); and (iii) a $215,000 term loan facility ("Term Loan B"). The Revolving Credit Facility and Term Loan A matures on January 20, 2005, and Term Loan B matures on January 20, 2006. The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the Revolving Credit Facility shall not exceed $10.0 million for 30 consecutive days occurring during the period between August 1 and November 30 in each calendar year. On March 31, 2002, $58,377 was outstanding under the Revolving Credit Facility. There were no compensating balance requirements for the Revolving Credit Facility at March 31, 2002.

        On February 13, 2002 the Company received approval from its banking syndicate for an amendment to its Senior Credit Facility. The newly amended Senior Credit Facility increased the Term Loan B from $150,000 to $180,000 as well as provide additional capital expenditure flexibility. The amendment and add-on provide additional liquidity for the Company given its recently completed acquisition of the fertilizer brands from Pursell Industries, Inc. The Senior Credit Facility retains Banc of America Securities, L.L.C. as sole Lead Arranger and Lead Agent.

        On May 9, 2002 the Company merged with Schultz Company. In conjunction with the Schultz Company acquisition the Company received approval from its banking syndicate for an amendment to its Senior Credit Facility. The newly amended Senior Credit Facility increased the Term Loan B from $180,000 to $215,000, increased the revolving credit facility from $80,000 to $90,000 and provided additional capital expenditure flexibility. The Senior Credit Facility retains Banc of America Securities, L.L.C. as sole Lead Arranger and Lead Agent.

        The principal amount of Term Loan A is to be repaid in twenty-three consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2005. The principal amount of Term Loan B is to be repaid in twenty-seven consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2006.

        The Senior Credit Facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative covenants put restrictions on levels of investments, indebtedness, insurance and capital expenditures. Financial covenants require the maintenance of certain financial ratios at defined levels. At March 31, 2002, the Company was in compliance with all financial covenants. While the Company does not anticipate an event of non-compliance with financial covenants in the future, the effect of non-compliance with financial covenants would cause the Company to request an amendment to the Senior Credit Facility.

        Under the covenants, interest on the Revolving Credit Facility, Term Loan A and Term Loan B ranges from 250 to 400 basis points above LIBOR depending on certain financial ratios. Unused commitments under the Revolving Credit Facility are subject to a 50 basis point annual commitment fee. LIBOR was 1.91% at March 31, 2002.

        The Senior Credit Facility may be prepaid at any time in whole or in part without premium or penalty. During fiscal 2001, principal payments on Term Loans A and B of $9.2 million and $1.4 million, respectively, were paid, which included optional principal prepayments of $4.1 million and $0.7 on Term Loan A and Term Loan B, respectively. During the three month period ended March 31, 2002, optional principal prepayments of $2.3 million and $.4 million on Term Loan A and Term Loan B, respectively, were paid. The optional payments were made in order for the Company to remain two quarterly payments ahead of the regular payment schedule. According to the Senior Credit Facility agreement, each prepayment on Term Loan A and Term Loan B can be applied to the next principal repayment installments. Management intends to pay a full year of principal installments in 2002 in accordance with the Senior Credit Facility agreement.

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

        Aggregate maturities under the Senior Credit Facility (excluding the Revolving Credit Facility) and the Senior Subordinated Notes, subsequent to the May 9, 2002 Senior Credit Facility Amendment, are as follows:

2002 Remainder of year	$2,819
2003	16,464
2004	18,194
2005	150,002
2006	48,485
Thereafter	150,000

$385,964

Note 8—Commitments

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

        Management believes the possibility of a material adverse effect on the Company's consolidated financial position, results of operations and cash flows from the claims and proceedings described above are remote.

Note 10—Shipping and handling costs

        Shipping and handling costs are included in the selling, general and administrative expenses line item on the Company's Statements of Operations. The amount is $3,784 and $3,676 for the three months ended March 31, 2002 and 2001, respectively, and represents in-bound freight and distribution cost. The remaining shipping and handling cost, which includes out-bound freight and product cost, are included in the cost of goods sold line item.

Note 11—Derivatives and Hedging Activities

        The Company is exposed to market risks relating to changes in interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in interest rates.

        Effective April 1, 2001, the Company entered into two interest rate swaps that have fixed the interest rate as of April 30, 2001 for $75.0 million variable rate debt under the Senior Credit Facility. The interest rate swaps are for $50.0 and $25.0 million of the Senior Credit Facility and will terminate on April 30, 2002. The fixed LIBOR interest rates are 4.74% and 4.66% for the $50.0 and $25.0 million interest rate swaps respectively. The Company's objective is to manage the cash flow risks associated with its variable rate debt and not to trade such instruments for profit or loss. The Company's interest rate hedges are classified as cash flow hedges. For an effective cash flow hedge, the unrealized portion is deferred in accumulated other comprehensive income on the balance sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. The fair value of the interest rate swaps is reported as a liability and as a component of comprehensive loss in Stockholders' deficit at March 31, 2002. The March 31, 2002 fair value reflects a loss of $0.2 million.

Note 12—Comprehensive Income

        Comprehensive income differs from net income due to the cash flow hedges. Comprehensive income for the three months ended March 2002 and 2001, was $9,968 and $4,236, respectively.

Note 13—Facilities and organization rationalization

        During the fourth quarter of 2001 the Company recorded a $5.6 million charge related to facilities and organizational rationalization. The following is a rollforward of the charge for the three months ended March 31, 2002.

March 31, 2002
Balance at beginning of year	$5,158
Provision charged to expense	—
Reversal credited to expense	—
Charges to accrual	(255)

Balance at March 31, 2002	$4,903

Note 14—Subsequent event

        On May 9, 2002 the Company merged with Schultz Company. Also based in St. Louis, MO, Schultz Company is well respected as an innovative and rapidly growing consumer lawn and garden company. The Schultz® brand portfolio—which currently focuses on consumer garden fertilizers, organic growing media and outdoor living—includes Schultz® plant foods and potting soils, Expert Gardener® fertilizers and controls, Multi Cote® plant foods and a new line of natural plant care products under the Garden Safe® brand. Schultz also holds exclusive agreements to manufacture or supply gardening and outdoor living products for certain of the largest retailers in the mass merchandise and home center channels.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

        Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risks and other factors set forth under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as well as the following: general economic and business conditions; governmental regulations; industry trends; the loss of major customers or suppliers; cost and availability of raw materials; changes in business strategy or development plans including acquisition or disposition of assets; availability and quality of management; and availability, terms and deployment of capital. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        The Company is the leading manufacturer and marketer of value-oriented branded products for the consumer lawn and garden pesticide and household insecticide markets in the United States. The Company manufactures and markets one of the broadest lines of pesticides in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents and fertilizers, under a variety of brand names. The Company believes that the key drivers of growth for the $2.8 billion consumer lawn and garden pesticide and household insecticide retail markets include: (a) the aging of the United State population; (b) growth in the home improvement center and mass merchandiser channels; and (c) shifting consumers' preferences toward value-oriented branded products.

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the unaudited quarterly financial statements and the related notes to the unaudited quarterly financial statements.

Critical Accounting Policies

        The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Note that the preparation of this Quarterly Report on Form 10-Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The Company believes that it's most critical accounting policies include revenue recognition, inventories, promotion expense and income taxes.

Revenue recognition

        Net sales are gross sales of products sold to customers in accordance with the shipping terms applicable to each sale less any customer discounts from list price, customer returns and less promotion expense of products through cooperative programs with retailers. The Company's provision for customer returns is based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, revenue could be overstated.

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

Income taxes

        In conjunction with the Recapitalization consummated on January 20, 1999 (The "Recapitalization"), the Company converted from an "S" corporation to a "C" corporation. As a "C" corporation, the Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $112.5 million as of March 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and deductible goodwill created in conjunction with the Recapitalization. The valuation allowance is based on our estimates of taxable income by jurisdiction in which our deferred tax assets will be recoverable. In the event that actual results differ from those estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance or reduce our current valuation allowance, which could materially impact our financial position and results of operations.

Results of Operations

        The following discussion regarding results of operations refers to net sales, cost of goods sold and selling and general and administrative expenses, which the Company defines as follows:

  •
  Net sales are gross sales of products sold to customers in accordance with the shipping terms applicable to each sale less any customer discounts from list price, customer returns and less promotion expense of products through cooperative programs with retailers.

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

        The following table sets forth the percentage relationship of certain items in the Company's Statements of Operations to net sales for the three months ended March 31, 2002 and March 31, 2001:

	Three Months Ended March 31,
	2002	2001
Net sales:
Value brands	80.7%	83.4%
Opening price point brands	19.3	16.6

Total net sales	100.0	100.0
Operating costs and expenses:
Cost of goods sold	63.9	55.0
Selling, general and administrative expenses	20.0	25.1

Total operating costs and expenses	83.9	80.1

Operating income	16.1	19.9
Interest expense	6.2	12.5

Income before provision for income taxes	9.9	7.4
Income tax expense	2.4	2.1

Net income	7.5%	5.3%

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001

        Net Sales.    Net sales increased 70.7% to $136.4 million for the three months ended March 31, 2002 from $79.9 million for the three months ended March 31, 2001. The increase was driven by a combination of offsetting factors including:

  •
  Sales increased primarily due to fertilizer brands acquired in December 2001. This increase was partially offset by an increase in promotion expense; and

  •
  A slight reduction of sales due to retailers taking delivery of inventory closer to consumer take-away and a modest decline in sales of the Company's non fertilizer products.

        Net sales of the Company's value brands increased 65.2% to $110.1 million for the three months ended March 31, 2002 from $66.7 million for the three months ended March 31, 2001. The Company advanced its strategic plan for growth in the consumer lawn and garden category by acquiring leading consumer fertilizer brands Vigoro®, Sta-Green® and Bandini®, as well as acquiring licensing rights to the Best® line of fertilizer products on December 17, 2001. Net sales from fertilizer brands were substantially all of the increase in net sales for the three months ended March 31, 2002. The increase in promotion expense was primarily driven by sales of the fertilizer brands acquired.

        Net sales of opening price point brands increased 98.4% to $26.3 million for the three months ended March 31, 2002 from $13.2 million for the three months ended March 31, 2001. Net sales from fertilizer brands were substantially all of the increase in net sales for the three months ended March 31, 2002.

        Gross Profit.    Gross profit increased 36.9% to $49.2 million for the three months ended March 31, 2002 compared to $36.0 million for the three months ended March 31, 2001. The increase in gross profit was primarily driven by the fertilizer brands recently acquired. As a percentage of sales, gross profit decreased to 36.1% for the three months ended March 31, 2002 as compared to 45.0% for the three months ended March 31, 2001. The decrease in gross profit as a percentage of sales was primarily due to the fertilizer brands acquired, which have margins that are lower than the margins of the Company's other mix of products.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 35.8% to $27.2 million for the three months ended March 31, 2002 from $20.1 million for the three months ended March 31, 2001. The majority of the increase is related to supporting the fertilizer brands acquired. As a percentage of net sales, selling, general and administrative expenses decreased to 20.0% for the three months ended March 31, 2002 from 25.1% for the three months ended March 31, 2001. The overall decrease was due to additional sales related to the recently acquired fertilizer brands that do not require a direct percent increase in selling, general and administrative expenses of the Company.

        Operating Income.    Operating income increased 38.3% to $22.0 million for the three months ended March 31, 2002 from $15.9 million for the three months ended March 31, 2001. As a percentage of net sales, operating income decreased to 16.1% for the three months ended March 31, 2002 from 19.9% for the three months ended March 31, 2001. The decrease was primarily driven by the lower margins of the fertilizer brands as compared to the Company's other products.

        Income tax expense.    For the three months ended March 31, 2002, the Company's effective income tax rate is 24.6%, which reflects the estimated utilization of the goodwill deduction in fiscal year 2002. The goodwill deduction is related to the step up in tax basis that occurred in conjunction with the Recapitalization.

Liquidity and Capital Resources

        Historically, the Company has utilized internally generated funds and borrowings under credit facilities to meet ongoing working capital and capital expenditure requirements. As a result of the Recapitalization, the Company has significantly increased cash requirements for debt service relating to the Company's Senior Subordinated Notes and Senior Credit Facility. As of December 31, 2001, the Company had total debt outstanding of $351.8 million. As of March 31, 2002, the Company had total debt outstanding of $413.9 million. The Company will rely on internally generated funds and, to the extent necessary, borrowings under the Company's Revolving Credit Facility to meet liquidity needs.

        The Company's Senior Credit Facility consists of:

  •
  $90.0 million Revolving Credit Facility, under which $58.4 million in borrowings were outstanding at March 31, 2002;

  •
  $75.0 million Term Loan A ($36.9 million outstanding at March 31, 2002); and

  •
  $215.0 million Term Loan B ($164.1 million outstanding at March 31, 2002). On February 13, 2002, Term Loan B was increased from $150.0 million to $180.0 million. The additional $30.0 million provides additional liquidity for the Company given the recently completed acquisition of leading consumer fertilizer brands on December 17, 2001.

        The Company's Revolving Credit Facility and Term Loan A mature in January 2005, and Term Loan B matures in January 2006. The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the Revolving Credit Facility shall not exceed $10.0 million for 30 consecutive days occurring during the period August 1 and November 30 in each calendar year. The Company was in compliance with financial covenants at March 31, 2002. While the

Company does not anticipate an event of non-compliance with financial covenants in the future, the effect of non-compliance with financial covenants would cause the Company to request an amendment to the Senior Credit Facility.

        The Company's principal liquidity requirements are for working capital, capital expenditures and debt service under the Senior Credit Facility and the notes. Cash flow used by operating activities was approximately $60.1 million and $29.3 million for the three months ended March 31, 2002 and 2001, respectively. Net cash used by operating activities fluctuates during the year as the seasonal nature of the Company's sales results in a significant increase in working capital (primarily accounts receivable and inventory) during the first half of the year, with the second and third quarters being significant cash collection periods. The acquisition of the fertilizer brands does not change the seasonal nature of the Company's working capital.

        The Company is the sole customer of Pursell Industries, Inc. and currently sources all of its fertilizer products from Pursell Industries, Inc. under a long-term supply agreement. The Company does not believe that the ability to source the fertilizer brands will be a concern in the future.

        On May 9, 2002 the Company merged with Schultz Company. In conjunction with the Schultz Company acquisition the Company received approval from its banking syndicate for an amendment to its Senior Credit Facility. The newly amended Senior Credit Facility increased the Term Loan B from $180,000 to $215,000, increased the revolving credit facility from $80,000 to $90,000 and provided additional capital expenditure flexibility. The Senior Credit Facility retains Banc of America Securities, L.L.C. as sole Lead Arranger and Lead Agent.

        In November 1999, the Company issued 9 7/8% Senior Subordinated Notes for $150 million that are due April 1, 2009.

        Interest accrues at the rate of 9 7/8% per annum, payable semi-annually on each April 1 and October 1.

        Capital expenditures are related to the enhancement of the Company's existing facilities and the construction of additional productions and distribution capacity. Cash used by investing activities was $0.9 million and $0.5 million for the three months ended March 31, 2002 and 2001, respectively. Cash used for capital expenditures for the remainder of fiscal 2002 is expected to be less than $5.0 million.

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

Recently Issued Accounting Pronouncements

        On April 30, the Financial Accounting Standards Board (FASB or the "Board") issued FASB Statement No. 145 (FAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS 145 rescinds both FASB Statement No. 4 (FAS 4), Reporting Gains and Losses from Extinguishment of Debt, and the amendment to FAS 4, FASB Statement No. 64 (FAS 64), Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, FAS 145 eliminates the requirement (in both FAS 4 and FAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not be prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

        FAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, which was originally issued to establish accounting standards for the effects of the transition to the provisions of the Motor Carrier Act of 1980. That transition is complete.

        Further, FAS 145 amends paragraph 14(a) of FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the financial statements, (2) is subject to FASB Statement No. 66, Accounting for Sales of Real Estate, if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases.

        FAS 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. There is no impact of FAS 145 on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate

        The Company is exposed to market risks relating to changes in interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in interest rates.

        Effective April 1, 2001, the Company entered into two interest rate swaps that have fixed the interest rate as of April 30, 2001 for $75.0 million variable rate debt under the Senior Credit Facility. The interest rate swaps are for $50.0 and $25.0 million of the Senior Credit Facility and will terminate on April 30, 2002. The fixed LIBOR interest rates are 4.74% and 4.66% for the $50.0 and $25.0 million interest rate swaps respectively. The Company's objective is to manage the cash flow risks associated with its variable rate debt and not to trade such instruments for profit or loss. The Company's interest rate hedges are classified as cash flow hedges. For a cash flow hedge, the unrealized portion is deferred in accumulated other comprehensive income on the balance sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. The fair value of the interest rate swaps is reported as a liability and as a component of comprehensive loss in Stockholders' deficit at March 31, 2002. The March 31, 2002 fair value is a loss of $0.2 million.

        Interest ranges from 250 to 400 basis points above LIBOR depending on certain financial ratios. LIBOR was 1.91% on March 31, 2002.

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

        None.

Item 3.  Defaults Upon Senior Securities.

        None.

Item 4.  Submission of Matters to a Vote of Security Holders.

        No matters were submitted.

Item 5.  Other Information.

        On May 9, 2002 the Company merged with Schultz Company. In conjunction with the Schultz Company acquisition the Company received approval from its banking syndicate for an amendment to its Senior Credit Facility. The newly amended Senior Credit Facility increased the Term Loan B from $180,000 to $215,000, increased the revolving credit facility from $80,000 to $90,000 and provided additional capital expenditure flexibility. The Senior Credit Facility retains Banc of America Securities, L.L.C. as sole Lead Arranger and Lead Agent.

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits

  None.

(b)
Reports on Form 8-K

  Amendment to Senior Credit Facility was filed on February 26, 2002. No financial statements were filed.

  Addition of Gary M. Rodkin to the Company's Board of Directors was filed on March 7, 2002. No financial statements were filed.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INDUSTRIES CORPORATION
Dated: May 15, 2002	By:	/s/ DANIEL J. JOHNSTON Name: Daniel J. Johnston Title: Executive Vice President and Chief Financial Officer

QuickLinks

PART 1 FINANCIAL INFORMATION Item 1. Financial Statements
UNITED INDUSTRIES CORPORATION BALANCE SHEETS MARCH 31, 2002 AND 2001, AND DECEMBER 31, 2001 (Dollars in thousands) (Unaudited)
UNITED INDUSTRIES CORPORATION STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Dollars in thousands) (Unaudited)
UNITED INDUSTRIES CORPORATION STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Dollars in thousands) (Unaudited)
UNITED INDUSTRIES CORPORATION NOTES TO FINANCIAL STATEMENTS (Dollars in thousands) (Unaudited)
Part II
OTHER INFORMATION
SIGNATURES