Form 10-Q
period 2002-06-30
UNITED INDUSTRIES CORP
filed 2002-08-14
CIK 1083200

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 31, 2002, the Registrant had 33,143,000 Class A voting and 33,143,000 Class B non-voting shares of common stock outstanding and 37,600 non-voting shares of Class A preferred stock outstanding.

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

UNITED INDUSTRIES CORPORATION

BALANCE SHEETS

JUNE 30, 2002 AND 2001, AND DECEMBER 31, 2001

(Dollars in thousands)

(Unaudited)

	June 30, 2002	June 30, 2001	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$717	$—	$—
Accounts receivable (less allowances of $4,999 and $1,419 at June 30, 2002 and 2001 and $1,147 at December 31, 2001)	115,851	77,040	21,585
Inventories	49,636	38,149	49,092
Prepaid expenses	6,668	4,835	6,491

Total current assets	172,872	120,024	77,168
Equipment and leasehold improvements	29,151	24,276	27,930
Deferred income tax	112,863	116,763	112,505
Goodwill and Intangible assets	82,118	5,714	43,116
Other assets	13,661	12,918	11,837

Total assets	$410,665	$279,695	$272,556

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and capital lease obligation	$7,790	$5,693	$5,711
Accounts payable	43,076	29,527	23,459
Accrued expenses	49,724	33,887	34,006
Short-term borrowings	—	18,550	23,450

Total current liabilities	100,590	87,657	86,626
Long-term debt	375,778	323,693	318,386
Capital lease obligation	4,004	4,428	4,221
Other liabilities	15,541	16,167	7,740

Total liabilities	495,913	431,945	416,973
Stockholders' deficit
Preferred Stock (37,600 shares of $0.01 par value Class A)	—	—	—
Common Stock (33.1 million shares of $0.01 par value Class A and 33.1 million $0.01 par value Class B issued and outstanding at June 30, 2002)	664	554	556
Common Stock subscription receivable	(26,071)	—	—
Common Stock repurchase option	(2,636)	—	—
Warrants and options	11,745	2,784	11,745
Additional paid-in capital	206,684	139,081	152,543
Accumulated deficit	(272,934)	(291,640)	(306,048)
Accumulated other comprehensive loss	—	(329)	(513)
Common stock held in grantor trust	(2,700)	(2,700)	(2,700)

Total stockholders' deficit	(85,248)	(152,250)	(144,417)

Total liabilities and stockholders' deficit	$410,665	$279,695	$272,556

See accompanying notes to financial statements.

UNITED INDUSTRIES CORPORATION

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(Dollars in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Sales before promotion expense	$210,829	$124,428	$360,020	$212,864
Promotion expense	15,693	9,781	28,493	18,298

Net sales	195,136	114,647	331,527	194,566

Operating costs and expenses:
Cost of goods sold	122,311	60,748	209,474	104,707
Selling, general and administrative expenses	32,337	22,121	59,576	42,185

Total operating costs and expenses	154,648	82,869	269,050	146,892

Operating income	40,488	31,778	62,477	47,674
Interest expense	8,693	9,388	17,205	19,401

Income before provision for income taxes	31,795	22,390	45,272	28,273
Income tax expense	5,375	6,637	8,690	8,284

Net income	$26,420	$15,753	$36,582	$19,989

Preferred stock dividends	$1,635	$573	$3,468	$1,146

Income available to common stockholders	$24,785	$15,180	$33,114	$18,843

See accompanying notes to financial statements.

UNITED INDUSTRIES CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$36,582	$19,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,100	2,436
Amortization of deferred financing fees	1,485	1,346
Provision for deferred income tax expense	8,690	8,284
Changes in assets and liabilities:
Increase in accounts receivable	(67,637)	(57,096)
Decrease in inventories	12,477	8,858
Decrease in prepaid expenses	853	1,522
Increase in accounts payable and accrued expenses	12,055	23,465
Decrease in Dursban related expenses	(82)	(4,614)
Decrease in other assets	515	11
Other, net	(565)	(386)

Net cash provided by operating activities	9,473	3,815
Investing activities:
Purchases of equipment and leasehold improvements	(1,859)	(1,878)
Acquisition of Schultz, net of cash acquired	(37,550)

Net cash used by investing activities	(39,409)	(1,878)
Financing activities:
Debt issuance costs	(3,239)	—
Proceeds from issuance of common stock	18,750	—
Proceeds from additional term debt	65,000	—
Proceeds from borrowing on revolver	—	3,550
Repayment of borrowing on revolver and other debt	(49,858)	(5,487)

Net cash provided by financing activities	30,653	(1,937)
Net increase in cash and cash equivalents	717	—
Cash and cash equivalents—beginning of period	—	—

Cash and cash equivalents—end of period	$717	$—

Significant noncash financing activity:
Preferred Stock dividends accrued	$3,468	$1,146
Common stock issued related to Schultz Company merger	$6,000	$—
Common stock issued related to Bayer	$26,071	$—

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

Note 2—Business combination

        On May 9, 2002 the Company completed a merger with Schultz Company (Schultz). Schultz manufactures horticultural products and specialty items, particularly for the indoor houseplant care segment of the market. Schultz also distributes charcoal, potting soil and soil conditioners. Schultz distributes its products mainly to retail outlets and nurseries throughout the United States and Canada. The merger was executed in order to achieve economies of scale and synergistic efficiencies. Goodwill was recognized in the merger due to the purchase price being in excess of the estimated fair value of net assets acquired, including identified intangibles and tradenames. The transaction was accounted for using purchase accounting. The total purchase price included cash payments of $37,550, issuance of 600,000 shares of Class A Voting Common Stock valued at $3,000 and issuance of 600,000 shares of Class B Non-Voting Common Stock valued at $3,000. In exchange for the Company's cash and Common Stock consideration, the Company received all of the outstanding shares of Schultz. The Company has preliminarily allocated 50% of the purchase price in excess of the estimated fair value of assets acquired and liabilities assumed to intangibles and 50% to goodwill. The actual purchase price allocation to reflect the fair values of assets acquired and liabilities assumed will be completed once the Company finishes its valuation of such assets acquired and liabilities assumed. The valuation will be completed during the third quarter of 2002. The final purchase price allocation may differ significantly from the preliminary allocation included in this report. The merger included estimated goodwill and other intangible assets of $38,050. The acquired intangible assets consist of tradenames and other intellectual property and are not deductible for tax purposes. The results of Schultz are included in the Company's consolidated financial statements from the date of the merger through the end of the period. The Company's unaudited consolidated results of operations on a pro forma basis assuming the merger had occurred at the beginning of fiscal 2001 are: net sales of $386,289 and $264,964 for the six months ended June 30, 2002 and June 30, 2001, respectively. Net income of $40,227 and $23,827 for the six months ended June 30, 2002 and June 30, 2001, respectively. These pro forma results are not indicative of the operating results that would have occurred had these acquisitions been consummated at the beginning of the year or of future operating results.

        The Company's funding sources for the merger were as follows: (1) additional $35,000 add-on to the Term Loan B of the Company's Senior Credit Facility. The newly amended Senior Credit Facility increased the Term Loan B from $180,000 to $215,000, increased the revolving credit facility from $80,000 to $90,000 and provided additional capital expenditure flexibility. The Senior Credit Facility retains Banc of America Securities, L.L.C. as sole Lead Arranger and Lead Agent. The Company incurred $2,168 of fees related to the new amendment to the Senior Credit Facility. The new amendment to the Senior Credit Facility did not cause a change in the existing financial covenants; and (2) Issuance of 1,690,000 shares of Class A Voting Common Stock to UIC Holdings, L.L.C. in exchange for $8,450 and issuance of 1,690,000 shares of Class B Non-Voting Common Stock to UIC Holdings, L.L.C. in exchange for $8,450. The issuance of shares to UIC Holdings, L.L.C. was a condition precedent to the effectiveness of the newly amended Senior Credit Facility.

Note 3—Inventories

        Inventories are as follows:

	June 30, 2002	June 30, 2001	December 31, 2001
Raw materials	$17,538	$8,895	$11,104
Finished goods	36,661	30,658	40,688
Allowance for obsolete and slow-moving inventory	(4,563)	(1,404)	(2,700)

Total inventories	$49,636	$38,149	$49,092

Note 4—Equipment and leasehold improvements

        Equipment and leasehold improvements are as follows:

	June 30, 2002	June 30, 2001	December 31, 2001
Machinery and equipment	$36,853	$28,773	$30,279
Office furniture and equipment	18,847	10,951	15,181
Automobiles, trucks and aircraft	6,284	6,156	6,157
Leasehold improvements	7,521	7,108	7,405

	69,505	52,988	59,022
Accumulated depreciation	(40,354)	(28,712)	(31,092)

	$29,151	$24,276	$27,930

Note 5—Goodwill and intangible assets

        Goodwill and intangible assets are as follows:

	June 30, 2002	June 30, 2001	December 31, 2001
Goodwill	$26,200	$7,175	$7,175
Accumulated amortization	(1,657)	(1,461)	(1,559)

	24,543	5,714	5,616

Intangibles	58,688	—	37,500
Accumulated amortization	(1,113)	—	—

	57,575	—	37,500

Total Goodwill and Intangibles	$82,118	$5,714	$43,116

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" and 142, "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 eliminates the amortization of goodwill and instead requires goodwill to be tested for impairment annually. Under SFAS 142, if the intangible asset has an indefinite useful life, it is not amortized until its life is determined to be finite. SFAS No. 142 provides a staggered timeline for completing transitional impairment testing of goodwill and indefinite-lived intangible assets. The Company completed its transitional impairment analysis in the first quarter of 2002. Fair value was estimated using the discounted cash flow method. The Company did not identify any significant impairment related to the completion of this transitional analysis. Prospectively, the Company will test its goodwill and intangible assets for impairment as part of its annual business planning cycle in the fourth quarter of each fiscal year.

        As required by SFAS 142, the results for prior periods were not restated in the accompanying statements of operations. A reconciliation between income available to common stockholders as reported by the Company and income available to common stockholders to reflect the impact of SFAS 142 is as follows:

	Quarter Ended June 30, 2001	Six Months Ended June 30, 2001
Net income:
As reported	$15,753	$19,989
Amortization of goodwill	49	150

Adjusted net income	$15,802	$20,139

        On December 17, 2001 the Company acquired Vigoro®, Sta-Green® and Bandini®, as well as licensing rights to the Best® line of fertilizer products from Pursell Industries, Inc. for $37,500. The acquired brands are being amortized over 40 years.

        On May 9, 2002 the Company completed a merger with Schultz Company. The merger included a preliminary allocation of purchase price to goodwill and other intangible assets of $38,050. The Company has preliminarily allocated 50% of the purchase price in excess of the fair value of assets acquired and liabilities assumed to intangibles and 50% to goodwill. The intangibles are being amortized over 25 years.

Note 6—Other assets

        Other assets are as follows:

	June 30, 2002	June 30, 2001	December 31, 2001
Deferred financing fees	$21,306	$18,067	$18,067
Accumulated amortization	(8,587)	(5,757)	(7,102)

	12,719	12,310	10,965

Other	942	608	872

Total other assets	$13,661	$12,918	$11,837

Note 7—Accrued expenses

        Accrued expenses are as follows:

	June 30, 2002	June 30, 2001	December 31, 2001
Advertising and promotional	$24,930	$13,506	$12,125
Facilities rationalization	3,153	—	3,500
Dursban related expenses	—	1,452	82
Interest	3,986	3,834	3,763
Cash overdraft	—	7,414	7,126
Non-compete agreement	1,625	—	1,360
Preferred dividend payable	5,760	1,466	2,612
Severence charges	892	457	1,679
Other	9,378	5,758	1,759

Total accrued expenses	$49,724	$33,887	$34,006

Note 8—Long-term debt

        Long-term debt is comprised of the following:

	June 30, 2002	June 30, 2001	December 31, 2001
Senior Credit Facility:
Term Loan A	$34,593	$43,817	$39,205
Term Loan B	198,553	135,183	134,488
Revolving Credit Facility	—	18,550	23,450
9 7/8% Series B Registered Senior Subordinated Notes	150,000	150,000	150,000

	383,146	347,550	347,143
Less portion due within one year	(7,368)	(23,857)	(28,757)

Total long-term debt net of current portion	$375,778	$323,693	$318,386

        The Senior Credit Facility was provided by Bank of America, N.A. (formerly known as NationsBank, N.A.), Morgan Stanley Senior Funding, Inc. and CIBC Inc. and consists of (i) a $90,000 revolving credit facility (the "Revolving Credit Facility"); (ii) a $75,000 term loan facility ("Term Loan A"); and (iii) a $215,000 term loan facility ("Term Loan B"). The Revolving Credit Facility and Term Loan A mature on January 20, 2005, and Term Loan B matures on January 20, 2006. The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the Revolving Credit Facility shall not exceed $10,000 for 30 consecutive days occurring during the period between August 1 and November 30 in each calendar year. On June 30, 2002, $0 was outstanding under the Revolving Credit Facility. There were no compensating balance requirements for the Revolving Credit Facility at June 30, 2002.

        On May 9, 2002 the Company merged with Schultz. In conjunction with the Schultz acquisition the Company received approval from its banking syndicate for an amendment to its Senior Credit Facility. The newly amended Senior Credit Facility increased the Term Loan B from $180,000 to $215,000, increased the revolving credit facility from $80,000 to $90,000 and provided additional capital expenditure flexibility. The Senior Credit Facility retains Banc of America Securities, L.L.C. as the sole Lead Arranger and Lead Agent.

        The principal amount of Term Loan A is to be repaid in twenty-three consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2005. The principal amount of Term Loan B is to be repaid in twenty-seven consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2006.

        The Senior Credit Facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative covenants put restrictions on levels of investments, indebtedness, insurance and capital expenditures. Financial covenants require the maintenance of certain financial ratios at defined levels. At June 30, 2002, the Company was in compliance with all financial covenants. While the Company does not anticipate an event of non-compliance with financial covenants in the future, the effect of non-compliance with financial covenants would cause the Company to request an amendment to the Senior Credit Facility. The result of amending the Senior Credit Facility could cause a reduction in the limit of the Company's Revolving Credit Facility and changes in the effective interest rates of the Revolving Credit Facility.

        Under the covenants, interest on the Revolving Credit Facility, Term Loan A and Term Loan B ranges from 250 to 400 basis points above LIBOR depending on certain financial ratios. Unused commitments under the Revolving Credit Facility are subject to a 50 basis point annual commitment fee. LIBOR was 1.84% at June 30, 2002.

        The Senior Credit Facility may be prepaid at any time in whole or in part without premium or penalty. During fiscal 2001, principal payments on Term Loans A and B of $9,200 and $1,400, respectively, were paid, which included optional principal prepayments of $4,100 and $700 on Term Loan A and Term Loan B, respectively. During the six month period ended June 30, 2002, optional principal prepayments of $4,612 and $936 on Term Loan A and Term Loan B, respectively, were paid. The optional payments were made in order for the Company to remain two quarterly payments ahead of the regular payment schedule. According to the Senior Credit Facility agreement, each prepayment on Term Loan A and Term Loan B can be applied to the next principal repayment installments. Management intends to pay a full year of principal installments in 2002 in accordance with the Senior Credit Facility agreement.

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

        Aggregate maturities under the Senior Credit Facility and the Senior Subordinated Notes are as follows:

2002 Remainder of year	$—
2003	16,464
2004	18,194
2005	150,003
2006	48,485
Thereafter	150,000

$383,146

Note 9—Commitments

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

Note 10—Contingencies

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

Note 11—Shipping and handling costs

        Shipping and handling costs are included in the selling, general and administrative expenses line item on the Company's Statements of Operations. The amount is $4,752 and $4,230 for the three months ended June 30, 2002 and 2001, respectively. The amount included is $8,536 and $7,906 for the six months ended June 30, 2002 and 2001, respectively. This cost represents internal freight movements and distribution cost. The remaining shipping and handling cost, which includes out-bound freight, are included in the cost of goods sold line item.

Note 12—Comprehensive income

        Comprehensive income differs from net income in prior periods due to an one year interest rate hedging arrangement that was accounted for as a cash flow hedge and expired on April 1, 2002. Comprehensive income for the three months ended June 30, 2002 and 2001 was $26,614 and $15,424, respectively. Comprehensive income for the six months ended June 30, 2002 and 2001 was $37,095 and $19,660, respectively.

Note 13—Facilities and organization rationalization

        During the fourth quarter of 2001 the Company recorded a $5,550 charge related to facilities and organizational rationalization. The following is a rollforward of the charge for the six months ended June 30, 2002.

	Facility Exit Cost	Severance Cost	Total Cost
Balance at beginning of year	$3,500	$1,658	$5,158
Provision charged to expense	—	—	—
Reversal credited to expense	—	—	—
Charges to accrual	(347)	(766)	(1,113)

Balance at June 30, 2002	$3,153	$892	$4,045

Note 14—Bayer strategic partnership

        On June 14, 2002, the Company and Bayer Corporation and Bayer Advanced, L.L.C. (Bayer) consummated the strategic partnership that the parties entered into on June 7, 2002. The strategic partnership is built upon three key components: (1) The Company gains access to certain Bayer active ingredient technologies through a Supply Agreement; (2) The Company performs certain merchandising services for Bayer through a In-Store Services Agreement; and (3) Bayer obtains a 9.3% minority ownership in the issued and outstanding Common Stock shares of the Company under the terms of the Exchange Agreement in exchange for promissory notes and the execution of the two agreements previously mentioned.

        Under the terms of the Exchange Agreement, the Company has the right to repurchase the shares exchanged with Bayer upon the termination of the In-Store Services Agreement. Termination of the In-Store Services Agreement can occur with or without cause. If the Company elects to terminate the In-Store Services Agreement without cause, it must give Bayer sixty days notice of its intention to terminate the In-Store Services Agreement. If the Company exercises its repurchase option, it will repurchase its shares based on a price as determined by the In-Store Services Agreement. It is generally believed that the repurchase price per share would represent the fair market value of the shares at the time such repurchase option is exercised.

        In exchange for the promissory notes received from Bayer and the Supply and In-Store agreements, the Company issued to Bayer 3.1 million shares of Class A Voting Common Stock valued at $15,360 and 3.1 million shares of Class B Non-Voting Common Stock valued at $15,360. The promissory notes received from Bayer are due from Pursell Industries, Inc. The Company has reserved for the entire face value of the promissory notes based on an independent third party valuation.

        In addition, based on an independent third party valuation, the Company has assigned the $30,720 fair value of the Common Stock exchanged with Bayer as follows:

Common Stock subsciption receivable	$27,321
Supply Agreement	5,694
Repurchase Option	2,636
In-Store Services Agreement	(4,931)

$30,720

        Under the requirements of the agreements, Bayer will make payments which total $5,000 annually for the next seven years, the present value of which equates to the value assigned to the Common Stock subscription receivable, which is reflected in the equity section of the Company's balance sheet at June 30, 2002. The Common Stock subscription receivable will be repaid in 28 quarterly installments of $1,250, one of which was received at closing on June 17, 2002. The difference between the value ascribed to the Common Stock subscription receivable and the installment payments will be reflected as interest income in the Company's Statement of Operations over the next seven years.

        Bayer has the right to put the shares received from the Company back to the Company under the terms of the Exchange Agreement. Bayer can terminate the Exchange Agreement within the first 36 months if the Company fails to meet certain performance guidelines as established in the Exchange Agreement. In conjunction with the termination, Bayer can put the Company's Common Stock back to the Company within 30 days of the termination of the Exchange Agreement at a price as determined by the Exchange Agreement. It is generally believed that the put price per share would represent the fair market value of the shares at the time such put option is exercised.

        The value of the Supply Agreement and the liability associated with the In-Store Services Agreement will be amortized over the pattern and period in which economic benefits under the Supply Agreement are consumed and the obligations under the In-Store Service Agreement are fulfilled. The Company will amortize the asset associated with the Supply Agreement to cost of goods sold and currently anticipates the benefit will be recognized over a three to five year period. The Company will amortize the obligation associated with the In-Store Services Agreement to revenues and currently anticipates the obligation will be recognized over the seven-year life of the agreement. The valuation also determined that a repurchase option owned by the Company under the agreements has value. The effect of the repurchase option is reflected as a reduction to the Company's equity. This amount will be recorded as a component of additional paid-in capital upon the exercise of the option or its expiration.

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

Overview

        The Company is the leading manufacturer and marketer of value-oriented branded products for the consumer lawn and garden care and insect control markets in the United States. The Company manufactures and markets one of the broadest lines of pesticides in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents and fertilizers, under a variety of brand names. The Company believes that the key drivers of growth for the $2.8 billion consumer lawn and garden pesticide and household insecticide retail markets include: (a) the aging of the United States population; (b) growth in the home improvement center and mass merchandiser channels; and (c) shifting consumers' preferences toward value-oriented branded products.

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the historical financial information included in the unaudited quarterly financial statements and the related notes to the unaudited quarterly financial statements.

Critical Accounting Policies

        The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Note that the preparation of this quarterly Report on Form 10Q requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The Company believes that it's most critical accounting policies include revenue recognition, inventories, promotion expense, income taxes and goodwill and other acquired intangible assets.

Revenue recognition

        Net sales are gross sales of products sold to customers in accordance with the shipping terms applicable to each sale less any customer discounts from list price, customer returns and promotion expense of products through cooperative programs with retailers. The Company's provision for customer returns is based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, revenue could be overstated.

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

Promotion expense

        The Company advertises and promotes its products through print and electronic media. Products are also advertised and promoted through cooperative programs with retailers. The Company expenses advertising and promotion costs as incurred, although costs incurred during interim periods are generally expensed ratably in relation to revenues. Significant management judgment is required to estimate the amount of costs under our cooperative programs that has been incurred by the retailers. Actual costs incurred by the Company may differ significantly from our estimates if factors such as the level of participation and success of the retailers' programs or other conditions differ from our expectations.

Income taxes

        In conjunction with the Company's Recapitalization consummated on January 20, 1999 the Company converted from an "S" corporation to a "C" corporation. As a "C" corporation, the Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $111.4 million as of June 30, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and deductible goodwill created in conjunction with the Recapitalization. The valuation allowance is based on our estimates of taxable income by jurisdiction in which our deferred tax assets will be recoverable. In the event that actual results differ from those estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance or reduce our current valuation allowance, which could materially impact our financial position and results of operations.

Goodwill and Other Acquired Intangible Assets

        The Company has made acquisitions that included a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles in effect through December 31, 2001,

these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives.

        Effective in 2002, goodwill will no longer be amortized but will be subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria will continue to be amortized over their useful lives and will also be subject to an impairment test based on estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Another estimate using different, but still reasonable, assumptions could produce a significantly different result. Therefore, additional impairment losses could be recorded in the future.

Results of Operations

        The Company currently operates in one reportable segment for financial reporting purposes. As a result of the Company's December 2001 acquisition of fertilizer brands and the May 2002 merger with Schultz Company (Schultz) the Company will expand its segment reporting. The Company is in the process of evaluating segment classifications. We plan to complete our integration of the fertilizer brands and Schultz, and our internal management reporting in time to report segment results in the third quarter of fiscal year 2002.

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

Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001

        The following table sets forth the percentage relationship of certain items in the Company's Statements of Operations to net sales for the three months ended June 30, 2002 and June 30, 2001:

	Three Months Ended June 30,
	2002	2001
Net sales:
Value brands	80.7%	81.9%
Opening price point brands	19.3%	18.1%

Total net sales	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	62.7%	53.0%
Selling, general and administrative expenses	16.6%	19.3%

Total operating costs and expenses	79.3%	72.3%

Operating income	20.7%	27.7%
Interest expense	4.5%	8.2%

Income before provision for income taxes	16.2%	19.5%
Income tax expense	2.7%	5.8%

Net income	13.5%	13.7%

        Net Sales.    Net sales increased 70.2% to $195.1 million for the three months ended June 30, 2002 from $114.6 million for the three months ended June 30, 2001. The increase was driven by a combination of offsetting factors including:

  •
  Sales increased primarily due to fertilizer brands acquired in December 2001, sales related to the May 2002 Schultz merger and an increase in sales of Spectracide products. This increase was partially offset by an increase in promotion expense; and

  •
  Slight reduction of sales due to retailers taking delivery of inventory closer to consumer take-away and overall reduction of inventory levels at retail.

        Net sales of the Company's value brands increased 67.6% to $157.5 million for the three months ended June 30, 2002 from $93.9 million for the three months ended June 30, 2001. Sales for the three months ended June 30, 2002 of fertilizer brands and Schultz products were $34.9 million and $13.5 million, respectively. The remaining increase in sales is primarily relates to sales of Spectracide products at mass merchants.

        Net sales of opening price point brands increased 81.9% to $37.7 million for the three months ended June 30, 2002 from $20.7 million for the three months ended June 30, 2001. Sales for the three months ended June 30, 2002 of fertilizer brands and Schultz products were $13.8 million and $6.7 million, respectively. The additional sales related to fertilizer brands and Schultz products were offset by retailers taking delivery of inventory closer to consumer take-away and overall reduction of inventory levels at retail.

        Gross Profit.    Gross profit increased 35.1% to $72.8 million for the three months ended June 30, 2002 compared to $53.9 million for the three months ended June 30, 2001. The increase in gross profit was primarily driven by the fertilizer brands and Schultz products recently acquired and partly to favorable materials pricing of key ingredients. The increase in gross profit was partially offset by the amortization of $1.5 million purchase accounting inventory write-up related to the Schultz merger. As a percentage of sales, gross profit decreased to 37.3% for the three months ended June 30, 2002 as compared to 47.0% for the three months ended June 30, 2001. The decrease in gross profit as a percentage of sales was primarily due to the fertilizer brands acquired, which have margins that are significantly lower than the margins of the Company's other mix of products.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 46.2% to $32.3 million for the three months ended June 30, 2002 from $22.1 million for the three months ended June 30, 2001. The majority of the increase is related to supporting the fertilizer brands acquired December 2001 and the recently acquired Schultz products. As a percentage of net sales, selling, general and administrative expenses decreased to 16.6% for the three months ended June 30, 2002 from 19.3% for the three months ended June 30, 2001. The overall decrease was due to additional sales related to the fertilizer brands acquired December 2001 that do not require a direct percentage increase in selling, general and administrative expenses of the Company.

        Operating Income.    Operating income increased 27.4% to $40.5 million for the three months ended June 30, 2002 from $31.8 million for the three months ended June 30, 2001. As a percentage of net sales, operating income decreased to 20.7% for the three months ended June 30, 2002 from 27.7% for the three months ended June 30, 2001. The decrease was primarily driven by the lower margins of the fertilizer brands as compared to the Company's other products.

        Income Tax Expense.    For the three months ended June 30, 2002, the Company's effective income tax rate is 16.9%, which reflects the estimated utilization of the goodwill deduction in fiscal year 2002. The goodwill deduction is related to the step up in tax basis that occurred in conjunction with the Company's Recapitalization in 1999. This rate reflects the rate required to adjust the Company's annual effective income tax rate to 19% for the six months ended June 30, 2002, which is based on our current estimate of annual pre-tax earnings and the utilization of our goodwill deduction.

Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001

        The following table sets forth the percentage relationship of certain items in the Company's Statements of Operations to net sales for the six months ended June 30, 2002 and June 30, 2001:

	Six Months Ended June 30,
	2002	2001
Net sales:
Value brands	80.7%	82.6%
Opening price point brands	19.3%	17.4%

Total net sales	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	63.2%	53.8%
Selling, general and administrative expenses	18.0%	21.7%

Total operating costs and expenses	81.2%	75.5%

Operating income	18.8%	24.5%
Interest expense	5.2%	10.0%

Income before provision for income taxes	13.6%	14.5%
Income tax expense	2.6%	4.3%

Net income	11.0%	10.2%

        Net Sales.    Net sales increased 70.4% to $331.5 million for the six months ended June 30, 2002 from $194.6 million for the six months ended June 30, 2001. The increase was driven by a combination of offsetting factors including:

  •
  Sales increased primarily due to fertilizer brands acquired in December 2001, sales related to the May 2002 Schultz merger and an increase in sales of Spectracide products. This increase was partially offset by an increase in promotion expense; and

  •
  Slight reduction of sales due to retailers taking delivery of inventory closer to consumer take-away and overall reduction of inventory levels at retail.

        Net sales of the Company's value brands increased 66.6% to $267.6 million for the six months ended June 30, 2002 from $160.6 million for the six months ended June 30, 2001. Sales for the six months ended June 30, 2002 of fertilizer brands and Schultz products were $79.7 million and $13.5 million, respectively. The remaining increase in sales is primarily due to sales of Spectracide products at mass merchants.

        Net sales of opening price point brands increased 88.3% to $63.9 million for the six months ended June 30, 2002 from $33.9 million for the six months ended June 30, 2001. Sales for the six months ended June 30, 2002 of fertilizer brands and Schultz products were $31.0 million and $6.7 million, respectively. The additional sales from fertilizer brands and Schultz products were offset by retailers taking delivery of inventory closer to consumer take-away and overall reduction of inventory levels at retail.

        Gross Profit.    Gross profit increased 35.8% to $122.1 million for the six months ended June 30, 2002 compared to $89.9 million for the six months ended June 30, 2001. The increase in gross profit was primarily driven by the fertilizer brands and Schultz products recently acquired and partly to favorable materials pricing of key ingredients. The increase in gross profit was partially offset by the amortization of $1.5 million purchase accounting inventory write-up related to the Schultz merger. As a percentage of sales, gross profit decreased to 36.8% for the six months ended June 30, 2002 as compared to 46.2% for the six months ended June 30, 2001. The decrease in gross profit as a percentage of sales was primarily due to the fertilizer brands acquired in December 2001, which have margins that are lower than the margins of the Company's other mix of products.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 41.2% to $59.6 million for the six months ended June 30, 2002 from $42.2 million for the six months ended June 30, 2001. The majority of the increase is related to supporting the fertilizer brands acquired December 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 18.0% for the six months ended June 30, 2002 from 21.7% for the six months ended June 30, 2001. The overall decrease was due to additional sales related to the fertilizer brands acquired in December 2001 that do not require a direct percent increase in selling, general and administrative expenses of the Company.

        Operating Income.    Operating income increased 31.1% to $62.5 million for the six months ended June 30, 2002 from $47.7 million for the six months ended June 30, 2001. As a percentage of net sales, operating income decreased to 18.8% for the six months ended June 30, 2002 from 24.5% for the six months ended June 30, 2001. The decrease was primarily driven by the lower margins of the fertilizer brands as compared to the Company's other products.

        Income Tax Expense.    For the six months ended June 30, 2002, the Company's effective income tax rate is 19.2%, which reflects the estimated utilization of the goodwill deduction in fiscal year 2002. The goodwill deduction is related to the step up in tax basis that occurred in conjunction with the Company's Recapitalization in 1999. This rate reflects the rate required to adjust the Company's annual effective income tax rate to 19%, which is based on our current estimate of annual pre-tax earnings and the utilization of our goodwill deduction.

Pro forma financial information

        On May 9, 2002 the Company completed its merger with Schultz. The Company will account for its acquisition of Schultz using the purchase method of accounting, and accordingly, the purchase price will be allocated to the tangible and intangible assets of Schultz acquired, and the liabilities of Schultz assumed, on the basis of their values as of the acquisition date. The fiscal year of the Company ends on December 31. The fiscal year of Schultz ends on September 30. The Company's statement of operations for the three and six months ended June 30, 2002 and 2001 have been combined with the unaudited Schultz statement of operations for the three and six months ended June 30, 2002 and 2001, for the purposes of providing the unaudited pro forma results of operations after giving effect to the merger as if it had occurred on January 1, 2002 and 2001.

        The unaudited pro forma financial statements are presented for illustrative purposes only and are not necessarily indicative of the financial position or operating results that would have actually occurred had the merger been completed at the beginning of the periods or on the dates indicated, nor are they necessarily indicative of future financial position or operating results.

	Unaudited Three months ended June 30,		Unaudited Six months ended June 30,
	2002	2001	2002	2001
Sales before promotion expense	$230,452	$162,561	$415,623	$284,292
Promotion expense	16,052	10,343	29,334	19,328

Net sales	214,400	152,218	386,289	264,964

Operating costs and expenses:
Cost of goods sold	135,798	91,010	249,174	159,691
Selling, general and administrative expenses	35,572	25,867	67,282	49,493

Total operating costs and expenses	171,370	116,877	316,456	209,184

Operating income	43,030	35,341	69,833	55,780
Interest expense	9,025	10,115	18,204	20,919

Income before provision for income taxes	34,005	25,226	51,629	34,861
Income tax expense	6,486	7,807	11,402	11,034

Net income	$27,519	$17,419	$40,227	$23,827

Pro forma Three Months Ended June 30, 2002 compared to Pro Forma Three Months Ended June 30, 2001

        The following table sets forth the percentage relationship of certain items in the Company's unaudited Pro forma Statements of Operations to net sales for the three months ended June 30, 2002 and June 30, 2001:

	Three Months Ended June 30,
	2002	2001
Net sales:
Value brands	81.5%	81.9%
Opening price point brands	18.5%	18.1%

Total net sales	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	63.3%	59.8%
Selling, general and administrative expenses	16.6%	17.0%

Total operating costs and expenses	79.9%	76.8%

Operating income	20.1%	23.2%
Interest expense	4.2%	6.7%

Income before provision for income taxes	15.9%	16.5%
Income tax expense	3.1%	5.1%

Net income	12.8%	11.4%

        Pro forma Net Sales.    Net sales increased 40.9% to $214.4 million for the three months ended June 30, 2002 from $152.2 million for the three months ended June 30, 2001. The increase was driven by a combination of offsetting factors including:

  •
  Sales increased primarily due to fertilizer brands acquired in December 2001 and an increase in sales of Spectracide products. This increase was partially offset by an increase in promotion expense; and

  •
  Slight reduction of sales due to retailers taking delivery of inventory closer to consumer take-away and overall reduction of inventory levels at retail.

        Net sales of the Company's value brands increased 43.8% to $172.1 million for the three months ended June 30, 2002 from $119.7 million for the three months ended June 30, 2001. Sales for the three months ended June 30, 2002 of fertilizer brands was $34.9 million. The remaining increase in sales is primarily due to sales of Spectracide products at mass merchants.

        Net sales of opening price point brands increased 30.0% to $42.3 million for the three months ended June 30, 2002 from $32.5 million for the three months ended June 30, 2001. Sales for the three months ended June 30, 2002 of fertilizer brands was $13.8 million. The additional sales related to fertilizer brands was offset by retailers taking delivery of inventory closer to consumer take-away and overall reduction of inventory levels at retail.

        Pro forma Gross Profit.    Gross profit increased 28.4% to $78.6 million for the three months ended June 30, 2002 compared to $61.2 million for the three months ended June 30, 2001. The increase in gross profit was primarily driven by the fertilizer brands recently acquired and partly to favorable materials pricing of key ingredients. As a percentage of sales, gross profit decreased to 36.7% for the three months ended June 30, 2002 as compared to 40.2% for the three months ended June 30, 2001. The decrease in gross profit as a percentage of sales was primarily due to the fertilizer brands and

Schultz products acquired, which have margins that are lower than the margins of the Company's other mix of products.

        Pro forma Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 37.5% to $35.6 million for the three months ended June 30, 2002 from $25.9 million for the three months ended June 30, 2001. The majority of the increase is related to supporting the fertilizer brands acquired in December 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 16.6% for the three months ended June 30, 2002 from 17.0% for the three months ended June 30, 2001. The overall decrease due to expense related to the fertilizer brands acquired in December 2001 that do not require a direct percent increase in selling, general and administrative expenses of the Company. The Company has excluded the non-recurring $5.1 million change of control payments that were made to five members of Schultz management.

        Pro forma Operating Income.    Operating income increased 21.8% to $43.0 million for the three months ended June 30, 2002 from $35.3 million for the three months ended June 30, 2001. As a percentage of net sales, operating income decreased to 20.1% for the three months ended June 30, 2002 from 23.2% for the three months ended June 30, 2001. The decrease was primarily driven by the lower margins of the fertilizer brands as compared to the Company's other products.

        Pro forma Income Tax Expense.    For the three months ended June 30, 2002, the Company's effective income tax rate is 19.1%, which primarily reflects the estimated utilization of the goodwill deduction in fiscal year 2002 and tax benefits related to Pro Forma adjustments. The goodwill deduction is related to the step up in tax basis that occurred in conjunction with the Company's Recapitalization in 1999. This rate reflects the rate required to adjust the Company's annual effective income tax rate to 19%, which is based on our current estimate of annual pre-tax earnings and the utilization of our goodwill deduction.

Pro forma Six Months Ended June 30, 2002 compared to Pro Forma Six Months Ended June 30, 2001

        The following table sets forth the percentage relationship of certain items in the Company's unaudited Pro forma Statements of Operations to net sales for the six months ended June 30, 2002 and June 30, 2001:

	June 30,
	2002	2001
Net sales:
Value brands	81.2%	82.6%
Opening price point brands	18.8%	17.4%

Total net sales	100.0%	100.0%
Operating costs and expenses:
Cost of goods sold	64.5%	60.3%
Selling, general and administrative expenses	17.4%	18.7%

Total operating costs and expenses	81.9%	79.0%

Operating income	18.1%	21.0%
Interest expense	4.7%	7.8%

Income before provision for income taxes	13.4%	13.2%
Income tax expense	3.0%	4.2%

Net income	10.4%	9.0%

        Pro forma Net Sales.    Net sales increased 45.8% to $386.3 million for the six months ended June 30, 2002 from $265.0 million for the six months ended June 30, 2001. The increase was driven by a combination of offsetting factors including:

  •
  Sales increased primarily due to fertilizer brands acquired in December 2001 and increase in sales related to Spectracide products. This increase was partially offset by an increase in promotion expense; and

  •
  Slight reduction of sales due to retailers taking delivery of inventory closer to consumer take-away and overall reduction of inventory levels at retail.

        Net sales of the Company's value brands increased 45.1% to $311.3 million for the six months ended June 30, 2002 from $214.5 million for the six months ended June 30, 2001. Sales for the six months ended June 30, 2002 of fertilizer brands was $79.7 million. Remaining increase in sales is primarily due to Spectracide products at mass merchants.

        Net sales of opening price point brands increased 48.8% to $75.0 million for the six months ended June 30, 2002 from $50.4 million for the six months ended June 30, 2001. Sales for the six months ended June 30, 2002 of fertilizer brands was $31.0 million. The additional sales from fertilizer brands was offset by retailers taking delivery of inventory closer to consumer take-away and overall reduction of inventory levels at retail.

        Pro forma Gross Profit.    Gross profit increased 30.2% to $137.1 million for the six months ended June 30, 2002 compared to $105.3 million for the six months ended June 30, 2001. The increase in gross profit was primarily driven by the fertilizer brands recently acquired and partly to favorable materials pricing of key ingredients. As a percentage of sales, gross profit decreased to 35.5% for the six months ended June 30, 2002 as compared to 39.7% for the six months ended June 30, 2001. The decrease in gross profit as a percentage of sales was primarily due to the fertilizer brands and Schultz products acquired, which have margins that are lower than the margins of the Company's other mix of products.

        Pro forma Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased 35.9% to $67.3 million for the six months ended June 30, 2002 from $49.5 million for the six months ended June 30, 2001. The majority of the increase is related to supporting the fertilizer brands acquired. As a percentage of net sales, selling, general and administrative expenses decreased to 17.4% for the six months ended June 30, 2002 from 18.7% for the six months ended June 30, 2001. The overall decrease due to expense related to the recently acquired fertilizer brands that do not require a direct percent increase in selling, general and administrative expenses of the Company. The Company has excluded the non-recurring $5.1 million change of control payments that were made to five members of Schultz management.

        Pro forma Operating Income.    Operating income increased 25.2% to $69.8 million for the six months ended June 30, 2002 from $55.8 million for the six months ended June 30, 2001. As a percentage of net sales, operating income decreased to 18.1% for the six months ended June 30, 2002 from 21.0% for the six months ended June 30, 2001. The decrease was primarily driven by the lower margins of the fertilizer brands as compared to the Company's other products.

        Pro forma Income Tax Expense.    For the six months ended June 30, 2002, the Company's effective income tax rate is 19.6%, which primarily reflects the estimated utilization of the goodwill deduction in fiscal year 2002 and tax benefits related to Pro forma adjustments. The goodwill deduction is related to the step up in tax basis that occurred in conjunction with the Company's Recapitalization in 1999. This rate reflects the rate required to adjust the Company's annual effective income tax rate to 19%, which is based on our current estimate of annual pre-tax earnings and the utilization of our goodwill deduction.

Liquidity and Capital Resources

        Historically, the Company has utilized internally generated funds and borrowings under credit facilities to meet ongoing working capital and capital expenditure requirements. As a result of the Company's Recapitalization in 1999, the Company has significantly increased cash requirements for debt service relating to the Company's Senior Subordinated Notes and Senior Credit Facility. As of December 31, 2001, the Company had total debt outstanding of $351.8 million. As of June 30, 2002, the Company had total debt outstanding of $387.6 million. The Company will rely on internally generated funds and, to the extent necessary, borrowings under the Company's Revolving Credit Facility to meet liquidity needs.

        The Company's Senior Credit Facility consists of:

  •
  $90.0 million Revolving Credit Facility, no borrowings were outstanding at June 30, 2002;

  •
  $75.0 million Term Loan A ($34.6 million outstanding at June 30, 2002); and

  •
  $215.0 million Term Loan B ($198.6 million outstanding at June 30, 2002).

        The Company's Revolving Credit Facility and Term Loan A mature in January 2005, and Term Loan B matures in January 2006. The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the Revolving Credit Facility shall not exceed $10.0 million for 30 consecutive days occurring during the period August 1 and November 30 in each calendar year. The Company was in compliance with financial covenants at June 30, 2002. While the Company does not expect being in non-compliance with financial covenants in the future, the effect of non-compliance with financial covenants would cause the Company to request an amendment to the Senior Credit Facility. The result of amending the Senior Credit Facility could cause a reduction in the limit of the Company's Revolving Credit Facility and changes in the effective interest rates of the Revolving Credit Facility.

        On May 9, 2002 the Company completed a merger with Schultz. Schultz manufactures horticultural products and specialty items, particularly for the indoor houseplant care segment of the market. Schultz also distributes charcoal, potting soil and soil conditioners. Schultz distributes its products mainly to retail outlets and nurseries throughout the United States and Canada. The transaction was accounted for using purchase accounting. The total purchase price included cash payments of $38.1 million, issuance of 0.6 million shares of Class A Voting Common Stock valued at $3.0 million and issuance of 0.6 million shares of Class B Non-Voting Common Stock valued at $3.0 million. In exchange for the Company's cash and Common Stock consideration, the Company received all of the outstanding shares of Schultz. The Company has preliminarily allocated 50% of the purchase price in excess of the fair value of assets acquired and liabilities assumed to intangibles and 50% to goodwill. The merger included goodwill and other intangible assets of $38.1 million.

        The Company's funding sources for the merger were as follows: (1) additional $35.0 million add-on to Term Loan B of the Company's Senior Credit Facility. The newly amended Senior Credit Facility increased the Term Loan B from $180.0 million to $215.0 million, increased the revolving credit facility from $80.0 million to $90.0 million and provided additional capital expenditure flexibility. The Senior Credit Facility retains Banc of America Securities, L.L.C. as sole Lead Arranger and Lead Agent. The Company incurred $2.2 million of bank fees related to the new amendment to the Senior Credit Facility. The new amendment to the Senior Credit Facility did not cause a change in the existing financial covenants. (2) Issuance of 1.7 million shares of Class A Voting Common Stock to UIC Holdings, L.L.C. in exchange for $8.5 million and issuance of 1.7 million shares of Class B Non-Voting Common Stock to UIC Holdings, L.L.C. in exchange for $8.5 million. The issuance of shares to UIC Holdings, L.L.C. was a condition precedent to the effectiveness of the newly amended Senior Credit Facility.

        On June 14, 2002, the Company and Bayer Corporation and Bayer Advanced, L.L.C. (Bayer) consummated the strategic partnership that the parties entered into on June 7, 2002. The strategic Partnership is built upon three key components: (1) The Company gains access to certain Bayer active ingredient technologies through a Supply Agreement; (2) The Company performs certain merchandising services for Bayer through a In-Store Services Agreement; and (3) Bayer obtains a 9.3% minority ownership in the issued and outstanding Common Stock shares of the Company under the terms of the Exchange Agreement in exchange for promissory notes and the execution of the two agreements previously mentioned.

        Under the terms of the Exchange Agreement, the Company has the right to repurchase the shares exchanged with Bayer upon the termination of the In-Store Services Agreement. Termination of the In-Store Services Agreement can occur with or without cause. If the Company elects to terminate the In-Store Services Agreement without cause, it must give Bayer sixty days notice of its intention to terminate the In-Store Services Agreement. If the Company exercises its repurchase option, it will repurchase its shares based on a price as determined by the In-Store Services Agreement. It is generally believed that the repurchase price per share would represent the fair market value of the shares at the time such repurchase option is exercised.

        In exchange for the promissory notes received from Bayer and the Supply and In-Store agreements, the Company issued to Bayer 3.1 million shares of Class A Voting Common Stock valued at $15.4 million and 3.1 million shares of Class B Non-Voting Common Stock valued at $15.4 million. The promissory notes received from Bayer are due from Pursell Industries, Inc. The Company has reserved for the entire face value of the promissory notes based on an independent third party valuation.

        In addition, based on an independent third party valuation, the Company has assigned the $30.7 million fair value of the Common Stock exchanged with Bayer as follows (in millions):

Common Stock subsciption receivable	$27.3
Supply Agreement	5.7
Repurchase Option	2.6
In-Store Services Agreement	(4.9)

$30.7

        Under the requirements of the agreements, Bayer will make payments which total $5.0 million annually for the next seven years, the present value of which equates to the value assigned to the Common Stock subscription receivable, which is reflected in the equity section of the Company's balance sheet at June 30, 2002. The Common Stock subscription receivable will be repaid in 28 quarterly installments of $1.3 million, one of which was received at closing on June 17, 2002. The difference between the value ascribed to the Common Stock subscription and the installment payments will be reflected as interest income in the Company's Statement of Operations over the next seven years.

        Bayer has the right to put the shares received from the Company back to the Company under the terms of the Exchange Agreement. Bayer can terminate the Exchange Agreement within the first 36 months if the Company fails to meet certain performance guidelines as established in the Exchange Agreement. In conjunction with the termination, Bayer can put the Company's common stock back to the Company within 30 days of the termination of the Exchange Agreement at a price as determined by the Exchange Agreement. It is generally believed that the put price per share would represent the fair market value of the shares at the time such put option is exercised.

        The value of the Supply Agreement and the liability associated with the In-Store Services Agreement will be amortized over the pattern and period in which economic benefits under the Supply

Agreement are consumed and the obligations under the In-Store Service Agreement are fulfilled. The Company will amortize the asset associated with the Supply Agreement to cost of goods sold and currently anticipates the benefit will be recognized over a three to five year period. The Company will amortize the obligation associated with the In-Store Services Agreement to revenues and currently anticipates the obligation will be recognized over the seven-year life of the agreement. The valuation also determined that a repurchase option owned by the Company under the agreements has value. The effect of the repurchase option is reflected as a reduction to the Company's equity. This amount will be recorded as a component of additional paid-in capital upon the exercise of the option or its expiration.

        The Company's principal liquidity requirements are for working capital, capital expenditures and debt service under the Senior Credit Facility and the notes. Cash flow provided by operating activities was approximately $9.5 million and $3.8 million for the six months ended June 30, 2002 and 2001, respectively. The increase in cash flows provided by operating activities primarily relates increase in net income from the fertilizer brands acquired December 2001. The Company sources the products it sells under the acquired fertilizer brands from Pursell Industries, Inc. The Company's current agreement with Pursell Industries, Inc., does not require the Company to maintain inventory. Net cash used by operating activities fluctuates during the year as the seasonal nature of the Company's sales results in a significant increase in working capital primarily accounts receivable and inventory during the first half of the year, with the second and third quarters being significant cash collection periods. The acquisition of the fertilizer brands and Schultz Company does not change the seasonal nature of the Company's working capital.

        The fertilizer brands formerly owned by or licensed to Pursell Industries, Inc, complement the Company's consumer lawn, garden and insect control products. As noted above, Pursell Industries, Inc., continues to manufacture, warehouse and distribute the fertilizer products for the Company under a long-term agreement. The Company does not believe that the ability to source the fertilizer brands will be a concern in the future.

        Capital expenditures are related to the enhancement of the Company's existing facilities and the construction of additional production and distribution capacity. Cash used for capital expenditures for the remainder of fiscal 2002 is expected to be less than $8.5 million. During the six months June 30, 2002 the Company also incurred $37.6 million of cash outlay related to the Schultz merger.

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

        The Company has not entered into any off-balance sheet arrangements or obligations.

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

Recently Issued Accounting Pronouncements

        On July 29, 2002 the Financial Accounting standards Board (FASB or the "Board") issued FASB Statement No., 146 (SFAS 146) "Accounting for Costs Associated with Exit or Disposal". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

        This Statement applies to costs associated with an exit activity 1) that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Those costs include, but are not limited to, the following:

  (1)
  Termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract.

  (2)
  Costs to terminate a contract that is not a capital lease.

  (3)
  Costs to consolidate facilities or relocate employees.

        FAS 146 does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, "Accounting for Asset Retirement Obligations". The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Since SFAS 146 is required to be implemented on a prospective basis and previously issued financial statements can not be restated, the impact of SFAS 146 on the Company's financial statements is not expected to be material.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate

        The Company is exposed to market risks relating to changes in interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in interest rates. The Company does not currently have any derivative instruments issued to manage interest rate exposure.

        Interest ranges from 250 to 400 basis points above LIBOR depending on certain financial ratios. LIBOR was 1.84% on June 30, 2002.

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

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

10.27	Amendment No. 5 dated as May 8, 2002 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities L.L.C. (formerly known as NationsBanc Montgomery Securities L.L.C.) and Morgan Stanley Senior Funding, Inc., Canadian Imperial Bank of Commerce.
10.28	Exchange Agreement dated as of June 14, 2002, among Bayer Corporation, an Indiana corporation, Bayer Advanced L.L.C., a Delaware limited liability company, and the Company.(1)
10.29	In-Store Service Agreement dated as of June 7, 2002 among the Company, Bayer Corporation, an Indiana corporation, and Bayer Advanced L.L.C., a Delaware limited liability company.(1)
10.30	Supply Agreement dated as of June 14, 2002 between Bayer Corporation, an Indiana corporation, and the Company.(1)
10.31
Amendment No. 6 dated as June 14, 2002 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities L.L.C. (formerly known as NationsBanc Montgomery Securities L.L.C.) and Morgan Stanley Senior Funding, Inc., Canadian Imperial Bank of Commerce.
(b)
Report on Form 8-K
•
A current report on Form 8-K relating to the merger with Schultz Company was filed on May 23, 2002 pursuant to Item 2. Financial statements were subsequently filed on Form 8K/A on July 23, 2002 Pursuant to Item 7.
•
A current report on Form 8-K relating to the strategic alliance with Bayer CorpScience was filed on June 28, 2002 Pursuant to Item 5. No financial statements were filed.

(1)
Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INDUSTRIES CORPORATION
Dated: August 14, 2002	By:	/s/ DANIEL J. JOHNSTON Name: Daniel J. Johnston Title: Executive Vice President and Chief Financial Officer

QuickLinks

PART 1 FINANCIAL INFORMATION Item 1. Financial Statements
UNITED INDUSTRIES CORPORATION BALANCE SHEETS JUNE 30, 2002 AND 2001, AND DECEMBER 31, 2001 (Dollars in thousands) (Unaudited)
UNITED INDUSTRIES CORPORATION STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Dollars in thousands) (Unaudited)
UNITED INDUSTRIES CORPORATION STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Dollars in thousands) (Unaudited)
UNITED INDUSTRIES CORPORATION NOTES TO FINANCIAL STATEMENTS (Dollars in thousands) (Unaudited)
Part II
OTHER INFORMATION
SIGNATURES