Form 10-Q
period 2002-09-30
UNITED INDUSTRIES CORP
filed 2002-11-12
CIK 1083200

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 333-76055

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

        As of November 12, 2002, the registrant had 33,143,000 Class A voting and 33,143,000 Class B non-voting shares of common stock outstanding and 37,600 Class A non-voting shares of preferred stock outstanding.

UNITED INDUSTRIES CORPORATION
QUARTERLY REPORT ON FORM 10-Q
PERIOD ENDED SEPTEMBER 30, 2002

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements contained in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, our performance or achievements, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risks and other factors set forth under Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2001, as well as the following: general economic and business conditions; governmental regulations; industry trends; the loss of major customers or suppliers; cost and availability of raw materials; changes in business strategy or development plans, including acquisition or disposition of assets; availability and quality of management; and availability, terms and deployment of capital. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30,
			December 31, 2001
	2002	2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,174	$—	$—
Accounts receivable, less allowance for doubtful accounts of $4,513 and $843 at September 30, 2002 and 2001, respectively, and $1,147 at December 31, 2001	56,112	36,855	21,585
Inventories	44,000	33,779	49,092
Prepaid expenses	6,307	4,777	6,491

Total current assets	153,593	75,411	77,168

Equipment and leasehold improvements, net	27,785	24,223	27,930
Deferred income tax	112,863	116,763	112,505
Goodwill and intangible assets, net	82,724	5,665	43,116
Other assets, net	12,815	12,250	11,837

Total assets	$389,780	$234,312	$272,556

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and capital lease obligation	$9,530	$5,699	$5,711
Accounts payable	21,878	13,146	23,459
Accrued expenses	52,842	26,898	34,006
Short-term borrowings	—	—	23,450

Total current liabilities	84,250	45,743	86,626

Long-term debt, net of current maturities	371,230	321,039	318,386
Capital lease obligation, net of current maturities	3,892	4,329	4,221
Other liabilities	16,462	16,198	7,740

Total liabilities	475,834	387,309	416,973

Stockholders' deficit:
Preferred stock (37,600 shares of $0.01 par value Class A issued and outstanding)	—	—	—
Common stock (33.1 million shares each of $0.01 par value Class A and Class B issued and outstanding at September 30, 2002; 27.7 million shares of each issued and outstanding at September 30, 2001 and December 31, 2001)	664	554	556
Common stock subscription receivable	(26,071)	—	—
Common stock repurchase option	(2,636)	—	—
Warrants and options	11,888	2,784	11,745
Additional paid-in capital	206,827	139,051	152,543
Accumulated deficit	(274,026)	(291,993)	(306,048)
Accumulated other comprehensive loss	—	(693)	(513)
Common stock held in grantor trust	(2,700)	(2,700)	(2,700)

Total stockholders' deficit	(86,054)	(152,997)	(144,417)

Total liabilities and stockholders' deficit	$389,780	$234,312	$272,556

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Sales before promotion expense	$111,372	$60,541	$471,392	$273,405
Promotion expense	10,695	4,748	39,188	23,046

Net sales	100,677	55,793	432,204	250,359

Operating costs and expenses:
Cost of goods sold	65,209	30,104	274,683	134,811
Selling, general and administrative expenses	27,567	16,970	87,143	59,155

Total operating costs and expenses	92,776	47,074	361,826	193,966

Operating income	7,901	8,719	70,378	56,393
Interest expense, net	7,386	8,407	24,591	27,808

Income before income tax expense	515	312	45,787	28,585
Income tax expense	98	91	8,788	8,375

Net income	$417	$221	$36,999	$20,210

Preferred stock dividends	$1,188	$573	$4,656	$1,719

Net income (loss) available to common stockholders	$(771)	$(352)	$32,343	$18,491

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine months ended September 30,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net income	$36,999	$20,210
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,131	3,658
Amortization of deferred financing fees	1,977	2,018
Unrealized loss on interest rate swap, net of taxes	—	(693)
Provision for income tax expense	8,788	8,375
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(7,898)	(16,911)
Inventories	18,113	13,228
Prepaid expenses	1,214	1,580
Accounts payable and accrued expenses	(7,445)	294
Dursban related expenses	—	(5,385)
Other, net	1,052	(142)

Net cash flows from operating activities	60,931	26,232

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,190)	(2,998)
Payments for Schultz merger, net of cash acquired	(38,300)	—

Net cash flows from investing activities	(41,490)	(2,998)

Cash flows from financing activities:
Proceeds from additional term debt	65,000	—
Repayment of borrowings on revolver and other debt	(52,778)	(23,234)
Payments for debt issuance costs	(3,239)	—
Proceeds from issuance of common stock	17,500	—
Payment received for common stock subscription receivable	1,250	—

Net cash flows from financing activities	27,733	(23,234)

Net increase in cash and cash equivalents	47,174	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$47,174	$—

Noncash financing activities:
Preferred stock dividends accrued	$4,656	$1,719

Common stock issued related to Schultz merger	$6,000	$—

Common stock issued related to Bayer agreements	$30,720	$—

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Organization and Basis of Presentation

        United Industries Corporation (the Company) is the leading manufacturer and marketer of value-oriented branded products for the consumer lawn and garden care and insect control markets in the United States. The Company manufactures and markets one of the broadest lines of pesticides in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents, fertilizers and soils, under a variety of brand names. As described further in Note 12, the Company's operations are divided into three business segments: Lawn and Garden, Household and Contract.

        The accompanying consolidated financial statements include the accounts and balances of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this report. As such, this report should be read in conjunction with the financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts in the 2001 consolidated financial statements included herein have been reclassified to conform with the 2002 presentation.

        The accompanying consolidated financial statements are unaudited. In the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2—Business Combination

        On May 9, 2002, a wholly owned subsidiary of the Company completed a merger with and into Schultz Company (Schultz), a manufacturer of horticultural products and specialty items, particularly for the indoor houseplant care segment of the market, and a distributor of charcoal, potting soil and soil conditioners. Schultz products are distributed primarily to retail outlets and nurseries throughout the United States and Canada. The merger was executed in order to achieve economies of scale and synergistic efficiencies. As a result of the merger, Schultz became a wholly owned subsidiary of the Company. The total purchase price included cash payments of $38.3 million, including related acquisition costs, issuance of 600,000 shares of Class A voting common stock valued at $3.0 million and issuance of 600,000 shares of Class B non-voting common stock valued at $3.0 million. In exchange for the Company's cash and common stock consideration, the Company received all of the outstanding shares of Schultz. The Company has preliminarily allocated 50% of the purchase price to intangible assets and 50% to goodwill. The acquired intangible assets consist of trade names and other intellectual property, as well as a $1.5 million purchase accounting inventory write-up, which are not deductible for tax purposes.

        The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of the assets acquired and liabilities assumed have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on fair values. The allocation of the purchase price is based, in part, on preliminary information, which is subject to adjustment upon obtaining complete valuation information. While the final purchase price allocation may differ significantly from the preliminary allocation included in this report, management believes that finalization of the allocation of the purchase price will not have a material impact on the consolidated results of operations or financial position of the Company. Allocation of the purchase price is expected to be completed by the second quarter of 2003.

        The Company's unaudited consolidated results of operations on a pro forma basis, as if the merger had occurred on January 1, 2001, include net sales of $487.0 million for the nine months ended September 30, 2002 and $333.5 million for the nine months ended September 30, 2001 and net income of $40.6 million for the nine months ended September 30, 2002 and $21.7 million for the nine months ended September 30, 2001. This unaudited pro forma financial information does not purport to be indicative of the consolidated results of operations that would have been achieved had this transaction been completed as of the assumed date or which may be obtained in the future.

        The Company's funding sources for the merger were as follows: an additional $35.0 million add-on to Term Loan B of the Company's senior credit facility (see Note 9), the issuance of 1,690,000 shares of Class A voting common stock to UIC Holdings, L.L.C. for $8.5 million and the issuance of 1,690,000 shares of Class B non-voting common stock to UIC Holdings, L.L.C. for $8.5 million. The issuance of shares to UIC Holdings, L.L.C. was a condition precedent to the amendment of the senior credit facility.

Note 3—Inventories

        Inventories consist of the following (dollars in thousands):

	September 30,
			December 31, 2001
	2002	2001
Raw materials	$16,153	$7,421	$11,104
Finished goods	32,242	27,593	40,688
Allowance for obsolete and slow-moving inventory	(4,395)	(1,235)	(2,700)

Total inventories	$44,000	$33,779	$49,092

Note 4—Equipment and Leasehold Improvements

        Equipment and leasehold improvements consist of the following (dollars in thousands):

	September 30,
			December 31, 2001
	2002	2001
Machinery and equipment	$36,137	$29,460	$30,279
Office furniture and equipment	19,768	11,120	15,181
Automobiles, trucks and aircraft	6,245	6,156	6,157
Leasehold improvements	8,645	7,372	7,405

	70,795	54,108	59,022
Accumulated depreciation and amortization	(43,010)	(29,885)	(31,092)

Total equipment and leasehold improvements, net	$27,785	$24,223	$27,930

Note 5—Goodwill and Intangible Assets

        Goodwill and intangible assets consist of the following (dollars in thousands):

	September 30,
			December 31, 2001
	2002	2001
Goodwill	$25,449	$5,665	$5,616
Intangible assets	58,688	—	37,500
Accumulated amortization	(1,413)	—	—

	57,275	—	37,500

Total goodwill and intangible assets, net	$82,724	$5,665	$43,116

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separately from goodwill. SFAS No. 142, among other things, eliminates the amortization of goodwill and indefinite-lived intangible assets and requires them to be tested for impairment at least annually. During the first quarter of 2002, the Company performed an impairment analysis of its goodwill and intangible assets using the discounted cash flow method. The Company did not incur any impairment charges related to this analysis. Prospectively, the Company will test goodwill and intangible assets for impairment annually, or more frequently as warranted by events or changes in circumstances.

        As prescribed by SFAS No. 142, prior period operating results were not restated. However, a reconciliation follows which reflects net income as reported by the Company and as adjusted to reflect the impact of SFAS No. 142, as if it had been adopted as of January 1, 2001 (dollars in thousands):

	Three months ended September 30, 2001	Nine months ended September 30, 2001
Net income, as reported	$221	$20,210
Amortization of goodwill	49	199

Net income, as adjusted	$270	$20,409

        On December 17, 2001, the Company acquired the Vigoro®, Sta-Green® and Bandini® brand names, as well as licensing rights to the Best® line of fertilizer products from Pursell Industries, Inc. (Pursell) for $37.5 million. The acquired brand names and licensing rights are being amortized over 40 years.

        As described in Note 2, on May 9, 2002, a wholly owned subsidiary of the Company completed a merger with and into Schultz. The purchase price included cash payments of $38.3 million, including related acquisition costs, of which the Company has preliminarily allocated 50% to intangible assets and 50% to goodwill. The acquired intangible assets are being amortized over 25 years.

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. Adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

Note 6—Other Assets

        Other assets consist of the following (dollars in thousands):

	September 30,
			December 31, 2001
	2002	2001
Deferred financing fees	$20,922	$18,067	$18,067
Accumulated amortization	(9,079)	(6,429)	(7,102)

	11,843	11,638	10,965

Other	972	612	872

Total other assets, net	$12,815	$12,250	$11,837

Note 7—Accrued Expenses

        Accrued expenses consist of the following (dollars in thousands):

	September 30,
			December 31, 2001
	2002	2001
Advertising and promotions	$26,112	$10,513	$12,125
Facilities rationalization	2,682	—	3,500
Dursban related expenses	—	681	82
Interest	7,406	7,723	3,763
Cash overdraft	—	1,171	7,126
Non-compete agreement	1,625	—	1,360
Preferred stock dividends accrued	7,268	2,039	2,612
Severance costs	878	205	1,679
Other	6,871	4,566	1,759

Total accrued expenses	$52,842	$26,898	$34,006

Note 8—Facilities and Organization Rationalization

        During the fourth quarter of 2001, the Company recorded accrued expenses of $5.6 million related to facilities and organization rationalization. In connection therewith, 85 employees were terminated and provided severance packages. All costs associated with the facilities and organization rationalization are expected to be incurred by December 31, 2002. The following table presents the balances of and amounts recorded against such accrued expenses for the nine months ended September 30, 2002 (dollars in thousands):

	Facilities Rationalization	Severance Costs	Total Costs
Balance at December 31, 2001	$3,500	$1,658	$5,158
Charges against the accrued expenses	(818)	(820)	(1,638)

Balance at September 30, 2002	$2,682	$838	$3,520

Note 9—Long-term Debt

        Long-term debt consists of the following (dollars in thousands):

	September 30,
			December 31, 2001
	2002	2001
Senior Credit Facility:
Term Loan A	$32,285	$41,511	$39,205
Term Loan B	198,040	134,835	134,488
Revolving Credit Facility	—	—	23,450
9 7/8% Series B Senior Subordinated Notes	150,000	150,000	150,000

	380,325	326,346	347,143
Less current maturities	(9,095)	(5,307)	(28,757)

Total long-term debt, net of current maturities	$371,230	$321,039	$318,386

        The senior credit facility was provided by Bank of America, N.A. (formerly known as NationsBank, N.A.), Morgan Stanley Senior Funding, Inc. and CIBC Inc. and consists of (i) a $90.0 million revolving credit facility (the Revolving Credit Facility); (ii) a $75.0 million term loan facility (Term Loan A); and (iii) a $215.0 million term loan facility (Term Loan B). The Revolving Credit Facility and Term Loan A mature on January 20, 2005 and Term Loan B matures on January 20, 2006. The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the Revolving Credit Facility shall not exceed $10.0 million for 30 consecutive days during the period between August 1 and November 30 in each calendar year. At September 30, 2002, the clean-down period had been completed and no amounts were outstanding under the Revolving Credit Facility, nor were there any compensating balance requirements.

        In connection with the Company's merger with Schultz, the senior credit facility was amended to increase Term Loan B from $180.0 million to $215.0 million, increase the Revolving Credit Facility from $80.0 million to $90.0 million and provide additional capital expenditure flexibility. The Company incurred $2.2 million of fees related to the amendment which were recorded as deferred financing fees and are being amortized over the remaining term of the senior credit facility. The amendment did not change the existing covenants of the senior credit facility.

        The principal amount of Term Loan A is to be repaid in 23 consecutive quarterly installments commencing September 30, 1999 with a final installment due January 20, 2005. The principal amount of Term Loan B is to be repaid in 27 consecutive quarterly installments commencing September 30, 1999 with a final installment due January 20, 2006.

        The senior credit facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative covenants place restrictions on levels of investments, indebtedness, insurance and capital expenditures. Financial covenants require the maintenance of certain financial ratios at defined levels. At September 30, 2002, the Company was in compliance with all covenants. While the Company does not anticipate an event of non-compliance in the immediate future, the effect of non-compliance would require the Company to request a waiver or an amendment to the senior credit facility. The result of amending the senior credit facility could result in changes to the Company's borrowing capacity or its effective interest rates. Under the covenants, interest rates on the

Revolving Credit Facility, Term Loan A and Term Loan B range from 2.50% to 4.00% above LIBOR depending on certain financial ratios. Unused commitments under the Revolving Credit Facility are subject to a 0.5% annual commitment fee. LIBOR was 1.82% at September 30, 2002.

        The senior credit facility may be prepaid at any time in whole or in part without premium or penalty. During 2001, the Company made principal payments of $9.2 million on Term Loan A and $1.4 million on Term Loan B, which included optional principal prepayments of $4.1 million on Term Loan A and $0.7 million on Term Loan B. During the nine months ended September 30, 2002, the Company made optional principal prepayments of $4.6 million on Term Loan A and $0.9 million on Term Loan B. The optional payments were made in order for the Company to remain two quarterly payments ahead of the regular payment schedule. According to the senior credit facility agreement, each prepayment on Term Loan A and Term Loan B can be applied to the next principal repayment installments. Management intends to pay a full year of principal installments in 2002 in accordance with the terms of the senior credit facility.

        Substantially all of the properties and assets of the Company and substantially all of the properties and assets of any current or future domestic subsidiaries of the Company secure obligations under the senior credit facility.

        The carrying amount of the Company's obligation under the senior credit facility approximates fair value because the interest rates are based on floating interest rates identified by reference to market rates.

        In November 1999, the Company issued $150.0 million in aggregate principal amount of 9 7/8% Series B senior subordinated notes (the Senior Subordinated Notes) due April 1, 2009. Interest accrues at the rate of 9 7/8% per annum, payable semi-annually on each April 1 and October 1.

        The table below presents the aggregate future principal payments under the senior credit facility and the Senior Subordinated Notes as of September 30, 2002 (dollars in thousands):

Year	Amount
Remainder of 2002	$4,035
2003	9,174
2004	18,629
2005	150,002
2006	48,485
Thereafter	150,000

$380,325

Note 10—Commitments

        The Company leases the majority of its operating facilities from a company owned by a significant shareholder of the Company under various operating leases expiring December 31, 2010. The Company has options to terminate the leases by giving advance notice of at least twelve months. Such notice was given relative to the Company's corporate headquarters in St. Louis as the Company prepares to move to its newly constructed corporate headquarters in December 2002. In addition, the Company leases a portion of its operating facilities from the same company under a sublease agreement expiring on December 31, 2005. The Company has two five-year options to renew such lease beginning January 1, 2006. Management believes that the terms and expenses associated with these leases are similar to those that would be negotiated with unrelated parties.

        The Company is obligated under other operating leases for use of warehouse space. The leases expire at various dates through December 31, 2012. Five of the leases provide as many as five options to renew for five years per renewal.

Note 11—Contingencies

        We are involved from time to time in routine legal matters and other claims incidental to our business. When it appears probable in management's judgment that the Company will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, liabilities are recorded in the consolidated financial statements and charges are made against earnings. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

Note 12—Segment Information

        During the third quarter of 2002, the Company began reporting its operating results using three reportable segments: Lawn and Garden, Household and Contract. Segments were established primarily by product type which represents the basis upon which management reviews and assesses the Company's financial performance. The Lawn and Garden segment primarily consists of dry, granular slow-release lawn fertilizers, lawn fertilizer combination and lawn control products, herbicides and selective herbicides, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils and other growing media products, and outdoor pesticide products. Products are marketed to mass merchandisers, home improvement centers, hardware chains, nurseries and gardens centers. This segment includes, among others, the Company's Spectracide®, Spectracide Terminate®, Peters®, Garden Safe®, Schultz®, Expert Gardener®, Vigoro® and Sta-Green® brands.

        The Household segment represents household insecticides and insect repellants that allow consumers to achieve and maintain a pest-free household and repel insects. The Household segment includes, among others, the Company's Hot Shot® and Cutter® brands, as well as a number of private label products.

        The Contract segment represents the Company's non-core products and includes various compounds and chemicals such as charcoal, cleaning solutions and automotive products.

        The table which follows presents certain financial segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The accounting policies of the reportable segments are the same as those described in the summary of significant policies in Note 1 to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as applicable. The segment financial information presented includes comparative periods prepared on a basis consistent with the current year presentation (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net sales:
Lawn and Garden	$64,465	$31,013	$319,044	$154,559
Household	29,406	24,101	98,057	93,468
Contract	6,806	679	15,103	2,332

Total net sales	$100,677	$55,793	$432,204	$250,359

Operating income:
Lawn and Garden	$1,372	$3,668	$42,381	$32,722
Household	5,963	5,065	26,813	23,591
Contract	566	(14)	1,184	80

Total operating income	$7,901	$8,719	$70,378	$56,393

Operating margin:
Lawn and Garden	2.1%	11.8%	13.3%	21.2%
Household	20.3%	21.0%	27.3%	25.2%
Contract	8.3%	-2.1%	7.8%	3.4%
Total operating margin	7.8%	15.6%	16.3%	22.5%

        Operating income represents earnings before net interest expense and income tax expense. Operating income is the measure of profitability used by management to assess the Company's financial performance. Operating margin represents operating income as a percentage of net sales.

        The majority of the Company's sales are made to customers in the United States. The Company's international sales comprise less than 10% of total net sales in the aggregate. In addition, no single product comprises more than 10% of the Company's net sales. The Company's three largest customers were responsible for 83.0% of net sales for the three months ended September 30, 2002, 75.5% for the three months ended September 30, 2001, 81.7% for the nine months ended September 30, 2002 and 74.8% for the nine months ended September 30, 2001.

        As the Company's assets support production across all segments, they are managed on an entity-wide basis at the corporate level and are not recorded or analyzed by segment. Substantially all of the Company's assets are located in the United States.

Note 13—Shipping and Handling Costs

        Shipping and handling costs of $3.6 million for the three months ended September 30, 2002, $2.9 million for the three months ended September 30, 2001, $12.2 million for the nine months ended September 30, 2002 and $10.8 million for the nine months ended September 30, 2001 are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. These costs represent internal freight movements and distribution costs. Additional shipping and handling costs, representing out-bound freight, are included in cost of goods sold in the accompanying consolidated statements of operations.

Note 14—Derivatives and Hedging Activities

        The Company is exposed to market risks relating to changes in interest rates and raw materials prices. The Company periodically enters into derivative or hedging agreements to manage and reduce the impact of changes in interest rates or raw materials price fluctuations. The Company does not enter into derivatives or other hedging arrangements for trading or speculative purposes. As of September 30, 2002, the Company did not utilize any derivative or hedging instruments.

Note 15—Comprehensive Income

        Comprehensive income differs from net income due to a one-year interest rate hedging arrangement which expired on April 1, 2002 that was accounted for as a cash flow hedge. Comprehensive income (loss) was $0.4 million for the three months ended September 30, 2002, $(0.1 million) for the three months ended September 30, 2001, $37.0 million for the nine months ended September 30, 2002 and $19.5 million for the nine months ended September 30, 2001.

Note 16—Bayer Strategic Partnership

        On June 14, 2002, the Company and Bayer Corporation and Bayer Advanced, L.L.C. (together referred to herein as Bayer) consummated a strategic partnership. The strategic partnership allows the Company to gain access to certain Bayer active ingredient technologies through a Supply Agreement and to perform certain merchandising services for Bayer through an In-Store Service Agreement. In connection with the strategic partnership, Bayer acquired a minority ownership interest, approximately 9.3% of the issued and outstanding shares of the Company's common stock, under the terms of an Exchange Agreement in exchange for promissory notes due to Bayer from Pursell (see Note 19) and the execution of the Supply and In-Store Service Agreements.

        Under the terms of the Exchange Agreement, the Company has the right to repurchase the shares issued to Bayer upon termination of the In-Store Service Agreement. Termination of the In-Store Service Agreement can occur with or without cause. If the Company elects to terminate the In-Store Service Agreement without cause, it must give Bayer sixty days notice of its intention to terminate. If the Company exercises its repurchase option, it will repurchase its shares based on a price as provided for in the In-Store Service Agreement. It is generally believed that the repurchase price per share would represent the fair market value of the shares at the time such repurchase option is exercised.

        In exchange for the promissory notes received from Bayer and the execution of the Supply and In-Store Service Agreements, the Company issued to Bayer 3,072,000 shares of Class A voting common stock valued at $15.4 million and 3,072,000 shares of Class B non-voting common stock valued at $15.4 million. The Company reserved for the entire face value of the promissory notes due to Bayer from Pursell as the Company did not believe they were collectible and an independent third party valuation did not ascribe any value to them.

        In addition, based on the independent third party valuation, the Company has assigned a fair value of $30.7 million to the common stock issued to Bayer as follows (dollars in thousands):

Description	Amount
Common stock subscription receivable	$27,321
Supply Agreement	5,694
Repurchase option	2,636
In-Store Service Agreement	(4,931)

$30,720

        Under the requirements of the agreements, Bayer will make payments to the Company which total $5.0 million annually for the next seven years, the present value of which equals the value assigned to the common stock subscription receivable, which is reflected in the equity section in the Company's accompanying consolidated balance sheet at September 30, 2002. The common stock subscription receivable will be repaid in 28 quarterly installments of $1.25 million, one of which was received at closing on June 17, 2002. The difference between the value ascribed to the common stock subscription receivable and the installment payments will be reflected as interest income in the Company's consolidated statements of operations over the next seven years.

        Bayer has the right to put the shares received back to the Company under the terms of the Exchange Agreement. Bayer can terminate the Exchange Agreement within the first 36 months if the Company fails to meet certain performance guidelines as established in the Exchange Agreement. In conjunction with the termination, Bayer can put the shares received back to the Company within 30 days of the termination of the Exchange Agreement at a price as provided for in the Exchange Agreement. It is generally believed that the put price per share would represent the fair market value of the shares at the time such put option is exercised.

        The value of the Supply Agreement and the liability associated with the In-Store Service Agreement will be amortized over the period in which economic benefits under the Supply Agreement are utilized and the obligations under the In-Store Service Agreement are fulfilled. The Company is amortizing the asset associated with the Supply Agreement to cost of goods sold and currently anticipates the benefit will be recognized over a three to five-year period. The Company is amortizing the obligation associated with the In-Store Service Agreement to revenues over the seven-year life of the agreement (see Note 19). The independent third party valuation obtained by the Company also indicated that value should be ascribed to a repurchase option owned by the Company under the agreements. The effect of the repurchase option is reflected as a reduction to equity in the accompanying consolidated balance sheet at September 30, 2002. This amount will be recorded as a component of additional paid-in capital upon the exercise of the option or its expiration.

Note 17—Related Party Transactions

        On September 28, 2001, the Company entered into a loan agreement with Robert L. Caulk, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, for $400,000 which matures on September 28, 2006 (the 2001 Loan). On March 8, 2002, the Company entered into a loan agreement with Mr. Caulk for $51,685 which matures on March 8, 2007 (the 2002

Loan). The purpose for both loans was to allow Mr. Caulk to purchase shares of the Company's common and preferred stock. The loans bear interest at LIBOR which is adjusted on the respective anniversary date of each loan. The interest rate in effect as of September 30, 2002 was 1.81%. Interest on both loans is payable annually, based on outstanding accrued amounts on December 31 of each year. Principal payments on both loans are based on 25% of the gross amount of each annual bonus awarded to Mr. Caulk and are immediately payable, except that principal payments on the 2002 Loan are immediately payable only if all amounts due under the 2001 Loan are fully paid. Any unpaid principal and interest on both loans is due upon maturity. The outstanding principal balance for the 2001 Loan was $352,000 as of September 30, 2002 and $400,000 as of December 31, 2001. The outstanding principal balance of the 2002 Loan was $51,685 as of September 30, 2002.

Note 18—Recently Issued Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the consolidated financial statements of the Company.

Note 19—Subsequent Events

        On October 3, 2002, the Company signed an asset purchase agreement to acquire certain assets from Pursell, which renamed itself U.S. Fertilizer subsequent to the agreement, for a cash purchase price of $12.1 million and forgiveness of the Pursell promissory notes (see Note 16), subject to final purchase price adjustments. The assets acquired included certain inventory and equipment at two of Pursell's facilities and real estate at one of the two facilities. The facilities acquired from Pursell, located in Orrville, Ohio and Sylacauga, Alabama, previously fulfilled, and are expected to continue to fulfill, over half of the Company's fertilizer manufacturing requirements.

        Also on October 3, 2002, the Company signed a tolling agreement with Pursell whereby Pursell will supply the Company with the remainder of its fertilizer needs. The tolling agreement requires the Company to be responsible for certain raw materials, capital expenditures and other related costs for Pursell to manufacture and supply the Company with fertilizer products. The agreement does not require a minimum volume purchase of Pursell's manufacturing services but does provide for a fixed monthly payment of $0.7 million through the term of the tolling agreement which expires on September 30, 2007. The agreement provides the Company with early termination rights without penalty. In addition, beginning on March 1, 2004 and on each anniversary thereafter, the fixed payment is subject to certain increases for labor, materials, inflation and other reasonable costs as outlined in the tolling agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion and analysis of our consolidated financial condition and results of operations included herein should be read in conjunction with our historical financial information included in the unaudited consolidated financial statements and the related notes thereto included elsewhere in this report.

General

        We are the leading manufacturer and marketer of value-oriented branded products for the consumer lawn and garden care and insect control markets in the United States. We manufacture and market one of the broadest lines of pesticides in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents, fertilizers and soils, under a variety of brand names. We believe that the key drivers of growth for the $2.8 billion consumer lawn and garden pesticide and household insecticide retail markets include: (a) the aging of the United States population; (b) growth in the home improvement center and mass merchandiser channels; (c) shifting consumer preferences toward value-oriented branded products; and (d) increased levels in consumer income, debt and spending.

        During the third quarter of 2002, we began reporting operating results using three reportable segments: Lawn and Garden, Household and Contract. Segments were established primarily by product type which represents the basis upon which management reviews and assesses our financial performance. The Lawn and Garden segment primarily consists of dry, granular slow-release lawn fertilizers, lawn fertilizer combination and lawn control products, herbicides and selective herbicides, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils and other growing media products, and outdoor pesticide products. Products are marketed to mass merchandisers, home improvement centers, hardware chains, nurseries and gardens centers. This segment includes, among others, our Spectracide®, Spectracide Terminate®, Peters®, Garden Safe®, Schultz®, Expert Gardener®, Vigoro® and Sta-Green® brands.

        The Household segment represents household insecticides and insect repellants that allow consumers to achieve and maintain a pest-free household and repel insects. The Household segment includes, among others, our Hot Shot® and Cutter® brands, as well as a number of private label products.

        The Contract segment represents our non-core products and includes various compounds and chemicals such as charcoal, cleaning solutions and automotive products.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that are believed to be reasonable under the particular circumstances. Actual results may differ from these estimates based on different assumptions or conditions. The accounting policies that we believe most impact our consolidated financial statements and that require our management to make difficult, subjective or complex judgments are described below. These should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 1—Summary of Significant Accounting Policies" to our financial statements included in our Annual Report filed on Form 10-K for the year ended December 31, 2001.

Revenue Recognition

        Net sales represent gross sales less any applicable customer discounts from list price, customer returns and promotion expense through cooperative programs with retailers. The provision for customer returns is based on historical sales returns, analysis of credit memo information and any other pertinent factors. If the historical or other data used to calculate these estimates do not properly reflect future returns, net sales could be overstated.

Inventories

        Inventories are reported at the lower of cost or market. Cost is determined using the first-in, first-out method and includes raw materials, direct labor and overhead. An allowance for potentially obsolete or slow-moving finished goods and raw materials is recorded based on management's analysis of inventory levels and future sales forecasts. In the event that our estimates of future usage and sales differ from actual results, the allowance for obsolete or slow-moving finished goods and raw materials may be adjusted.

Promotion Expense

        We advertise and promote our products through national and regional media. Products are also advertised and promoted through cooperative programs with retailers. Advertising and promotion costs are expensed as incurred, although costs incurred during interim periods are generally expensed ratably in relation to revenues. Management judgment is required to estimate the amount of costs that have been incurred by the retailers under our cooperative programs. Actual costs incurred may differ significantly from our estimates if factors such as the level of participation and success of the retailers' programs or other conditions differ from our expectations.

Income Taxes

        In conjunction with our recapitalization consummated on January 20, 1999, we converted our company from an S corporation to a C corporation. As a C corporation, we account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. Management judgment is required to determine income tax expense, deferred tax assets and any valuation allowance recorded against such assets and deferred tax liabilities. We have recorded a valuation allowance of $111.4 million as of September 30, 2002 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards and deductible goodwill recorded in connection with our recapitalization in 1999. The valuation allowance is based on our estimates of taxable income by jurisdiction in which our deferred tax assets will be recoverable. In the event that actual results differ from those estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our consolidated financial position and results of operations.

Goodwill and Other Intangible Assets

        We have acquired intangible assets or made acquisitions in the past that resulted in the recording of goodwill, including our acquisition of fertilizer brands in December 2001 and our merger with Schultz Company in May 2002, respectively. Under generally accepted accounting principles previously in effect, these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives.

        Effective in 2002, goodwill is no longer amortized and is subject to impairment testing at least annually. We evaluate the recoverability of long-lived assets, including goodwill and intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the fair value of such assets or adverse changes in relationships with vendors or customers. If a review indicates that the carrying value of an asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. Therefore, impairment losses could be recorded in the future.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

        The following table presents amounts and the percentages of net sales that items in the accompanying consolidated statements of operations constitute for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2002		2001
	(unaudited)		(unaudited)
Net sales by segment:
Lawn and Garden	$64,465	64.0%	$31,013	55.6%
Household	29,406	29.2%	24,101	43.2%
Contract	6,806	6.8%	679	1.2%

Total net sales	100,677	100.0%	55,793	100.0%

Operating costs and expenses:
Cost of goods sold	65,209	64.8%	30,104	54.0%
Selling, general and administrative expenses	27,567	27.4%	16,970	30.4%

Total operating costs and expenses	92,776	92.2%	47,074	84.4%

Operating income by segment:
Lawn and Garden	1,372	1.4%	3,668	6.6%
Household	5,963	5.9%	5,065	9.0%
Contract	566	0.5%	(14)	0.0%

Total operating income	7,901	7.8%	8,719	15.6%
Interest expense, net	7,386	7.3%	8,407	15.0%

Income before income tax expense	515	0.5%	312	0.6%
Income tax expense	98	0.1%	91	0.2%

Net income	$417	0.4%	$221	0.4%

        Net Sales.    Net sales represent gross sales less any applicable customer discounts from list price, customer returns and promotion expense through cooperative programs with retailers. Net sales increased $44.9 million, or 80.5%, to $100.7 million for the three months ended September 30, 2002 from $55.8 million for the three months ended September 30, 2001. The increase, primarily in our Lawn and Garden segment, and the change in our sales mix by segment, were due to our expanded product line resulting from our merger with Schultz in May 2002 and our acquisition of various fertilizer brands in December 2001, coupled with an increase in sales of specific product lines described further below. This increase was partially offset by an increase in promotion expense and retailers maintaining lower inventory levels.

        Net sales in the Lawn and Garden segment increased $33.5 million, or 108.1%, to $64.5 million for the three months ended September 30, 2002 from $31.0 million for the three months ended September 30, 2001. Net sales of this segment increased $14.6 million as a result of our merger with Schultz, $18.4 million as a result of our acquisition of various fertilizer brands and $7.2 million from strong sales growth of our Spectracide® brand. These increases were partially offset by lower sales volume of various other products in the Lawn and Garden segment. Net sales in the Household segment increased $5.3 million, or 22.0%, to $29.4 million for the three months ended September 30, 2002 from $24.1 million for the three months ended September 30, 2001. Net sales of this segment increased primarily due to increases in sales of our Cutter® and Hot Shot® brands and in our private label products. Net sales in the Contract segment increased $6.1 million to $6.8 million for the three months ended September 30, 2002 from $0.7 million for the three months ended September 30, 2001. Net sales of this segment increased primarily due to our merger with Schultz.

        Gross Profit.    Gross profit increased $9.8 million, or 38.1%, to $35.5 million for the three months ended September 30, 2002 from $25.7 million for the three months ended September 30, 2001. The increase in gross profit was primarily due to our merger with Schultz in May 2002 and our acquisition of various fertilizer brands in December 2001, coupled with favorable materials costs of key ingredients. As a percentage of net sales, gross profit decreased to 35.2% for the three months ended September 30, 2002 from 46.0% for the three months ended September 30, 2001. The decrease in gross profit as a percentage of net sales was primarily due to our merger with Schultz in May 2002 and our acquisition of various fertilizer brands in December 2001, which have lower margins than our other products.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses include all costs associated with the selling and distribution of product, product registrations, and administrative functions such as finance, information systems and human resources. Selling, general and administrative expenses increased $10.6 million, or 62.4%, to $27.6 million for the three months ended September 30, 2002 from $17.0 million for the three months ended September 30, 2001. The increase was primarily due to our merger with Schultz in May 2002 and our acquisition of various fertilizer brands in December 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 27.4% for the three months ended September 30, 2002 from 30.4% for the three months ended September 30, 2001. The decrease was primarily due to additional sales related to our merger with Schultz in May 2002 and our acquisition of various fertilizer brands in December 2001, with a lesser corresponding increase in selling, general and administrative expenses.

        Operating Income.    Operating income decreased $0.8 million, or 9.2%, to $7.9 million for the three months ended September 30, 2002 from $8.7 million for the three months ended September 30, 2001. The decrease was due to the factors described above. As a percentage of net sales, operating income decreased to 7.8% for the three months ended September 30, 2002 from 15.6% for the three months ended September 30, 2001. The decrease was primarily in our Lawn and Garden segment due to lower margins on the products we acquired in our merger with Schultz in May 2002 and our acquisition of various fertilizer brands in December 2001.

        Operating income in the Lawn and Garden segment decreased $2.3 million, or 62.2%, to $1.4 million for the three months ended September 30, 2002 from $3.7 million for the three months ended September 30, 2001. Operating income of this segment decreased primarily due to our merger with Schultz in May 2002 and our acquisition of various fertilizer brands in December 2001, which had increased sales during the period but lower margins than our other products. Operating income in the Household segment increased $0.9 million, or 17.6%, to $6.0 million for the three months ended September 30, 2002 from $5.1 million for the three months ended September 30, 2001. Operating income of this segment increased primarily due to increases in sales of our Cutter® and Hot Shot® brands and in our private label products. Operating income in the Contract segment increased to

$0.6 million for the three months ended September 30, 2002 primarily due to sales of new product acquired in our merger with Schultz.

        Interest Expense, Net.    Interest expense, net decreased $1.0 million, or 11.9%, to $7.4 million for the three months ended September 30, 2002 from $8.4 million for the three months ended September 30, 2001. The decrease in net interest expense was due to a decline in our average variable borrowing rate of 1.51 percentage points to 1.82% for the three months ended September 30, 2002 from 3.33% for the three months ended September 30, 2001, resulting from a general decline in variable borrowing rates. This decrease was also due to interest income from an increase in our average cash balances available for investment during the current period, partially offset by an increase in our average debt outstanding during the current period, both of which resulted from additional borrowings under our senior credit facility to finance our merger with Schultz.

        Income Tax Expense.    For the three months ended September 30, 2002, our effective income tax rate was 16.9%, which reflects the estimated utilization of the goodwill deduction during 2002. The goodwill deduction was related to the step up in tax basis that occurred in conjunction with our recapitalization in 1999. This rate reflects the rate required to adjust our effective income tax rate to 19%, which is based on our current estimate of annual pre-tax earnings and the utilization of our goodwill deduction.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

        The following table presents amounts and the percentages of net sales that items in the accompanying consolidated statements of operations constitute for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2002		2001
	(unaudited)		(unaudited)
Net sales by segment:
Lawn and Garden	$319,044	73.8%	$154,559	61.7%
Household	98,057	22.7%	93,468	37.3%
Contract	15,103	3.5%	2,332	1.0%

Total net sales	432,204	100.0%	250,359	100.0%

Operating costs and expenses:
Cost of goods sold	274,683	63.6%	134,811	53.8%
Selling, general and administrative expenses	87,143	20.1%	59,155	23.7%

Total operating costs and expenses	361,826	83.7%	193,966	77.5%

Operating income by segment:
Lawn and Garden	42,381	9.8%	32,722	13.1%
Household	26,813	6.2%	23,591	9.4%
Contract	1,184	0.3%	80	0.0%

Total operating income	70,378	16.3%	56,393	22.5%
Interest expense, net	24,591	5.7%	27,808	11.1%

Income before income tax expense	45,787	10.6%	28,585	11.4%
Income tax expense	8,788	2.0%	8,375	3.3%

Net income	$36,999	8.6%	$20,210	8.1%

        Net Sales.    Net sales represent gross sales less any applicable customer discounts from list price, customer returns and promotion expense through cooperative programs with retailers. Net sales increased $181.8 million, or 72.6%, to $432.2 million for the nine months ended September 30, 2002 from $250.4 million for the nine months ended September 30, 2001. The increase, primarily in our Lawn and Garden segment, and the change in our sales mix by segment, were due to our expanded product line resulting from our merger with Schultz in May 2002 and our acquisition of various fertilizer brands in December 2001, coupled with an increase in sales of specific product lines described further below. This increase was partially offset by an increase in promotion expense and retailers maintaining lower inventory levels.

        Net sales in the Lawn and Garden segment increased $164.4 million, or 106.3%, to $319.0 million for the nine months ended September 30, 2002 from $154.6 million for the nine months ended September 30, 2001. Net sales of this segment increased $34.8 million as a result of our merger with Schultz, $128.7 million as a result of our merger with Schultz and our acquisition of various fertilizer brands and $25.8 million from strong sales growth of our Spectracide® brand. These increases were partially offset by lower sales volume of various other products in the Lawn and Garden segment. Net sales in the Household segment increased $4.6 million, or 4.9%, to $98.1 million for the nine months ended September 30, 2002 from $93.5 million for the nine months ended September 30, 2001. Net sales of this segment increased primarily due to increases in sales of our Cutter® and Hot Shot® brands and in our private label products. Net sales in the Contract segment increased $12.8 million to $15.1 million for the nine months ended September 30, 2002 from $2.3 million for the nine months ended September 30, 2001. Net sales of this segment increased primarily due to our merger with Schultz.

        Gross Profit.    Gross profit increased $42.0 million, or 36.4%, to $157.5 million for the nine months ended September 30, 2002 from $115.5 million for the nine months ended September 30, 2001. The increase in gross profit was primarily due to our merger with Schultz in May 2002 and our acquisition of various fertilizer brands in December 2001, coupled with favorable materials costs of key ingredients. The increase in gross profit was partially offset by the amortization of a $1.5 million purchase accounting inventory write-up related to the Schultz merger. As a percentage of net sales, gross profit decreased to 36.4% for the nine months ended September 30, 2002 from 46.2% for the nine months ended September 30, 2001. The decrease in gross profit as a percentage of net sales was primarily due to our merger with Schultz in May 2002 and our acquisition of various fertilizer brands in December 2001, which have lower margins than our other products.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses include all costs associated with the selling and distribution of product, product registrations, and administrative functions such as finance, information systems and human resources. Selling, general and administrative expenses increased $27.9 million, or 47.1%, to $87.1 million for the nine months ended September 30, 2002 from $59.2 million for the nine months ended September 30, 2001. The increase was primarily due to our merger with Schultz in May 2002 and our acquisition of various fertilizer brands in December 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 20.1% for the nine months ended September 30, 2002 from 23.7% for the nine months ended September 30, 2001. The decrease was primarily due to additional sales related to our merger with Schultz in May 2002 and our acquisition of various fertilizer brands in December 2001, with a lesser corresponding increase in selling, general and administrative expenses.

        Operating Income.    Operating income increased $14.0 million, or 24.8% to $70.4 million for the nine months ended September 30, 2002 from $56.4 million for the nine months ended September 30, 2001. The increase was due to the factors described above. As a percentage of net sales, operating income decreased to 16.3% for the nine months ended September 30, 2002 from 22.5% for the nine months ended September 30, 2001. The decrease was primarily in our Lawn and Garden segment due to lower margins on the products we acquired in our merger with Schultz in May 2002 and our acquisition of various fertilizer brands in December 2001.

        Operating income in the Lawn and Garden segment increased $9.7 million, or 29.7%, to $42.4 million for the nine months ended September 30, 2002 from $32.7 million for the nine months ended September 30, 2001. Operating income of this segment increased primarily due to our merger with Schultz, our acquisition of various fertilizer brands and strong growth in our Spectracide® brand. These increases were partially offset by lower sales volume and margins of various other products. Operating income in the Household segment increased $3.2 million, or 13.6%, to $26.8 million for the nine months ended September 30, 2002 from $23.6 million for the nine months ended September 30, 2001. Operating income of this segment increased primarily due to increases in sales of our Cutter® and Hot Shot® brands and in our private label products. Operating income in the Contract segment increased $1.1 million to $1.2 million for the nine months ended September 30, 2002 from $0.1 million for the nine months ended September 30, 2001. Operating income of this segment increased primarily due to sales of new products acquired in our merger with Schultz.

        Interest Expense, Net.    Interest expense, net decreased $3.2 million, or 11.5%, to $24.6 million for the nine months ended September 30, 2002 from $27.8 million for the nine months ended September 30, 2001. The decrease in net interest expense was due to a decline in our average variable borrowing rate of 2.41 percentage points to 1.84% for the nine months ended September 30, 2002 from 4.25% for the nine months ended September 30, 2001, resulting from a general decline in variable borrowing rates. This decrease was also due to interest income from an increase in our average cash balances available for investment during the current period, partially offset by an increase in our average debt outstanding during the current period, both of which resulted from additional borrowings under our senior credit facility to finance our merger with Schultz.

        Income Tax Expense.    For the nine months ended September 30, 2002, our effective income tax rate was 19.2%, which reflects the estimated utilization of the goodwill deduction in fiscal year 2002. The goodwill deduction was related to the step up in tax basis that occurred in conjunction with our recapitalization in 1999. This rate reflects the rate required to adjust our effective income tax rate to 19%, which is based on our current estimate of annual pre-tax earnings and the utilization of our goodwill deduction.

Pro Forma Financial Information

        On May 9, 2002, one of our wholly owned subsidiaries completed a merger with and into Schultz. As a result of the merger, Schultz became one of our wholly owned subsidiaries. The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of the assets acquired and liabilities assumed have been included in the consolidated financial statements from the date of acquisition. Our fiscal year ends on December 31 while, prior to the merger, the fiscal year of Schultz ended on September 30. Our unaudited consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001 have been combined below with the unaudited statements of operations of Schultz for the three and nine months ended September 30, 2002 and 2001, for purposes of providing the unaudited combined pro forma results of operations after giving effect to the merger as if it had occurred on January 1, 2001. The unaudited combined results of operations were adjusted on a pro forma basis to illustrate the estimated effects of additional amortization expense on the acquired intangible assets, interest expense for borrowings to finance the transaction and the associated income tax benefit. The unaudited pro forma consolidated results of operations are presented to illustrate the potential operating results that may possibly have been achieved had this transaction been completed as of the assumed date but do not purport to be indicative of the operating results of operations that would definitely have been achieved had this transaction been completed as of the assumed date or which may be obtained in the future.

        The following tables present the compilation of the unaudited pro forma consolidated results of operations for the three and nine-month periods ended September 30, 2002 and 2001 (dollars in thousands), followed by accompanying notes:

	Three Months Ended September 30, 2002	Unaudited Pro Forma Statement of Operations for the Three Months Ended September 30, 2001
	United Industries Historical (a)	United Industries Historical	Schultz Company Historical (g)	Pro Forma Adjustments		Total
Sales before promotion expense	$111,372	$60,541	$13,223	$—		$73,764
Promotion expense	10,695	4,748	438	—		5,186

Net sales	100,677	55,793	12,785	—		68,578

Operating costs and expenses:
Cost of goods sold	65,209	30,104	12,111	—		42,215
Selling, general and administrative expenses	27,567	16,970	3,505	196	(b)	20,671

Total operating costs and expenses	92,776	47,074	15,616	196		62,886

Operating income (loss)	7,901	8,719	(2,831)	(196)		5,692
Interest expense, net	7,386	8,407	115	493	(c)	9,015

Income (loss) before income tax expense (benefit)	515	312	(2,946)	(689)		(3,323)
Income tax expense (benefit)	98	91	(1,116)	(204)	(d)	(1,229)

Net income (loss)	$417	$221	$(1,830)	$(485)		$(2,094)

	Unaudited Pro Forma Statement of Operations for the Nine Months Ended September 30, 2002
	United Industries Historical (e)	Schultz Company 1/1/02 to 5/8/02 (g)	Pro Forma Adjustments		Total
Sales before promotion expense	$471,392	$55,603	$—		$526,995
Promotion expense	39,188	841	—		40,029

Net sales	432,204	54,762	—		486,966

Operating costs and expenses:
Cost of goods sold	274,683	41,200	(1,500)	(f)	314,383
Selling, general and administrative expenses	87,143	7,412	294	(b)	94,849

Total operating costs and expenses	361,826	48,612	(1,206)		409,232

Operating income	70,378	6,150	1,206		77,734
Interest expense, net	24,591	259	740	(c)	25,590

Income before income tax expense	45,787	5,891	466		52,144
Income tax expense	8,788	2,620	92	(d)	11,500

Net income	$36,999	$3,271	$374		$40,644

	Unaudited Pro Forma Statement of Operations for the Nine Months Ended September 30, 2001
	United Industries Historical	Schultz Company Historical (g)	Pro Forma Adjustments		Total
Sales before promotion expense	$273,405	$84,651	$—		$358,056
Promotion expense	23,046	1,468	—		24,514

Net sales	250,359	83,183	—		333,542

Operating costs and expenses:
Cost of goods sold	134,811	67,095	—		201,906
Selling, general and administrative expenses	59,155	10,421	588	(b)	70,164

Total operating costs and expenses	193,966	77,516	588		272,070

Operating income (loss)	56,393	5,667	(588)		61,472
Interest expense, net	27,808	647	1,479	(c)	29,934

Income (loss) before income tax expense (benefit)	28,585	5,020	(2,067)		31,538
Income tax expense (benefit)	8,375	2,038	(608)	(d)	9,805

Net income (loss)	$20,210	$2,982	$(1,459)		$21,733

Notes to Unaudited Pro Forma Statements of Operations

(a)
Pro forma operating results for the three months ended September 30, 2002 are represented by our historical consolidated operating results, as the operating results of Schultz for the three months ended September 30, 2002 are included therein.

(b)
Represents amortization expense of intangible assets acquired in the merger. Intangible assets are being amortized over 25 years.

(c)
Represents incremental interest expense related to additional borrowings of $35.0 million under our Term Loan B to finance the merger. An effective interest rate of 6% was used.

(d)
Represents the income tax benefit associated with the adjustments in (b) and (c) above.

(e)
Our historical operating results for the nine months ended September 30, 2002 include the operating results of Schultz from May 9, 2002, the date of merger.

(f)
Represents elimination of the inventory purchase accounting write-up recorded upon completion of the merger that may not have been recorded had the transaction occurred on January 1, 2001. A related adjustment of $0.3 million is included in income tax expense for the corresponding period.

(g)
The operating results of Schultz reflect similar seasonal characteristics as our operating results given the similarity of our products and sales seasons.

Pro Forma Three Months Ended September 30, 2002 Compared to Pro Forma Three Months Ended September 30, 2001

        The following table presents amounts and the percentages of net sales that items in the pro forma consolidated statements of operations constitute for the periods presented (dollars in thousands):

	Three Months Ended September 30,
	2002		2001
	(unaudited)		(unaudited)
Net sales by segment:
Lawn and Garden	$64,465	64.0%	$37,891	55.3%
Household	29,406	29.2%	24,101	35.1%
Contract	6,806	6.8%	6,586	9.6%

Total net sales	100,677	100.0%	68,578	100.0%

Operating costs and expenses:
Cost of goods sold	65,209	64.8%	42,215	61.6%
Selling, general and administrative expenses	27,567	27.4%	20,671	30.1%

Total operating costs and expenses	92,776	92.2%	62,886	91.7%

Operating income by segment:
Lawn and Garden	1,372	1.4%	351	0.5%
Household	5,963	5.9%	4,869	7.1%
Contract	566	0.5%	472	0.7%

Total operating income	7,901	7.8%	5,692	8.3%
Interest expense, net	7,386	7.3%	9,015	13.1%

Income (loss) before income tax expense (benefit)	515	0.5%	(3,323)	-4.8%
Income tax expense (benefit)	98	0.1%	(1,229)	-1.8%

Net income (loss)	$417	0.4%	$(2,094)	-3.0%

        Pro Forma Net Sales.    Pro forma net sales represent gross sales less any applicable customer discounts from list price, customer returns and promotion expense through cooperative programs with retailers. Pro forma net sales increased $32.1 million, or 46.8%, to $100.7 million for the three months ended September 30, 2002 from $68.6 million for the three months ended September 30, 2001. The increase, primarily in our Lawn and Garden segment, was due to increases in sales of specific product lines described further below. This increase was partially offset by an increase in promotion expense and retailers maintaining lower inventory levels.

        Pro forma net sales in the Lawn and Garden segment increased $26.6 million, or 70.2%, to $64.5 million for the three months ended September 30, 2002 from $37.9 million for the three months ended September 30, 2001. Pro forma net sales of this segment increased due to increases in sales of Schultz, fertilizer and Spectracide® products. Pro forma net sales in the Household segment increased $5.3 million, or 22.0%, to $29.4 million for the three months ended September 30, 2002 from $24.1 million for the three months ended September 30, 2001. Pro forma net sales of this segment increased primarily due to increases in sales of our Cutter® and Hot Shot® brands and in our private label products. Pro forma net sales in the Contract segment increased $0.2 million, or 3.0%, to $6.8 million for the three months ended September 30, 2002 from $6.6 million for the three months ended September 30, 2001.

        Pro Forma Gross Profit.    Pro forma gross profit increased $9.1 million, or 34.5%, to $35.5 million for the three months ended September 30, 2002 from $26.4 million for the three months ended September 30, 2001. The increase in pro forma gross profit was primarily due to continued increases in sales, coupled with favorable materials costs of key ingredients. As a percentage of pro forma net sales, pro forma gross profit decreased to 35.2% for the three months ended September 30, 2002 from 38.4% for the three months ended September 30, 2001. The decrease in pro forma gross profit as a percentage of pro forma net sales was primarily due to increased sales of our fertilizer brands which have lower margins than our other products.

        Pro Forma Selling, General and Administrative Expenses.    Pro forma selling, general and administrative expenses include all costs associated with the selling and distribution of product, product registrations, and administrative functions such as finance, information systems and human resources. Pro forma selling, general and administrative expenses increased $6.9 million, or 33.3%, to $27.6 million for the three months ended September 30, 2002 from $20.7 million for the three months ended September 30, 2001. The majority of the increase was related to supporting increased sales, especially of our Shultz and fertilizer brands. As a percentage of pro forma net sales, pro forma selling, general and administrative expenses decreased to 27.4% for the three months ended September 30, 2002 from 30.1% for the three months ended September 30, 2001. The decrease was primarily due to additional sales related to the fertilizer brands, with a lesser corresponding increase in selling, general and administrative expenses.

        Pro Forma Operating Income.    Pro forma operating income increased $2.2 million, or 38.6%, to $7.9 million for the three months ended September 30, 2002 from $5.7 million for the three months ended September 30, 2001. The increase was due to the factors described above. As a percentage of pro forma net sales, pro forma operating income decreased to 7.8% for the three months ended September 30, 2002 from 8.3% for the three months ended September 30, 2001. The decrease was primarily in our Lawn and Garden segment due to lower margins on our Schultz and fertilizer products.

        Pro forma operating income in the Lawn and Garden segment increased $1.0 million to $1.4 million for the three months ended September 30, 2002 from $0.4 million for the three months ended September 30, 2001. Pro forma operating income of this segment increased primarily due to increases in sales of Schultz, fertilizer and Spectracide® products. Pro forma operating income in the Household segment increased $1.1 million, or 22.9%, to $6.0 million for the three months ended September 30, 2002 from $4.9 million for the three months ended September 30, 2001. Pro forma operating income of this segment increased due to increases in sales of our Cutter® and Hot Shot® brands and in our private label products. Pro forma operating income in the Contract segment increased $0.1 million, or 20.0%, to $0.6 million for the three months ended September 30, 2002 from $0.5 million for the three months ended September 30, 2001.

Pro Forma Nine Months Ended September 30, 2002 Compared to Pro Forma Nine Months Ended September 30, 2001

        The following table presents amounts and the percentages of net sales that items in the pro forma consolidated statements of operations constitute for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2002		2001
	(unaudited)		(unaudited)
Net sales by segment:
Lawn and Garden	$362,737	74.5%	$215,268	64.5%
Household	98,057	20.1%	93,468	28.0%
Contract	26,172	5.4%	24,806	7.5%

Total net sales	486,966	100.0%	333,542	100.0%

Operating costs and expenses:
Cost of goods sold	314,383	64.6%	201,906	60.5%
Selling, general and administrative expenses	94,849	19.4%	70,164	21.0%

Total operating costs and expenses	409,232	84.0%	272,070	81.5%

Operating income by segment:
Lawn and Garden	48,943	10.1%	36,006	10.8%
Household	26,813	5.5%	23,591	7.1%
Contract	1,978	0.4%	1,875	0.6%

Total operating income	77,734	16.0%	61,472	18.5%
Interest expense, net	25,590	5.3%	29,934	9.0%

Income before income tax expense	52,144	10.7%	31,538	9.5%
Income tax expense	11,500	2.4%	9,805	2.9%

Net income	$40,644	8.3%	$21,733	6.6%

        Pro Forma Net Sales.    Pro forma net sales represent gross sales less any applicable customer discounts from list price, customer returns and promotion expense through cooperative programs with retailers. Pro forma net sales increased $153.5 million, or 46.0%, to $487.0 million for the nine months ended September 30, 2002 from $333.5 million for the nine months ended September 30, 2001. The increase, primarily in our Lawn and Garden segment, was due to increases in sales of specific product lines described further below. This increase was partially offset by an increase in promotion expense and retailers maintaining lower inventory levels.

        Pro forma net sales in the Lawn and Garden segment increased $147.4 million, or 68.5%, to $362.7 million for the nine months ended September 30, 2002 from $215.3 million for the nine months ended September 30, 2001. Pro forma net sales of this segment increased due to increases in sales of Schultz, fertilizer and Spectracide® products. Pro forma net sales in the Household segment increased $4.6 million, or 4.9%, to $98.1 million for the nine months ended September 30, 2002 from $93.5 million for the nine months ended September 30, 2001. Pro forma net sales of this segment increased primarily due to increases in sales of our Cutter® and Hot Shot® brands and in our private label products. Pro forma net sales in the Contract segment increased $1.4 million, or 5.6%, to $26.2 million for the nine months ended September 30, 2002 from $24.8 million for the nine months ended September 30, 2001.

        Pro Forma Gross Profit.    Pro forma gross profit increased $40.9 million, or 31.1%, to $172.6 million for the nine months ended September 30, 2002 from $131.6 million for the nine months ended September 30, 2001. The increase in pro forma gross profit was primarily due to continued

increases in sales, coupled with favorable materials costs of key ingredients. As a percentage of pro forma net sales, pro forma gross profit decreased to 35.4% for the nine months ended September 30, 2002 from 39.5% for the nine months ended September 30, 2001. The decrease in pro forma gross profit as a percentage of pro forma net sales was primarily due to increased sales of our fertilizer brands which have lower margins than our other products.

        Pro Forma Selling, General and Administrative Expenses.    Pro forma selling, general and administrative expenses include all costs associated with the selling and distribution of product, product registrations, and administrative functions such as finance, information systems and human resources. Pro forma selling, general and administrative expenses increased $24.6 million, or 35.0%, to $94.8 million for the nine months ended September 30, 2002 from $70.2 million for the nine months ended September 30, 2001. The majority of the increase is related to supporting increased sales, especially of our Schultz and fertilizer brands. As a percentage of pro forma net sales, pro forma selling, general and administrative expenses decreased to 19.4% for the nine months ended September 30, 2002 from 21.0% for the nine months ended September 30, 2001. The decrease was primarily due to additional sales related to the fertilizer brands, with a lesser corresponding increase in selling, general and administrative expenses. Non-recurring change of control payments totaling $5.1 million paid to certain members of Schultz management have been excluded from the pro forma financial information.

        Pro Forma Operating Income.    Pro forma operating income increased $16.2 million, or 26.3%, to $77.7 million for the nine months ended September 30, 2002 from $61.5 million for the nine months ended September 30, 2001. The increase was due to the factors described above. As a percentage of pro forma net sales, pro forma operating income decreased to 16.0% for the nine months ended September 30, 2002 from 18.5% for the nine months ended September 30, 2001. The decrease was primarily in our Lawn and Garden segment due to lower margins on our Schultz and fertilizer products.

        Pro forma operating income in the Lawn and Garden segment increased $12.9 million, or 35.8%, to $48.9 million for the nine months ended September 30, 2002 from $36.0 million for the nine months ended September 30, 2001. Pro forma operating income of this segment increased due to increases in sales of Schultz, fertilizer and Spectracide® products. Pro forma operating income in the Household segment increased $3.2 million, or 13.6%, to $26.8 million for the nine months ended September 30, 2002 from $23.6 million for the nine months ended September 30, 2001. Pro forma operating income of this segment increased primarily due to increases in sales of our Cutter® and Hot Shot® brands and in our private label products. Pro forma operating income in the Contract segment increased $0.1 million, or 5.3%, to $2.0 million for the nine months ended September 30, 2002 from $1.9 million for the nine months ended September 30, 2001.

Liquidity and Capital Resources

        Our principal liquidity requirements are for working capital, capital expenditures and debt service under our senior credit facility and senior subordinated notes. We have historically utilized internally generated cash flow and proceeds from borrowings and issuance of common and preferred stock to meet ongoing working capital and capital expenditure requirements. As a result of our recapitalization in 1999, we have significantly increased cash requirements for debt service relating to our senior subordinated notes and senior credit facility. We had total debt outstanding, including obligations under capital leases, of $384.7 million as of September 30, 2002 and $351.8 million as of December 31, 2001. We believe internally generated cash flow from operations and, to the extent necessary, proceeds from borrowings under our revolving credit facility or from issuance of common and preferred stock will enable us to meet anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments for at least the next two years. However, we cannot ensure that sufficient cash flow will be generated from operations to repay the senior subordinated notes and amounts outstanding under our senior credit facility at maturity without requiring additional financing. Our ability to meet debt service and clean-down obligations and reduce debt will be dependent upon our future performance, which in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. Because a portion of our debt bears interest at floating rates, our financial condition is and will continue to be affected by changes in prevailing interest rates.

Operating Activities

        Cash flow provided by operating activities was approximately $60.9 million for the nine months ended September 30, 2002 and $26.2 million for the nine months ended September 30, 2001. The increase in cash flows provided by operating activities was primarily due to an increase in net income from our expanded product line, coupled with changes in operating assets and liabilities, both of which resulted from our merger with Schultz in May 2002 and our acquisition of various fertilizer brands in December 2001. Net cash used by operating activities fluctuates during the year as the seasonal nature of our sales results in a significant increase in working capital, primarily accounts receivable and inventory, during the first half of the year, with the second and third quarters being heavy periods of cash collection. Our acquisition of various fertilizer brands and our merger with Schultz do not change the seasonal nature of our working capital.

Investing Activities

        On May 9, 2002, one of our wholly owned subsidiaries completed a merger with and into Schultz, a manufacturer of horticultural products and specialty items, particularly for the indoor houseplant care segment of the market, and a distributor of charcoal, potting soil and soil conditioners. Schultz products are distributed primarily to retail outlets and nurseries throughout the United States and Canada. The merger was executed in order to achieve economies of scale and synergistic efficiencies. As a result of the merger, Schultz became one of our wholly owned subsidiaries. The total purchase price included cash payments of $38.3 million, including related acquisition costs, issuance of 600,000 shares of Class A voting common stock valued at $3.0 million and issuance of 600,000 shares of Class B non-voting common stock valued at $3.0 million.

        Our funding sources for the merger were as follows:

  •
  An additional $35.0 million add-on to Term Loan B of our senior credit facility. Our senior credit facility was amended to increase Term Loan B from $180.0 million to $215.0 million, increase the revolving credit facility from $80.0 million to $90.0 million and provide additional capital expenditure flexibility. We incurred $2.2 million in fees related to the amendment. The amendment did not change the existing covenants.

  •
  The issuance of 1,690,000 shares of Class A voting common stock to UIC Holdings, L.L.C. for $8.5 million and the issuance of 1,690,000 shares of Class B non-voting common stock to UIC Holdings, L.L.C. for $8.5 million. The issuance of shares to UIC Holdings, L.L.C. was a condition precedent to the amendment of our senior credit facility.

        On June 14, 2002, we consummated a strategic partnership with Bayer Corporation and Bayer Advanced, L.L.C. (together referred to herein as Bayer). The strategic partnership allows us to gain access to certain Bayer active ingredient technologies through a Supply Agreement and to perform certain merchandising services for Bayer through an In-Store Service Agreement. In connection with the strategic partnership, Bayer acquired a minority ownership interest, approximately 9.3% of our issued and outstanding common stock, under the terms of an Exchange Agreement in exchange for promissory notes due to Bayer from Pursell Industries, Inc. (Pursell) and the execution of the Supply and In-Store Service Agreements. Under the requirements of the agreements, Bayer will make payments to us which total $5.0 million annually for the next seven years.

        Under the terms of the Exchange Agreement, we have the right to repurchase the shares issued to Bayer upon termination of the In-Store Service Agreement. Termination of the In-Store Service Agreement can occur with or without cause. It is generally believed that the repurchase price per share would represent the fair market value of the shares at the time such repurchase option is exercised. In addition, Bayer has the right to put the shares received from us back to us under the terms of the Exchange Agreement. Bayer can terminate the Exchange Agreement within the first 36 months if we fail to meet certain performance guidelines as established in the Exchange Agreement. It is generally believed that the put price per share would represent the fair market value of the shares at the time such put option is exercised.

        In exchange for the promissory notes received from Bayer and the execution of the Supply and In-Store Service Agreements, we issued to Bayer 3,072,000 shares of Class A voting common stock valued at $15.4 million and 3,072,000 shares of Class B non-voting common stock valued at $15.4 million. We reserved for the entire face value of the promissory notes due to Bayer from Pursell as we did not believe they were collectible and an independent third party valuation did not ascribe any value to them.

        On October 3, 2002, we signed an asset purchase agreement to acquire certain assets from Pursell, which renamed itself U.S. Fertilizer subsequent to the agreement, for a cash purchase price of $12.1 million and forgiveness of the Pursell promissory notes described above, subject to final purchase price adjustments. The assets acquired included certain inventory, equipment at two of Pursell's facilities and real estate at one of the two facilities. The facilities acquired from Pursell, located in Orrville, Ohio and Sylacauga, Alabama, previously fulfilled, and are expected to continue to fulfill, over half of the Company's fertilizer manufacturing requirements.

        Also on October 3, 2002, we signed a tolling agreement with Pursell whereby Pursell will supply us with the remainder of our fertilizer needs. The tolling agreement requires us to be responsible for certain raw materials, capital expenditures and other related costs for Pursell to manufacture and supply us with fertilizer products. The agreement does not require a minimum volume purchase of Pursell's manufacturing services but does provide for a fixed monthly payment of $0.7 million through the term of the tolling agreement which expires on September 30, 2007. The agreement provides us with early termination rights without penalty. In addition, beginning on March 1, 2004 and on each anniversary thereafter, the fixed payment is subject to certain increases for labor, materials, inflation and other reasonable costs as outlined in the tolling agreement.

Financing Activities

        Our senior credit facility consists of a $90.0 million revolving credit facility, of which no borrowings were outstanding at September 30, 2002; a $75.0 million Term Loan A, of which $32.3 million was outstanding at September 30, 2002; and a $215.0 million Term Loan B, of which $198.0 million was outstanding at September 30, 2002. Our revolving credit facility and Term Loan A mature on January 20, 2005 and Term Loan B matures on January 20, 2006. The revolving credit facility is subject to a clean-down period during which the aggregate amount outstanding under the revolving credit facility shall not exceed $10.0 million for 30 consecutive days during the period August 1 and November 30 in each calendar year. At September 30, 2002, the clean-down period had been completed and no amounts were outstanding under the revolving credit facility, nor were there any compensating balance requirements. Our senior credit facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative covenants place restrictions on levels of investments, indebtedness, insurance and capital expenditures. Financial covenants require the maintenance of certain financial ratios at defined levels. At September 30, 2002, we were in compliance with all covenants. While we do not anticipate an event of non-compliance in the immediate future, the effect of non-compliance would require us to request a waiver or an amendment to our senior credit facility. The result of amending our senior credit facility could result in changes to our borrowing capacity or the effective interest rates of the senior credit facility. Under the covenants, interest rates on the revolving credit facility, Term Loan A and Term Loan B range from 2.50% to 4.00% above LIBOR depending on certain financial ratios. Unused commitments under the revolving credit facility are subject to a 0.5% annual commitment fee. LIBOR was 1.82% at September 30, 2002.

        On February 13, 2002, we received approval from our banking syndicate to amend our senior credit facility. The amendment increased Term Loan B from $150.0 million to $180.0 million and provided additional capital expenditure flexibility. On May 8, 2002, we received approval from our banking syndicate to amend our senior credit facility. The amendment increased Term Loan B from $180.0 million to $215.0 million, increased our revolving credit facility from $80.0 million to $90.0 million and provided additional capital expenditure flexibility. On November 4, 2002, we received approval from our banking syndicate to amend our senior credit facility. The amendment provided us with greater flexibility with regard to derivative and hedging activities.

        We have not entered into any off-balance sheet arrangements or obligations other than operating leases, which are not material to our consolidated financial condition or results of operations.

Capital Expenditures

        Capital expenditures relate to the enhancement of our existing facilities and the construction of additional capacity for production and distribution. Cash used for capital expenditures for the remainder of fiscal 2002 is expected to be less than $8.5 million. During the nine months ended September 30, 2002, we used $38.3 million of cash to partially finance our merger with Schultz.

Certain Trends and Uncertainties

        Our business is highly seasonal because our products are used primarily in the spring and summer. For the past two years, approximately 75% of our net sales have occurred in the first and second quarters. Our working capital needs, and correspondingly our borrowings, peak near the end of the first quarter.

Recently Issued Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

        We are exposed to market risks relating to changes in interest rates. We do not enter into derivatives or other hedging arrangements for trading or speculative purposes. We periodically enter into financial instruments to manage and reduce the impact of changes in interest rates. At September 30, 2002, we did not utilize any derivative or hedging instruments.

        Interest rates on our revolving credit facility, Term Loan A and Term Loan B range from 2.50% to 4.00% above LIBOR depending on certain financial ratios. LIBOR was 1.82% on September 30, 2002.

Exchange Rates

        We do not currently use derivatives or other hedging instruments to manage or reduce the risk of foreign currency exposure as nearly all of our foreign currency transactions are denominated in United States dollars.

Commodity Prices

        We utilize various commodity and specialty chemicals in our production process. Purchasing procedures and arrangements with major vendors and customers serve to mitigate our exposure to price changes in commodity and specialty chemicals. In addition, we periodically enter into derivative or hedging agreements to manage and reduce the impact of changes in raw materials price fluctuations. We do not enter into derivatives or other hedging arrangements for trading or speculative purposes. As of September 30, 2002, we did not utilize any derivative or hedging instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the Evaluation Date) within 90 days before the filing date of this report, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to us and our consolidated subsidiaries required to be included in our periodic filings under the Exchange Act.

Changes in Internal Controls

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        We have no reportable legal proceedings in the current period. We are involved from time to time in routine legal matters and other claims incidental to our business. When it appears probable in management's judgment that we will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, liabilities are recorded in the consolidated financial statements and charges are made against earnings. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Merger with Schultz Company

        On May 9, 2002, one of our wholly owned subsidiaries completed a merger with and into Schultz, a manufacturer of horticultural products and specialty items, particularly for the indoor houseplant care segment of the market, and a distributor of charcoal, potting soil and soil conditioners. The total purchase price included cash payments of $38.3 million, including related acquisition costs, issuance of 600,000 shares of Class A voting common stock valued at $3.0 million and issuance of 600,000 shares of Class B non-voting common stock valued at $3.0 million.

        Our funding sources for the merger were as follows: an additional $35.0 million add-on to Term Loan B of our senior credit facility, the issuance of 1,069,000 shares of Class A voting common stock to UIC Holdings, L.L.C. for $8.5 million and the issuance of 1,069,000 shares of Class B non-voting common stock to UIC Holdings, L.L.C. for $8.5 million. The issuance of shares to UIC Holdings, L.L.C. was a condition precedent to the amendment of our senior credit facility.

        The issuance of the shares of our common stock in connection with the transactions described above was exempt from the registration provisions of the Securities Act of 1933, pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering, based on the fact that the common stock was offered and sold to accredited investors who had access to our financial and other relevant data.

Strategic Partnership with Bayer Corporation

        On June 14, 2002, we consummated a strategic partnership with Bayer. In connection with the strategic partnership, Bayer acquired a minority ownership interest, approximately 9.3% of our issued and outstanding common stock, under the terms of an Exchange Agreement in exchange for promissory notes due to Bayer from Pursell and the execution of a Supply Agreement and In-Store Service Agreement.

        In exchange for the promissory notes received from Bayer and the execution of the Supply and In-Store Service Agreements, we issued to Bayer 3,072,000 shares of Class A voting common stock valued at $15.4 million and 3,072,000 shares of Class B non-voting common stock valued at $15.4 million. We reserved for the entire face value of the promissory notes due to Bayer from Pursell as we did not believe they were collectible and an independent third party valuation did not ascribe any value to them. In connection with the asset purchase agreement consummated with Pursell on October 3, 2002, the promissory notes described above that were due to us from Pursell were forgiven.

        The issuance of the shares of our common stock in connection with the transaction described above was exempt from the registration provisions of the Securities Act of 1933, pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering, based on the fact that the common stock was offered and sold to an accredited investor who had access to our financial and other relevant data.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

Exhibit Number	Exhibit Description
10.35	Amendment No. 7 dated as of September 30, 2002 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities L.L.C. (formerly known as NationsBanc Montgomery Securities L.L.C.) and Morgan Stanley Senior Funding, Inc., Canadian Imperial Bank of Commerce.
10.36
Amendment No. 8 dated as of November 4, 2002 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities L.L.C. (formerly known as NationsBanc Montgomery Securities L.L.C.) and Morgan Stanley Senior Funding, Inc., Canadian Imperial Bank of Commerce.
(b)
Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INDUSTRIES CORPORATION, registrant
Dated: November 12, 2002	By:	/s/ DANIEL J. JOHNSTON
		Name:	Daniel J. Johnston
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

        I, Robert L. Caulk, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of United Industries Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By:	/s/ ROBERT L. CAULK Robert L. Caulk President and Chief Executive Officer

        I, Daniel J. Johnston, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of United Industries Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By:	/s/ DANIEL J. JOHNSTON Daniel J. Johnston Executive Vice President and Chief Financial Officer