Form 10-K
period 2002-12-31
UNITED INDUSTRIES CORP
filed 2003-03-20
CIK 1083200

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-76055

UNITED INDUSTRIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1025604 (I.R.S. Employer Identification Number)
2150 Schuetz Road St. Louis, Missouri 63146 (Address of principal executive office, including zip code)
(314) 427-0780 (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of common stock held by non-affiliates is not determinable because there is no established public market for the registrant's common stock.

        As of February 28, 2003, the registrant had 33,188,000 Class A voting and 33,188,000 Class B nonvoting shares of common stock outstanding and 37,600 nonvoting shares of Class A preferred stock outstanding.

        Documents incorporated by reference: None

UNITED INDUSTRIES CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report contains forward-looking statements. These statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included in this Annual Report, including statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, projections, plans and objectives of management, are forward-looking statements. When used in this Annual Report the words "will," "believe," "plan," "may," "strategies," "goals," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date they were made. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved.

        Our actual results could differ significantly from the results discussed in the forward-looking statements contained in this Annual Report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Exhibit 99.1 to this Annual Report and elsewhere in this Annual Report.

TRADEMARKS

        Spectracide®, Spectracide Triazicide™, Spectracide Terminate®, Hot Shot®, Garden Safe™, Schultz®, Expert Gardener®, Rid-a-Bug®, Bag-a-Bug®, Real-Kill®, No-Pest®, Repel®, Gro Best®, Vigoro®, Sta-Green® and Bandini® are our trademarks and trade names. We also license certain Cutter®trademarks from Bayer A.G. and certain Peters® and Peters Professional® trademarks from The Scotts Company. Other trademarks and trade names used in this Annual Report are the property of their respective owners.

PART I

ITEM 1.    BUSINESS.

        Except as otherwise required by the context, references in this Annual Report to "United," the "company," "we," "us" and "our" each refers to United Industries Corporation and its consolidated subsidiaries.

        Operating as Spectrum Brands, we are the leading manufacturer and marketer of value-oriented products for the consumer lawn and garden care and insect control markets in the United States. Under a variety of brand names, we manufacture and market one of the broadest lines of pesticides in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents, fertilizers, growing media and soils. Our value brands are targeted toward consumers who want products and packaging that are comparable or superior to, and at lower prices than, premium-price brands, while our opening price point brands are designed for cost conscious consumers who want quality products. Our products are marketed to mass merchandisers, home improvement centers, hardware chains, nurseries and garden centers. Our three largest customers are The Home Depot, Lowe's and Wal*Mart, which are leading and fast growing retailers in our larger segments. During the year ended December 31, 2002, we had net sales of $480.0 million and operating income of $61.2 million.

        During the third quarter of 2002, we began reporting operating results using three reportable segments:

  •
  Lawn and Garden (73% of 2002 net sales). This segment includes dry, granular slow-release lawn fertilizers, lawn fertilizer combined with lawn control products, herbicides, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils and other growing media products, and insecticide products. This segment includes, among others, our Spectracide, Garden Safe, Schultz, Vigoro, Sta-Green, Real-Kill and No-Pest brands.

  •
  Household (23% of 2002 net sales). This segment includes household insecticides and insect repellents that allow consumers to repel insects and maintain a pest-free household. This segment includes our Hot Shot, Cutter and Repel brands, as well as a number of private label and other products.

  •
  Contract (4% of 2002 net sales). This segment includes our non-core products and various compounds and chemicals, such as cleaning solutions and other consumer products.

        We compete in the $2.8 billion consumer lawn and garden retail markets and are benefiting from a shifting of consumer preferences toward value-oriented products. We believe a key growth factor in the lawn and garden retail market is the aging of the United States population, as consumers over the age of forty-five represent the largest segment of lawn and garden care product users and typically have more leisure time and higher levels of discretionary income than the general population. We also believe the growth in the home improvement center and mass merchandiser channels has increased the popularity of do-it-yourself activities, including lawn and garden projects.

Competitive Strengths

        Our success is based on the following competitive strengths:

        Strong Relationships with Leading and Fast Growing Retailers.    Through our ability to "add value" for our retail customers, we have developed strong relationships with a number of leading national home centers and mass merchandisers. Three such retailers are our three largest customers—The Home Depot, Lowe's and Wal*Mart. These retailers each hold significant positions in the lawn and garden and household categories in which we compete and have together opened over 1,100 new stores in the last three years. As a result, we have been able to significantly increase our sales as these retailers have added new stores and captured greater market share.

        "One-Stop" Supplier.    We offer a broad product line of the value-oriented products that consumers demand as an alternative to premium-priced products. This product breadth, enhanced by our ability to create innovative products and to acquire and integrate products and businesses, improves our ability to be a "one-stop" supplier of branded, value-oriented products in both the lawn and garden and household categories for our customers.

        In-Store Category Management.    We believe that our one-step distribution process, in which most shipments are made directly from our facilities to retail stores, and our direct in-store sales force enables us to manage customer relationships on a store-by-store basis better than other suppliers and helps us compete aggressively with premium-priced suppliers for shelf space. Our sales representatives visit most home center locations on a weekly basis to merchandise shelf space, collect market data and educate in-store personnel about our products. This process facilitates regionally appropriate, real-time marketing and promotional decisions, helping to maximize store-level sales and profitability for categories which have a high degree of sensitivity to local weather patterns. In addition, our sales force helps us to identify emerging trends and develop products to meet consumers' needs.

        Broad Technology Portfolio.    We have close relationships with key global active ingredient suppliers and have access to a broad portfolio of chemistry due to our significant presence in the pesticide market. This broad-based access to technology enables us to develop products that differentiate between our various opening-price point offerings and our nationally distributed value brands while offering product efficacy that is competitive with premium-priced products.

        Strong Management Team.    Our senior management team has extensive industry experience and has grown our business by developing and introducing new products, expanding our distribution channels and acquiring new brands and products, while improving our operating efficiencies.

Business Strategy

        We plan to build on our strengths and favorable industry trends to enhance our competitive position by implementing the following key elements of our business strategy:

        Enhance Relationships with Leading Retailers.    We seek to leverage our strong value brand position and operational expertise to continue to deliver more value to leading retailers than our competitors. We focus on enhancing retailers' profitability in selling our products by being a low-cost provider and leveraging our one-step distribution process. We are able to compete as a low-cost provider due to our efficient marketing programs, high level of vertical integration and significant distribution leverage. We currently manufacture and market opening price point brands for leading retailers such as Ace Hardware, Albertsons, Dollar General, The Home Depot, Lowe's, Target, Tru*Serv, Walgreens and Wal*Mart. We also believe our relationship as a supplier of "house brands" provides a basis for broadening our product offerings and we intend to seek out new strategies for enhancing our position with key customers.

        Leverage Our Operating Model.    We continually seek to build the strength of our distribution network and relationships with retailers. We have increased our sales and improved operating leverage by supplying complementary product lines to retailers. Our strategy is to continue to add new products either through new product development or by acquiring product lines.

  •
  Organic Growth: Our new product development strategy is to introduce innovative products that have superior performance, easy-to-understand packaging, value pricing and that are technologically differentiated. Since 1999, we have developed over 200 new products. For example, our introduction of the Spectracide Triazicide products propelled the Spectracide brand to a leading position in the home center channel in 2002.

  •
  Acquisitions: Our brand acquisition strategy is to selectively acquire product lines that can benefit from our position as a "house" supplier, strong distribution network, product development expertise, access to a broad technology portfolio and other competitive strengths. For example, we expect that the products we acquired in our Schultz Company merger and WPC Brands acquisition should benefit from our distribution leverage and certain of the acquired fertilizer brands should help us enhance our existing relationships with key customers.

        Maintain and Enhance Technological Strength.    We plan to continue to focus on building and maintaining a broad technology portfolio to enhance product differentiation and to maintain product efficacy. By increasing scale, we seek to leverage our relationships with global active ingredient suppliers to maintain and expand our technologically advanced product offerings, with a focus on exclusive chemistry and new technology.

        Focus and Coordinate Sales Efforts.    We have established four customer-focused platform teams that are comprised of dedicated executive, sales, marketing, supply chain and finance personnel. Three of these teams are located in the cities of our largest customers' headquarters while the fourth is based at our corporate headquarters to serve our other accounts. In addition, we have reorganized our direct retail sales force to improve service to key customers. This realignment, completed in 2002, allows us to provide separate, dedicated, individually tailored customer service to our key customers and should position us to respond more quickly and proactively to their specific needs.

        Increase Supply Chain Efficiency.    We plan to leverage our greater purchasing power for raw materials and active ingredients resulting from our organic growth and acquisitions to seek improved prices and terms from suppliers. In addition, we intend to selectively in-source or out-source products, based on the cost, quality and reliability of available alternatives. Toward that end, we recently improved costs and reliability by acquiring one fertilizer manufacturing plant and leasing another plant, which allows us to manufacture much of our granular fertilizer product, as opposed to relying on outsourcing arrangements.

Industry Overview

        Retail sales of consumer lawn and garden products in the United States totaled approximately $2.8 billion during the year ended December 31, 2002. We believe that the industry will continue to grow over the next several years due to favorable demographic trends. According to a national, independent gardening survey conducted in 2001, approximately 85 million households in the United States, or 80% of all households in the United States, participate in some form of lawn and garden care activity. Moreover, consumers over the age of forty-five represent the largest segment of lawn and garden care product users and have more leisure time and higher levels of discretionary income than the general population. As the baby boom generation ages, this segment is expected to grow at a faster rate than that of the total population. We believe that this demographic trend is likely to increase the number of lawn and garden care product users which will contribute to continued growth of the industry.

Our History

        We were founded in 1969 and incorporated as a Delaware corporation in 1973. On January 20, 1999, UIC Holdings, L.L.C., which is owned by Thomas H. Lee Equity Fund IV, L.P. and its affiliates and some members of the management at that time, acquired substantially all of our capital stock in a recapitalization transaction. UIC Holdings, L.L.C. currently is the beneficial owner of approximately 84% of our capital stock on a fully diluted basis.

        Acquisition of Brands.    In 1973, we acquired the assets of Spray Chem, a contract manufacturer of liquid and aerosol insecticides and herbicides. In 1985, we acquired Real-Kill and entered into the manufacture and distribution of branded products. In 1988, we formed our core businesses through the acquisition of certain assets of various businesses of Chesebrough-Ponds. The acquired brands included Spectracide, Hot Shot, Rid-a-Bug, Bag-a-Bug and No-Pest. The acquisition of these brands expanded our products to include a wide array of value-oriented indoor and outdoor pesticides. In 1994, we acquired assets and licensing rights relating to Cutter from Miles, Inc. In 1995, we acquired assets from Alljack Company and Celex Corporation, including certain licensing rights and certain manufacturing rights of Kmart's opening price point brands.

        On December 17, 2001, we advanced our strategic plan for growth in the consumer lawn and garden category by acquiring leading consumer fertilizer brands Vigoro, Sta-Green and Bandini, as well as acquiring licensing rights to the Best line of fertilizer products. These brands, which were formerly owned by or licensed to Pursell Industries, Inc., complement our consumer lawn, garden and insect control products.

        Schultz Company.    On May 9, 2002, a wholly owned subsidiary of the company merged with Schultz, a manufacturer of horticultural products and specialty items and a distributor of potting soil, soil conditioners and charcoal. Schultz products are distributed primarily to retail outlets throughout the United States and Canada. The merger was executed to achieve economies of scale and synergistic efficiencies. As a result of the merger, Schultz became a wholly owned subsidiary of ours. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Acquisitions."

        WPC Brands, Inc.    On December 6, 2002, we acquired WPC Brands, a manufacturer and distributor of various leisure-time consumer products, including a full line of insect repellants, institutional healthcare products and other proprietary and private label products. The acquisition was executed to enhance our insect repellent product lines and to strengthen our presence at major customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Acquisitions."

        Strategic Relationship with Bayer.    On June 14, 2002, we and Bayer Corporation and Bayer Advanced, L.L.C. (together referred to herein as Bayer) consummated a strategic transaction. The strategic transaction allows us to gain access to certain Bayer active ingredient technologies through a Supply Agreement and to perform certain merchandising services for Bayer through an In-Store Service Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Strategic Transactions."

        Pursell Transaction.    On October 3, 2002, we signed an asset purchase agreement to acquire certain assets from Pursell. The assets acquired included certain inventory, equipment at two of Pursell's facilities and real estate at one of the two facilities. These facilities, located in Orrville, Ohio and Sylacauga, Alabama, previously fulfilled, and are expected to continue to fulfill, over half of our fertilizer manufacturing requirements.

        Also on October 3, 2002, we signed a tolling agreement with Pursell, whereby Pursell will supply us with the remainder of our fertilizer needs. The tolling agreement requires us to be responsible for all raw materials, certain capital expenditures and other related costs for Pursell to manufacture and supply us with fertilizer products. The agreement provides us with early termination rights without penalty upon a breach of the agreement by Pursell or upon our payment of certain amounts as set forth therein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Strategic Transactions."

Products

        Under a variety of brand names, we manufacture and market one of the broadest lines of pesticides in our industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents and fertilizers, growing media and soils. Most of our products are value oriented products, such as value brands and opening price point brands. Our value brands are targeted toward consumers who want products and packaging that are comparable or superior to, and at lower prices than, premium-priced brands, while our opening price point brands are designed for cost conscious consumers who want quality products. The following is a description of each of our major products by segment:

Lawn and Garden

        Our Lawn and Garden segment includes a broad line of brands and a variety of other value and private label products. Below is a description of some of these brands and products:

  •
  Spectracide.    The Spectracide product line primarily consists of outdoor insect control products and herbicides, but it also includes indoor insect control products, specialty items such as plant disease control and rose care products and regional products such as fire ant killer and Japanese beetle traps.

  •
  Garden Safe.    Launched in 2002, the Garden Safe brand represents a broad line of lawn and garden products for environmentally conscious consumers.

  •
  Schultz.    The Schultz brand represents a wide array of lawn and garden, plant care, potting soils and other growing media products.

  •
  Vigoro.    Vigoro has a broad line of lawn and garden fertilizers. The product was established in 1924 and has been sold exclusively to The Home Depot since 1996.

  •
  Sta-Green.    Sta-Green has a complete line of lawn and garden fertilizers and value-added soils. The product was established in 1904 and has primarily been sold to Lowe's since 1996 and also to select, typically smaller, lawn and garden distributors.

  •
  Real-Kill.    In 1997, we repositioned Real-Kill by re-launching the brand almost exclusively at The Home Depot as its opening price point brand. It is now also sold at other retailers and consists of various indoor and outdoor pesticide and rodenticide products.

  •
  No-Pest.    In 1997, we introduced No-Pest exclusively at Lowe's as its opening price point brand. The brand consists of various indoor and outdoor pesticide products.

  •
  Other Value Brands.    We also manufacture and market regional value brands and private label products for many other retailers and produce pesticides and other chemicals under contracts for other customers.

Household

        We sell a broad range of household insecticides and insect repellents and a number of private label and other products. Below is a description of these brands and products.

  •
  Hot Shot.    The Hot Shot product line consists of household insecticides, including items such as roach and ant killers, flying insect killers, foggers, wasp and hornet killers, flea control products, and roach and ant baits.

  •
  Cutter.    The Cutter product line provides protection from insects, especially mosquitoes, through various aerosol and direct application products, as well as citronella candles, torches and coils.

    We offer a variety of products, including those marketed especially for use on all members of the family, including children.

  •
  Repel.    The Repel brand was obtained through our acquisition of WPC Brands and offers an array of personal insect repellent products marketed primarily to outdoorsmen.

Contract

        The Contract segment includes our non-core products and various compounds and chemicals, such as cleaning solutions and other consumer products.

Customers

        We sell our products through all major retail channels, including home improvement centers, mass merchandisers, hardware stores, grocery and drug stores, wholesale clubs and garden centers. We are heavily dependent on The Home Depot, Lowe's and Wal*Mart for a substantial portion of our sales. The sales to these customers, as a percentage of net sales, were:

	Year Ended December 31,
	2002	2001	2000
The Home Depot	33%	25%	24%
Lowe's	23%	22%	19%
Wal*Mart	18%	17%	16%

Total	74%	64%	59%

        We manufacture and supply products to hundreds of customers representing more than 70,000 retail stores across the United States and in select locations of Canada, Puerto Rico and the Caribbean. Our strong position in the home improvement center and mass merchandiser channels is a key element to our past and future success.

Seasonality

        Our business is highly seasonal because our products are used primarily in the spring and summer seasons. For the past three years, approximately 69% of our net sales have occurred in the first and second quarters, resulting in higher net revenues and results of operations during those quarters. Our working capital needs, and correspondingly our borrowings, generally peak in the first and second quarters of each year.

Backlog

        Our backlog was $2.5 million as of December 31, 2002 and $0.3 million as of December 31, 2001. However, we do not believe that our backlog is a meaningful indicator of expected sales because of the short lead time between order entry and shipment. We expect our backlog to be filled within each approaching season, but there can be no assurance that backlog at any point in time will translate into sales in any particular subsequent period.

Sales and Marketing

        We conduct sales activities through our exclusive direct sales force, which consists of market sales managers and merchandisers and area sales managers. Market sales managers typically visit accounts weekly to merchandise shelves. In addition, we support certain products through employing a seasonal in-store sales force.

        Our marketing team leads our new product development process and develops consumer support plans to help drive sales through our distribution network. To promote our products to consumers, we advertise using television, radio and print media, develop consumer promotions and engage in market research efforts.

Research and Development

        We spent $1.3 million in 2002, $2.4 million in 2001 and $1.0 million in 2000 on research and development activities. Our research and development focuses on applied research using the strength and knowledge of our active ingredient suppliers and strategic active ingredient partners. We have developed over 200 new products since 1999.

Raw Materials and Suppliers

        The primary components of our products include various specialty chemicals and packaging materials. We obtain raw materials from various suppliers and we currently consider our array of alternative vendors to be adequate. No single vendor is considered to be essential to our operations and we have never experienced a significant interruption of supply. Several of our agreements with suppliers provide for price adjustments and some agreements provide exclusivity rights, subject to certain conditions.

Competition

        Each of our segments operate in highly competitive markets and compete against a number of national and regional brands. We believe the principal factors by which we compete are product quality and performance, value, brand strength and marketing. Our principal national competitors for our Lawn and Garden and Household segments include: The Scotts Company, which markets lawn and garden products under the Scotts®, Ortho®, Roundup®, Miracle-Gro® and Hyponex® brand names; S.C. Johnson & Son, Inc., which markets insecticide and repellent products under the Raid® and OFF!® brand names; Bayer A.G., which markets lawn and garden products under the Bayer Advantage® brand name; Central Garden & Pet Company, which markets insecticide and garden products under the AMDRO® and IMAGE® brand names; The Clorox Company, which markets products under the Combat® and Black Flag® brand names; and The Servicemaster Company, which markets lawn care, tree and shrub services under the TruGreenSM, ChemLawnSM and BarefootSM service marks. In our Contract segment, we compete against a diverse group of companies. Some of our competitors in each segment have substantially greater financial resources and research departments than we do.

Intellectual Property

        We own and operate using a substantial number of trademarks and trade names including the following: Spectracide, Spectracide Triazicide, Spectracide Terminate, Hot Shot, Garden Safe, Schultz, Rid-a-Bug, Bag-a-Bug, Real-Kill, No-Pest, Repel, Gro Best, Vigoro, Sta-Green and Bandini, as well as the licensing rights to the Best line of fertilizer products. We also license certain Cutter trademarks from Bayer A.G. and certain Peters and Peters Professional trademarks from The Scotts Company. These licenses are royalty-free, perpetual and exclusive.

Employees

        As of December 31, 2002, we had approximately 725 full-time employees. Approximately 300 of our employees are covered by a collective bargaining agreement with the Finishers, Maintenance Painters, Industrial and Allied Workers Local Union 980, AFL-CIO which expires in August 2005. We consider our current relationship with our employees, both unionized and non-unionized, to be good.

Environmental and Regulatory Considerations

        We are subject to federal, state, local and foreign laws and regulations governing environmental matters. Our manufacturing operations are subject to requirements to regulate air emissions, wastewater discharge, waste management and cleanup of contamination. Based on assessments conducted by independent environmental consultants, we believe we are generally and materially in compliance with these requirements and have no material environmental liabilities. We may be subject to fines or penalties if we fail to comply with these environmental laws and regulations. We do not anticipate any material capital expenditures for environmental controls in 2003 and 2004.

        Our pesticide products must be reviewed and registered by the U.S. EPA and similar state agencies or, in foreign jurisdictions, by foreign agencies, before they can be marketed. We devote substantial resources to maintaining compliance with these registration requirements. However, if we fail to comply with the regulatory requirements, registration of the affected pesticide could be suspended or canceled, and we could be subject to fines or penalties. Additionally, under the Food Quality Protection Act of 1996, the U.S. EPA is in the process of re-registering all pesticides and is requiring active ingredient suppliers and formulators to supply the U.S. EPA with additional data regarding their pesticides. Where possible, we are coordinating with trade associations and suppliers to reduce the costs of developing this data. While we can not estimate the ultimate costs of these activities nor can we control the scope of information that may be required by the U.S. EPA, we currently estimate that the costs associated with these activities could total approximately $0.2 million annually for the next several years.

        Our fertilizer products must be reviewed and registered by each state prior to sale. Each state typically reviews the weight of the product and the accuracy of the analysis statement on the packaging. Other consumer products we market are subject to the safety requirements of the Consumer Product Safety Commission. If we fail to comply with any of these requirements, we could be suspended or prohibited from marketing the related product.

        Our healthcare products and packaging materials are subject to regulations administered by the Food and Drug Administration (FDA). Among other things, the FDA enforces statutory prohibitions against misbranded and adulterated products, establishes ingredients and manufacturing procedures for certain products, establishes standards of identity for certain products, determines the safety of products and establishes labeling standards and requirements. In addition, various states regulate these products by enforcing federal and state standards of identity for selected products, grading products, inspecting production facilities, and imposing their own labeling requirements.

        As of December 31, 2002, we believe we were substantially in compliance with applicable environmental and regulatory requirements.

Financial Information about Segments

        For information concerning our operating results by segment, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 18 of the Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

ITEM 2.    PROPERTIES.

        Our primary facilities are as follows:

Location	Approximate Area of Square Feet	Lease Expiration (or Ownership)	Primary Business Segment Served	Description
St. Louis, MO(1)	79,200	12/13/12	All	Corporate headquarters.
Vinita Park, MO—Plant I	32,800	Year-to-year through 12/31/05	Household and Contract	Production facility.
Vinita Park, MO—Plant II	86,000	Year-to-year through 12/31/10	All	Production facility.
Vinita Park, MO—Plant III	88,000	Year-to-year through 12/31/10	Household	Production facility and warehouse.
Vinita Park, MO	86,000	Year-to-year through 12/31/10	All	Warehouse.
Bridgeton, MO(2)	75,000-150,000	7/31/03	All	Temporary storage.
Bridgeton, MO(3)	403,200	12/31/12	All	Distribution center.
Orrville, OH	30,420	Own	Lawn and Garden	Production facility.
Orrville, OH	20,000	Own	Lawn and Garden	Distribution center.
Homesville, OH	100,000-260,000	11/30/04	Lawn and Garden	Storage.
Sylacauga, AL	35,000	Month-to-month	Lawn and Garden	Production facility.
Sylacauga, AL	71,000	10/02/06	Lawn and Garden	Distribution center.
Jackson, WI	75,000	2/28/07	Household and Contract	Production facility.
Earth City, MO	153,000	1/31/15	Lawn and Garden	Distribution center.
Allentown, PA	40,000	10/31/04	All	Distribution center.
Gainesville, GA	126,000	11/30/06	All	Distribution center.
Ontario, CA	61,000	12/31/05	All	Distribution center.

(1)
During December 2002 and January 2003, we moved corporate personnel from three local locations into our new corporate headquarters.

(2)
Approximate square feet increases from 75,000 square feet during non-peak seasons to 150,000 square feet during peak seasons.

(3)
During December 2001, we finalized the consolidation of three local warehouses into this location. We recorded a $3.5 million charge during the fourth quarter of 2001 related to the warehouse consolidation project, primarily attributable to facility exit costs and resultant duplicate rent payments in 2002.

        We believe our current facilities are generally well maintained and provide adequate production and distribution capacity for future operations. Our facilities primarily manufacture five types of product categories: aerosols, liquids, baits, water-soluble fertilizers, and granular fertilizers. Our typical manufacturing process consists of four stages: batch, fill, label and pack. We currently operate aerosol, liquid, bait, water-soluble fertilizer and granular fertilizer production lines. Our production lines are flexible and can operate at a variety of filling speeds and produce multiple shipping configurations. We also selectively outsource the manufacturing of certain of our products to contract manufacturers. Periodically, we evaluate the need to reposition our portfolio of products and facilities to meet the needs of the changing markets we serve.

ITEM 3.    LEGAL PROCEEDINGS.

        We are involved from time to time in routine legal matters and other claims incidental to the business. When it appears probable in management's judgment that we will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, liabilities are recorded in the consolidated financial statements and charges are recorded against earnings. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of the security holders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

        We do not have publicly traded common stock. In addition, we have not historically paid dividends on common stock, nor do we presently intend to pay dividends in the foreseeable future. It is presently anticipated that earnings will be retained and reinvested to support the growth of our business. The payment of future dividends, if any, on common shares will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. As of February 28, 2003, there were 47 stockholders of record.

ITEM 6.    SELECTED FINANCIAL DATA.

        The selected historical financial data as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 have been prepared from our audited consolidated financial statements included elsewhere in this Annual Report. The historical financial data as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998 have been derived from audited financial statements which do not appear herein. When reading this selected historical financial data, it is important that you read along with it the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," all of which are included elsewhere in this Annual Report.

	Year Ended December 31,
	2002(1)	2001	2000	1999	1998
	(dollars in thousands)
Statement of Operations Data:
Net sales before promotion expense	$521,286	$297,776	$288,618	$304,048	$282,676
Promotion expense	41,296	24,432	22,824	19,572	31,719

Net sales	479,990	273,344	265,794	284,476	250,957
Operating costs and expenses:
Cost of goods sold(2)(3)	305,644	148,371	146,229	150,344	140,445
Selling, general and administrative expenses	113,162	74,689	69,099	80,496	61,066
Facilities and organizational rationalization(3)	—	5,550	—	—	—
Dursban related expenses(4)	—	—	8,000	—	—
Recapitalization transaction fees(5)	—	—	—	10,690	—
Change of control bonuses(6)	—	—	—	8,645	—
Severance charge(6)	—	—	—	2,446	—
Litigation charges(7)	—	—	—	1,647	2,321

Total operating costs and expenses	418,806	228,610	223,328	254,268	203,832

Operating income	61,184	44,734	42,466	30,208	47,125
Interest expense, net	32,410	35,841	40,973	35,223	1,106

Income (loss) before provision for income taxes, discontinued operations and extraordinary item	28,774	8,893	1,493	(5,015)	46,019
Income tax expense	3,438	2,167	134	4,257	992

Income (loss) from continuing operations, before extraordinary item(8)	$25,336	$6,726	$1,359	$(9,272)	$45,027

Preferred stock dividends	$6,880	$2,292	$320	$—	—

Net income (loss) available to common stockholders(9)	$18,456	$4,434	$1,039	$(11,597)	$46,741

Other Financial Data:
Cash flows from continuing operating activities	$37,858	$25,035	$10,793	$24,504	$47,615
Cash flows used for continuing investing activities	(68,250)	(45,416)	(3,950)	(3,038)	(3,628)
Cash flows used for continuing financing activities	40,710	20,381	(6,843)	(21,466)	(45,940)
EBITDA(10)	71,424	49,652	47,727	34,923	50,963
Depreciation and amortization(11)	10,240	4,918	5,261	4,715	3,838
Capital expenditures(12)	10,450	7,916	3,950	3,038	3,628
Ratio of earnings to fixed charges(13)	1.5x	1.2x	1.0x	0.9x	17.6x
Balance Sheet Data (end of period):
Cash and cash equivalents	$10,318	$—	$—	$—	$—
Working capital(14)	50,149	19,703	29,892	22,938	30,042
Total assets	386,003	272,556	234,894	241,878	94,161
Total debt, including capital lease	404,936	351,768	354,301	369,255	4,645
Stockholders' equity (deficit)	(96,236)	(144,417)	(170,763)	(186,802)	58,257

(1)
Our historical operating results for the year ended December 31, 2002 include the operating results of Schultz from May 9, 2002, the date of the merger, and WPC Brands from December 6, 2002, the date of acquisition.

(2)
Cost of goods sold for the year ended December 31, 2002 includes a $1.5 million inventory write-up for inventory recorded at fair value in connection with the Schultz merger in May 2002.

(3)
During the year ended December 31, 2001, we recorded an $8.5 million charge, of which $5.6 million was recorded in facilities and organizational rationalization, $2.7 million was recorded in cost of goods sold, and $0.2 million was recorded in selling, general and administrative expenses.

(4)
During the year ended December 31, 2000, the U.S. EPA and manufacturers of the active ingredient chlorpyrifos including Dow AgroSciences L.L.C. which sold chlorpyrifos to us under the trademark "Dursban™," entered into a voluntary agreement that provided for withdrawal of virtually all residential uses of chlorpyrifos in pesticide products. Formulation of chlorpyrifos products intended for residential use ceased by December 1, 2000 and formulators discontinued the sale of such products to retailers after February 1, 2001. Retailers were not allowed to sell chlorpyrifos products after December 31, 2001. Accordingly, a charge of $8.0 million was recorded in September 2000 for costs associated with this agreement, including customer markdowns, inventory write-offs and related disposal costs. All of our accrued costs associated with this agreement and additional amounts totaling under $0.1 million were incurred by December 31, 2002.

(5)
During the year ended December 31, 1999, we recorded $31.3 million in fees and expenses associated with the recapitalization. Fees and expenses that were specifically identified as relating to the issuance of debt were capitalized and are being amortized over the remaining term of the debt as interest expense. The fees and expenses relating to the equity transactions were charged directly to equity. Other transaction fees were allocated between debt and recapitalization transaction fees expense based on our estimate of the related activities.

(6)
During the year ended December 31, 1999, we recorded various charges as follows: (i) change of control bonuses paid to certain members of senior management amounting to $8.6 million; and (ii) $2.4 million of severance charges incurred as a result of the termination of our former President and Chief Executive Officer and Senior Vice President, Sales.

(7)
During the year ended December 31, 1999, we recorded $1.5 million of litigation charges to primarily reserve for the expected cost of an adverse judgment on a counterclaim filed by defendants in the case of United Industries Corporation vs. John Allman, Craig Jackman et al. This case was settled in July 1999. In 1998, we recorded litigation charges of $2.3 million related to two separate lawsuits. In March 1998, a judgment was entered against us in a lawsuit filed by the spouse of a former employee claiming benefits from a United-owned key man life insurance policy. We recorded a charge of $1.2 million for this case in the first quarter of 1998 and an additional $0.1 million in the fourth quarter of 1999. We also incurred costs pertaining to certain litigation concerning the advertising of our Spectracide Terminate product for which a settlement was negotiated. Costs related to this case amounted to $1.1 million.

(8)
Does not reflect the elimination of stockholder salaries and certain fringe benefits that were in effect prior to the recapitalization and were reflective of the private ownership structure that existed prior to the recapitalization, offset by the salary and fringe benefit structure that was implemented with the recapitalization. During the year ended December 31, 1998, we reported discontinued operations and an extraordinary item.

(9)
During the year ended December 31, 1999, we incurred an extraordinary loss from early extinguishment of debt, net of a $1.4 million income tax benefit, in the amount of $2.3 million. During the year ended December 31, 1998, we had income from a discontinued operation, net of tax, of $1.7 million.

(10)
EBITDA represents income from continuing operations before interest expense, net, income tax expense, depreciation and amortization. We have included information concerning EBITDA as a measure of liquidity because we believe certain investors use it as one measure of historical ability to fund operations and meet financial obligations. However, EBITDA is not presented to represent cash flow from operations as defined by accounting principles generally accepted in the United States, nor does management recommend that it be used as an alternative to, or superior measure of, operating income or income from continuing operations as an indicator of our operating performance, cash flow as a measure of liquidity or our ability to repay our debt obligations. We have provided below a reconciliation of EBITDA to cash flows from operating activities since we deem that it is the most directly comparable measure under generally accepted accounting principles. In addition, our definition of EBITDA may not be comparable to that reported by other companies. EBITDA and the reconciliation to operating cash flows is as follows:

	Years Ended December 31,
	2002	2001	2000	1999	1998
Income (loss) from continuing operations	$25,336	$6,726	$1,359	$(9,272)	$45,027
Interest expense, net	32,410	35,841	40,973	35,223	1,106
Income tax expense	3,438	2,167	134	4,257	992
Depreciation and amortization	10,240	4,918	5,261	4,715	3,838

EBITDA	71,424	49,652	47,727	34,923	50,963
Interest expense less amortization	(29,130)	(33,150)	(38,553)	(33,232)	(1,106)
Change in current assets and liabilities	(4,436)	8,533	2,801	9,423	(1,250)
Current income taxes	—	—	—	—	(992)
Non-cash reduction of capital lease	—	—	(1,182)	—	—
Deferred compensation plan (grantor trust)	—	—	—	2,700	—
Recapitalization fees charged to equity	—	—	—	10,690	—

Operating cash flows from continuing operations	$37,858	$25,035	$10,793	$24,504	$47,615

(11)
Depreciation and amortization for the year ended December 31, 2002 does not include amortization of goodwill in accordance with current accounting standards. Each of the years in the four-year period ended December 31, 2001 includes amortization expense related to goodwill of less than $0.1 million.

(12)
Capital expenditures presented for 2000 exclude the execution of a capital lease for $5.3 million. The execution of such capital lease is considered a capital expenditure but is reflected in the supplemental noncash financing activities section in the accompanying consolidated statements of cash flows presented elsewhere in this Annual Report.

(13)
For purposes of this calculation, earnings are defined as income before income tax expense plus fixed charges less pre-tax income required to pay dividends on preferred stock. Fixed charges include interest expense on all indebtedness, including amortization of deferred financing costs, the portion of operating lease rental expense which management believes is representative of the interest factor of rent expense, approximately 33% of total rent expense, and pre-tax income required to pay dividends on preferred stock. For the year ended December 31, 1999, our earnings were insufficient to cover our fixed charges by $5.0 million.

(14)
Working capital is defined as current assets, excluding cash and cash equivalents, less current liabilities, excluding short-term borrowings and current maturities of long-term debt.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.

        The discussion and analysis of our consolidated financial condition and results of operations included herein should be read in conjunction with our historical financial information included in the financial statements and the related notes thereto elsewhere in this Annual Report. Future results could differ materially from those discussed below for many reasons, including the risks discussed in Exhibit 99.1 to this Annual Report and elsewhere in this Annual Report.

Overview

        Doing business as Spectrum Brands, we are majority owned by UIC Holdings, L.L.C. and are the leading manufacturer and marketer of value-oriented products for the consumer lawn and garden care and insect control markets in the United States. Under a variety of brand names, we manufacture and market one of the broadest lines in the industry. Our operations are divided into three business segments: Lawn and Garden, Household and Contract. We believe that the key growth factors for the $2.8 billion consumer lawn and garden and pesticide retail markets include:

  •
  the aging of the United States population because consumers over the age of forty-five represent the largest segment of lawn and garden care product users and typically enjoy more leisure time and higher levels of discretionary income than the general population;

  •
  growth in the home improvement center and mass merchandiser channels; and

  •
  shifting consumer preferences toward value-oriented products.

        We do not believe that our historical financial condition and results of operations are accurate indicators of future results because of certain significant past events. Those events include mergers, acquisitions, strategic transactions and equity and debt financing transactions over the last several years. Furthermore, our sales are seasonal in nature and are susceptible to weather conditions that vary from year to year.

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 to the consolidated financial statements included elsewhere in this Annual Report. While all of the significant accounting policies are important to our consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective or complex estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates and assumptions. We believe our most critical accounting policies are as follows:

        Revenue Recognition.    Net sales represent gross sales less any applicable customer discounts from list price, customer returns and promotion expense through cooperative programs with retailers. The provision for customer returns is based on historical sales returns and analysis of credit memo and other relevant information. If the historical or other data used to develop these estimates do not properly reflect future returns, net sales may need to be adjusted. Sales reductions related to returns were $7.4 million in 2002, $6.5 million in 2001 and $7.6 million in 2000. Amounts included in the allowance for doubtful accounts were $2.0 million as of December 31, 2002 and $0.4 million as of December 31, 2001.

        Inventories.    Inventories are reported at the lower of cost or market. Cost is determined using a standard costing system that approximates the first-in, first-out method and includes raw materials, direct labor and overhead. An allowance for potentially obsolete or slow-moving inventory is recorded based on our analysis of inventory levels and future sales forecasts. In the event that our estimates of future usage and sales differ from actual results, the allowance for obsolete or slow-moving inventory may be adjusted. Amounts recorded for potentially obsolete or slow-moving inventory were $5.4 million in 2002, $2.7 million in 2001 and $0.3 million in 2000. The allowance for potentially obsolete or slow-moving inventory was $5.8 million as of December 31, 2002 and $2.7 million as of December 31, 2001.

        Promotion Expense.    We advertise and promote our products through national and regional media. Products are also advertised and promoted through cooperative programs with retailers. Advertising and promotion costs are expensed as incurred, although costs incurred during interim periods are generally expensed ratably in relation to revenues. Management develops an estimate of the amount of costs that have been incurred by the retailers under our cooperative programs based on an analysis of specific programs offered to retailers and historical information. Actual costs incurred may differ significantly from our estimates if factors such as the level of participation and success of the retailers' programs or other conditions differ from our expectations. Promotion expense, including cooperative programs with customers, is recorded as a reduction of sales and was $41.3 million in 2002, $24.4 million in 2001 and $22.8 million in 2000. Accrued advertising and promotion expense was $16.4 million as of December 31, 2002 and $12.1 million as of December 31, 2001. In addition, advertising costs are incurred irrespective of promotions. Such costs are included in selling, general and administrative expenses in our consolidated statements of operations and were $3.3 million in 2002, $1.3 million in 2001 and $2.4 million in 2000.

        Income Taxes.    Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. The judgment of management is required to determine income tax expense, deferred tax assets and any related valuation allowance and deferred tax liabilities. We have recorded a valuation allowance of $104.1 million as of December 31, 2002 due to uncertainties related to the ability to utilize some of the deferred tax assets, primarily consisting of certain net operating loss carryforwards that were generated in 1999 through 2002 and deductible goodwill recorded in connection with our recapitalization in 1999. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which the deferred tax assets will be recoverable.

        As previously noted, we generated net operating losses for tax purposes for each of the years 1999 through 2002. Our current estimates indicate that we will generate taxable income for 2003. If we achieve such results, 2003 would be the first year that taxable income would be generated since our recapitalization in 1999. In addition, as our budgets for future years indicate that we will continue to generate taxable income, it is possible the valuation allowance will need to be reduced. Any adjustment to the valuation allowance could materially impact our consolidated financial position and results of operations. In addition, we currently anticipate that our effective tax rate beginning in 2003 will be 38%, absent any reduction of the valuation allowance previously described.

        Goodwill and Other Intangible Assets.    We have acquired intangible assets or made acquisitions in the past that resulted in the recording of goodwill or intangible assets, including our acquisition of certain fertilizer brands in December 2001, our merger with Schultz in May 2002 and our acquisition of WPC Brands in December 2002. Under generally accepted accounting principles previously in effect, goodwill and intangibles were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from their cash flows on an undiscounted basis over their useful lives.

        Effective in 2002, goodwill is no longer amortized and is subject to impairment testing at least annually. We evaluate the recoverability of long-lived assets, including goodwill and intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the fair value of such assets or adverse changes in relationships or vendors. If a review indicates that the carrying value of goodwill and other intangible assets are not recoverable, the carrying value of such asset is reduced to its estimated fair value. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. Therefore, impairment losses could be recorded in the future.

Recent Acquisitions

        Schultz Company.    On May 9, 2002, one of our wholly owned subsidiaries completed a merger with and into Schultz, a manufacturer of horticultural products and specialty items and a distributor of potting soil, soil conditioners and charcoal. Schultz products are distributed primarily to retail outlets throughout the United States and Canada. The merger was executed to achieve economies of scale and synergistic efficiencies. As a result of the merger, Schultz became a wholly owned subsidiary. The total purchase price included cash payments of $38.3 million, including related acquisition costs of $5.0 million, issuance of 600,000 shares of Class A voting common stock valued at $3.0 million and issuance of 600,000 shares of Class B nonvoting common stock valued at $3.0 million and the assumption of $20.6 million of outstanding debt which was repaid at closing. In exchange for cash, common stock and the assumption of debt, we received all of the outstanding shares of Schultz. We have preliminarily allocated 50% of the purchase price in excess of the fair value of net assets acquired to intangible assets ($19.7 million) and 50% to goodwill ($19.7 million), which is not deductible for tax purposes. The acquired intangible assets consist of trade names and other intellectual property which are being amortized over 25 to 40 years. In addition, we were required to write-up the value of inventory acquired from Schultz by $1.5 million to properly reflect its fair value.

        This transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of the assets acquired and liabilities assumed have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values. The purchase price allocation is based on preliminary information, which is subject to adjustment upon obtaining complete valuation information. While the final purchase price allocation may differ significantly from the preliminary allocation included in this report, we believe that finalization of the allocation will not have a material impact on the consolidated results of operations or our financial position. Completion of the purchase price allocation is expected by the second quarter of 2003.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition (dollars in thousands):

Description	Amount
Current assets	$40,856
Equipment and leasehold improvements	3,901
Intangible assets	20,632
Goodwill	19,744
Other assets	811

Total assets acquired	85,944

Current liabilities	19,857
Long-term debt	20,662
Other liabilities	1,125

Total liabilities	41,644

Net assets acquired	$44,300

        Our funding sources for the Schultz merger included an additional $35.0 million add-on to the Term Loan B of our senior credit facility, an additional $10.0 million add-on to the revolving credit facility, the issuance of 1,690,000 shares of Class A voting common stock to UIC Holdings, L.L.C. for $8.5 million and the issuance of 1,690,000 shares of Class B nonvoting common stock to UIC Holdings, L.L.C. for $8.5 million. The issuance of shares to UIC Holdings, L.L.C. was a condition precedent to the amendment of the senior credit facility. The value of the shares issued was determined using $5 per share, the fair value of our common stock ascribed by an independent third party valuation.

        WPC Brands, Inc.    On December 6, 2002, one of our wholly owned subsidiaries completed the acquisition of WPC Brands, a manufacturer and distributor of various leisure-time consumer products, including a full line of insect repellents, institutional healthcare products and other proprietary and private label products. The acquisition was executed to enhance our insect repellent product lines and to strengthen our presence at major customers. The total purchase price was $19.5 million in cash in exchange for all of the outstanding shares of WPC Brands. We have preliminarily allocated 75% of the purchase price in excess of the fair value of net assets acquired to intangible assets ($9.7 million) and 25% to goodwill ($3.2 million). The acquired intangible assets consist of trade names and other intellectual property which are being amortized over 25 to 40 years. In addition, we were required to write-up the value of inventory acquired from WPC Brands by $2.0 million to properly reflect its fair value.

        This transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of the assets acquired and liabilities assumed have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values. The purchase price allocation is based on preliminary information, which is subject to adjustment upon obtaining complete valuation information. While the final purchase price allocation may differ significantly from the preliminary allocation included in this report, we believe that finalization of the allocation will not have a material impact on the consolidated results of operations or our financial position. Completion of the purchase price allocation is expected by the third quarter of 2003.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition (dollars in thousands):

Description	Amount
Current assets	$7,987
Equipment and leasehold improvements	844
Intangible assets	11,294
Goodwill	3,222
Other assets	455

Total assets acquired	23,802

Current liabilities	3,286
Other liabilities	1,016

Total liabilities	4,302

Net assets acquired	$19,500

        Our funding source for the WPC Brands acquisition was a portion of the proceeds received from an additional $25.0 million add-on to the Term Loan B of our senior credit facility.

        In addition, we are currently considering selling certain or all of the non-core product lines received in the acquisition of WPC Brands. Total assets represented by these product lines are approximately $1.6 million with annual net sales in 2002 of approximately $6.1 million.

Recent Strategic Transactions

        Acquisition of Brands.    On December 17, 2001, we advanced our strategic plan for growth in the consumer lawn and garden category by acquiring leading consumer fertilizer brands Vigoro, Sta-Green and Bandini, as well as acquiring licensing rights to the Best® line of fertilizer products, for a cash purchase price of $37.5 million. The brands, which were formerly owned by or licensed to Pursell, complement our consumer lawn, garden and insect control products. In connection with financing this transaction, we issued 22,600 shares of preferred stock for $1,000 per share, the fair value as determined by the Board of Directors using a multiple of cash flows method, and warrants to purchase 6,300,000 shares of common stock initially to UIC Holdings, L.L.C. for net cash proceeds of $22.0 million.

        Strategic Relationship with Bayer.    On June 14, 2002, we and Bayer consummated a strategic transaction. The strategic transaction allows us to gain access to certain Bayer active ingredient technologies through a Supply Agreement and to perform certain merchandising services for Bayer through an In-Store Service Agreement. In connection with the strategic transaction, Bayer acquired a minority ownership interest, approximately 9.3% of the issued and outstanding shares of our common stock, under the terms of an Exchange Agreement in exchange for promissory notes due to Bayer from Pursell and the execution of the Supply and In-Store Service Agreements.

        We have the right to terminate the In-Store Service Agreement at any time without cause upon 60 days advance notice to Bayer. Following any such termination, we would have 365 days to exercise an option to repurchase all of our stock issued to Bayer. We could repurchase the stock at a price based on equations contained in the Exchange Agreement designed to represent in part the fair market value of the shares at the time such repurchase option is exercised and in part the original cost of such stock. In the event we exercise this repurchase option, Bayer would have the right to terminate the Supply Agreement. Because Bayer is both a competitor and a supplier, we are constantly reevaluating our relationship with Bayer and the value of this relationship to us, and may decide to terminate the In-Store Service Agreement and exercise our repurchase option at any time.

        In consideration for the Supply and In-Store Service Agreements, and in exchange for the promissory notes of Pursell, we issued to Bayer 3,072,000 shares of Class A voting common stock valued at $15.4 million and 3,072,000 shares of Class B nonvoting common stock valued at $15.4 million and recorded $0.4 million of related issuance costs. We reserved for the entire face value of the promissory notes due to Bayer from Pursell as we did not believe they were collectible and an independent third party valuation did not ascribe any value to them.

        Based on the independent third party valuation, we assigned a fair value of $30.7 million on June 14, 2002 to the transaction components recorded relative to the common stock issued to Bayer as follows:

Description	Amount
Common stock subscription receivable	$27,321
Supply Agreement	5,694
Repurchase option	2,636
In-Store Services Agreement	(4,931)

$30,720

        Under the requirements of the agreements, Bayer will make payments to us which total $5.0 million annually through June 15, 2009, the present value of which equals the value assigned to the common stock subscription receivable, which is reflected in the equity section in our accompanying consolidated balance sheet as of December 31, 2002. The common stock subscription receivable will be repaid in 28 quarterly installments of $1.25 million, the first of which was received at closing on June 17, 2002. The difference between the value ascribed to the common stock subscription receivable and the installment payments will be reflected as interest income in our consolidated statements of operations through June 15, 2009.

        Bayer has the right to put the shares received back to us under the terms of the Exchange Agreement. Bayer can terminate the Exchange Agreement within the first 36 months if we fail to meet certain performance guidelines as established in the In-Store Service Agreement. In conjunction with the termination, Bayer can put the shares received back to us within 30 days of the termination of the Exchange Agreement at a price provided for in the Exchange Agreement. We believe that the put price per share would represent in part the fair market value of the shares at the time such put option is exercised and in part the original cost of such shares.

        The value of the Supply Agreement and the liability associated with the In-Store Service Agreement are being amortized over the period in which economic benefits under the Supply Agreement are utilized and the obligations under the In-Store Service Agreement are fulfilled. We are amortizing the asset associated with the Supply Agreement to cost of goods sold and currently anticipate the benefit will be recognized over a three to five-year period. We are amortizing the obligation associated with the In-Store Service Agreement to revenues over the seven-year life of the agreement. In December 2002, we and Bayer amended the In-Store Service Agreement to reduce the scope of services provided by approximately 80%. As a result, we reduced our obligation under the agreement accordingly and reclassified $3.6 million to additional paid-in capital to reflect the increase in value of the original agreement.

        The independent third party valuation obtained by us also indicated that value should be ascribed to the repurchase option we have under the agreements. The repurchase option is reflected as a reduction of equity in the accompanying consolidated balance sheet as of December 31, 2002. This amount will be recorded as a component of additional paid-in capital upon exercise or expiration of the option.

        Pursell Transaction.    In October 2002, we purchased certain assets from Pursell, which renamed itself U.S. Fertilizer subsequent to the agreement, for a cash purchase price of $12.1 million and forgiveness of the Pursell promissory notes previously obtained from Bayer, as described above. The assets acquired included certain inventory, equipment at two of Pursell's facilities and real estate at one of the two facilities. These facilities, located in Orrville, Ohio and Sylacauga, Alabama, previously fulfilled, and are expected to continue to fulfill, over half of our fertilizer manufacturing requirements.

        Also in October 2002, we signed a tolling agreement with Pursell, whereby Pursell will supply us with fertilizer. The tolling agreement requires us to be responsible for all raw materials, certain capital expenditures and other related costs for Pursell to manufacture and supply us with fertilizer products. The agreement does not require a minimum volume purchase from Pursell, but does provide for a fixed monthly payment of $0.7 million through the term of the tolling agreement, which expires on September 30, 2007. The fixed monthly payment of $0.7 million through the term of the tolling agreement is included in our standard inventory costs and is not expensed monthly as a period cost. In addition, beginning on March 1, 2004 and on each anniversary thereafter, the fixed payment is subject to certain increases for labor, materials, inflation and other reasonable costs as outlined in the tolling agreement. The agreement provides us with certain termination rights without penalty upon a breach of the agreement by Pursell or upon our payment of certain amounts as set forth therein. As a result of our purchase of the Ohio plant and lease of the Sylacauga facility, we expect to be able to produce over one half of our fertilizer requirements. We expect that as a result of manufacturing our fertilizer our cost of goods sold will decrease although the decrease will be partially offset by an increase in selling, general and administrative expenses resulting from operation of these facilities.

Results of Operations

        The following table presents amounts and the percentages of net sales that items in the accompanying consolidated statements of operations constitute for the periods presented:

	Year Ended December 31,
	2002		2001		2000
	(dollars in thousands)
Net sales by segment:
Lawn and Garden	$352,269	73.4%	$169,267	61.9%	$177,981	67.0%
Household	108,752	22.7%	101,186	37.0%	82,018	30.9%
Contract	18,969	4.0%	2,891	1.1%	5,795	2.1%

Total net sales	479,990	100.0%	273,344	100.0%	265,794	100.0%

Operating costs and expenses:
Cost of goods sold	305,644	63.7%	148,371	54.3%	146,229	55.0%
Selling, general and administrative expenses	113,162	23.6%	74,689	27.3%	69,099	26.0%
Facilities and organizational rationalization	—	0.0%	5,550	2.0%	—	0.0%
Dursban related expenses	—	0.0%	—	0.0%	8,000	3.0%

Total operating costs and expenses	418,806	87.3%	228,610	83.6%	223,328	84.0%

Operating income (loss) by segment:
Lawn and Garden	38,064	7.9%	24,637	9.0%	24,309	9.1%
Household	23,159	4.8%	20,280	7.3%	17,814	6.7%
Contract	(39)	0.0%	(183)	-0.1%	343	0.2%

Total operating income	61,184	12.7%	44,734	16.4%	42,466	16.0%
Interest expense, net	32,410	6.8%	35,841	13.1%	40,973	15.4%

Income before income tax expense	28,774	5.9%	8,893	3.3%	1,493	0.6%
Income tax expense	3,438	0.7%	2,167	0.8%	134	0.1%

Net income	$25,336	5.2%	$6,726	2.5%	$1,359	0.5%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Net Sales.    Net sales represent gross sales less any applicable customer discounts from list price, customer returns and promotion expense through cooperative programs with retailers. Net sales increased $206.7 million, or 75.6%, to $480.0 million for the year ended December 31, 2002 from $273.3 million for the year ended December 31, 2001. The increase, primarily in our Lawn and Garden segment, as well as the change in our sales mix by segment, were due mainly to our expanded product lines resulting from our acquisition of various fertilizer brands and our merger with Schultz in May 2002, coupled with an increase in sales of specific product lines described further below. This increase was partially offset by an increase in promotion expense and retailers maintaining lower inventory levels.

        Net sales in the Lawn and Garden segment increased $183.0 million, or 108.0%, to $352.3 million for the year ended December 31, 2002 from $169.3 million for the year ended December 31, 2001. Net sales of this segment increased $137.4 million as a result of our acquisition of various fertilizer brands and $28.7 million as a result of our merger with Schultz. These increases were partially offset by lower sales volume of various other products in the Lawn and Garden segment. Net sales in the Household segment increased $7.6 million, or 7.5%, to $108.8 million for the year ended December 31, 2002 from $101.2 million for the year ended December 31, 2001. Net sales of this segment increased primarily due to increases in sales of our repellents and insecticides and in our private label products. Net sales in the Contract segment increased $16.1 million to $19.0 million for the year ended December 31, 2002 from $2.9 million for the year ended December 31, 2001. Net sales of this segment increased primarily due to our merger with Schultz.

        Gross Profit.    Gross profit increased $49.3 million, or 39.4%, to $174.3 million for the year ended December 31, 2002 from $125.0 million for the year ended December 31, 2001. The increase in gross profit was primarily due to our acquisition of various fertilizer brands and our merger with Schultz, coupled with favorable materials costs of key ingredients. The increase in gross profit was partially offset by the recognition of a $1.5 million purchase accounting inventory write-up in cost of goods sold related to the merger with Schultz. As a percentage of net sales, gross profit decreased to 36.3% for the year ended December 31, 2002 from 45.7% for the year ended December 31, 2001. The decrease in gross profit as a percentage of net sales was primarily due to our acquisition of various fertilizer brands and our merger with Schultz, which both have lower margins than our other products. Gross profit as a percentage of sales is expected to improve in 2003 as we continue to achieve operational and financial efficiencies resulting from our acquisitions and other strategic transactions in 2002.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses include all costs associated with the selling and distribution of product, product registrations and administrative functions such as finance, information systems and human resources. Selling, general and administrative expenses increased $38.5 million, or 51.5%, to $113.2 million for the year ended December 31, 2002 from $74.7 million for the year ended December 31, 2001. The increase was primarily due to our acquisition of various fertilizer brands and our merger with Schultz. As a percentage of net sales, selling, general and administrative expenses decreased to 23.6% for the year ended December 31, 2002 from 27.3% for the year ended December 31, 2001. The decrease was primarily due to additional sales related to our acquisition of various fertilizer brands and our merger with Schultz, with a lesser corresponding increase in selling, general and administrative expenses.

        Operating Income.    Operating income increased $16.5 million, or 36.9%, to $61.2 million for the year ended December 31, 2002 from $44.7 million for the year ended December 31, 2001. The increase was due to the factors described above. As a percentage of net sales, operating income decreased to 12.7% for the year ended December 31, 2002 from 16.4% for the year ended December 31, 2001. The decrease was primarily in our Lawn and Garden segment due to lower margins on the products we acquired in our merger with Schultz and our acquisition of various fertilizer brands.

        Operating income in the Lawn and Garden segment increased $13.5 million, or 54.9%, to $38.1 million for the year ended December 31, 2002 from $24.6 million for the year ended December 31, 2001. Operating income of this segment increased primarily due to our acquisition of various fertilizer brands and strong growth in our Spectracide brand. These increases were partially offset by lower sales volume and margins of various other products. Operating income in the Household segment increased $2.9 million, or 14.3%, to $23.2 million for the year ended December 31, 2002 from $20.3 million for the year ended December 31, 2001. Operating income of this segment increased primarily due to increases in sales of our Cutter and Hot Shot brands and in our private label products. Operating loss in the Contract segment decreased $0.2 million for the year ended December 31, 2002 from $0.2 million for the year ended December 31, 2001. Operating loss of this segment decreased primarily due to sales of new products acquired in our merger with Schultz.

        Interest Expense, Net.    Interest expense, net, decreased $3.4 million, or 9.5%, to $32.4 million for the year ended December 31, 2002 from $35.8 million for the year ended December 31, 2001. The decrease in net interest expense was due to a decline in our average variable borrowing rate of 1.68 percentage points to 7.71% for the year ended December 31, 2002 from 9.39% for the year ended December 31, 2001, resulting primarily from the effects of two unfavorable interest rate swaps terminated in 2002 and a general decline in variable borrowing rates. This decrease was also due to interest income recognized on payments received on the common stock subscription receivable from

Bayer, coupled with an increase in our average cash balances available for investment during 2002. These decreases were partially offset by an increase in our average debt outstanding during 2002, which resulted from additional borrowings under our senior credit facility to increase liquidity in February 2002, finance our merger with Schultz and finance the acquisition of WPC Brands.

        Income Tax Expense.    For the year ended December 31, 2002, our effective income tax rate was 11.9%. This rate is lower than our statutory rate for federal taxes and state taxes, net of federal benefit, of 38.0% because it reflects our estimated utilization of our goodwill deduction in 2002. The goodwill deduction is related to the step up in tax basis that occurred in conjunction with our recapitalization in 1999.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Net Sales.    Net sales increased $7.5 million, or 2.8%, to $273.3 million for the year ended December 31, 2001 from $265.8 million for the year ended December 31, 2000. This increase was driven by a combination of offsetting factors including the increase in demand for insect repellent, increased sales of Spectracide Terminate, increased sales in the hardware channel, decreased sales related to the loss of Kgro private label business for 2001 and decreased sales related to products that contain chlorpyrifos.

        Net sales in the Lawn and Garden segment decreased $8.7 million, or 4.9%, to $169.3 million for the year ended December 31, 2001 from $178.0 million for the year ended December 31, 2000. Net sales of this segment decreased primarily due to lost sales of products that contained chlorpyrifos. During 2000, the U.S. EPA and manufacturers of the active ingredient chlorpyrifos, including Dow AgroSciences L.L.C. which sold the chlorphyrifos under the trademark "Dursban," entered into a voluntary agreement that provided for the withdrawal of virtually all residential uses of Dursban. These decreases were partially offset by increased sales of various other products in the Lawn and Garden segment. Net sales in the Household segment increased $19.2 million, or 23.4%, to $101.2 million for the year ended December 31, 2001 from $82.0 million for the year ended December 31, 2000. Net sales of this segment increased primarily due to increased demand for insect repellents by $11.0 million due to weather conditions and the introduction of new products. Net sales in the Contract segment decreased $2.9 million to $2.9 million for the year ended December 31, 2001 from $5.8 million for the year ended December 31, 2000. Net sales of this segment decreased primarily due to changes in sales mix.

        Gross Profit.    Gross profit increased $5.4 million, or 4.5%, to $125.0 million for the year ended December 31, 2001 compared to $119.6 million for the year ended December 31, 2000. As a percentage of net sales, gross profit increased to 45.7% as compared to 45.0% for the year ended December 31, 2000. The increase in gross profit as a percentage of sales was the result of a change in sales mix to value brands, which are higher margin products, and was partially offset by a $2.7 million inventory rationalization charge recorded during the fourth quarter of 2001.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $5.6 million, or 8.1%, to $74.7 million for the year ended December 31, 2001 from $69.1 million for the year ended December 30, 2000. As a percentage of net sales, selling, general and administrative expenses increased to 27.3% for the year ended December 31, 2001 from 26.0% for the year ended December 30, 2000. The increase is attributed to increased advertising spending to support the value brands, along with additional spending for in-store sales and support in home centers. Prior year selling, general and administrative expenses also reflect a cost reduction due to the impact of terminating a capital lease.

        Facilities and Organizational Rationalization.    During the fourth quarter of 2001, we recorded a non-recurring charge of $5.6 million. The components of the charge included severance cost of

$2.1 million related to an early voluntary retirement program for 85 employees, a $3.5 million charge attributed to facility exit costs for warehouse and office consolidation and a $2.7 million charge for inventory rationalization which was recorded in cost of goods sold. There were no similar charges recorded during 2000.

        Dursban Related Expenses.    During 2000, we recorded a non-recurring charge of $8.0 million, including customer markdowns, inventory write-offs and related disposal costs which primarily affected our Lawn and Garden segment results, as a result of the voluntary agreement between the U.S. EPA and manufacturers of Dursban to discontinue inclusion of the active chemical in our products. There were no similar charges recorded during 2001.

        Operating Income.    Operating income increased $2.2 million, or 5.2%, to $44.7 million for the year ended December 31, 2001 from $42.5 million for the year ended December 31, 2000. As a percentage of net sales, operating income increased to 16.4% for the year ended December 31, 2001 from 16.0% for the year ended December 31, 2000. The increase was due to the factors described above.

        Operating income in the Lawn and Garden segment increased $0.3 million, or 1.2%, to $24.6 million for the year ended December 31, 2001 from $24.3 million for the year ended December 31, 2000. Operating income of this segment increased primarily due to increased sales of Spectracide Terminate and increases in sales of various other products in the Lawn and Garden segment, partially offset by lost sales of products that contained chlorpyrifos. Operating income in the Household segment increased $2.5 million, or 15.3%, to $20.3 million for the year ended December 31, 2001 from $17.8 million for the year ended December 31, 2000. Operating income of this segment increased primarily due to increased sales of insect repellents. Operating income in the Contract segment decreased $0.5 million to an operating loss of $0.2 million for the year ended December 31, 2001 from operating income of $0.3 million for the year ended December 31, 2000. Operating income of this segment decreased primarily due to changes in sales mix.

        Income Tax Expense.    For the year ended December 31, 2001, our effective income tax rate was 24.4%. This rate is lower than our statutory rate for federal taxes and state taxes, net of federal benefit, of 38% because it reflects our estimated utilization of our goodwill deduction in 2001. The goodwill deduction is related to the step up in tax basis that occurred in conjunction with our recapitalization in 1999.

Liquidity and Capital Resources

        Our principal liquidity requirements are for working capital, capital expenditures and debt service under the senior credit facility and the senior subordinated notes.

        Operating Activities.    Operating activities provided cash of $37.9 million during the year ended December 31, 2002 compared to $25.0 million for the year ended December 31, 2001. The increase in cash provided by operations was primarily due to increased profitability, offset by increased inventories of $19.9 million in the year ended December 31, 2002 compared to the year ended December 31, 2001. This increase was partially offset by an increase in our allowance for doubtful accounts of $2.1 million and an increase in our allowance for potentially obsolete and slow-moving inventory of $3.1 million during the year ended December 31, 2002. The seasonal nature of our operations generally requires cash to fund significant increases in working capital, primarily accounts receivable and inventories, during the first half of the year. Accounts receivable and accounts payable also build substantially in the first half of the year in line with increasing sales as the season begins. These balances liquidate over the latter part of the second half of the year as the lawn and garden season winds down. Net of effects from acquisitions, changes in current operating assets resulted in a decline in cash flows from operating activities of $7.2 million compared to 2001. Net of effects from acquisitions, changes in current operating liabilities resulted in a decline in cash flows from operating activities of $20.8 million compared to 2001. Operating activities in 2001 provided $14.2 million more cash than in 2000, primarily due to a $13.1 million net increase in current operating liabilities in 2001 over 2000, net of effects from acquisitions.

        Charge for Facilities, Product Line and Organizational Rationalization.    During the fourth quarter of 2001, we recorded an $8.5 million charge related to facilities, product line and organizational rationalization, which primarily affected our Lawn and Garden segment results. The components of the charge included $2.7 million for obsolete inventory primarily related to the discontinuance of our Spectracide Pro® product line and damaged product from the warehouse consolidation and move, which was recorded in costs of goods sold, $2.1 million for severance costs associated with an early voluntary retirement program that was offered to 85 employees during December 2001, a $3.5 million charge during the fourth quarter of 2001 related to the warehouse consolidation project, primarily attributable to facility exit costs and resultant duplicate rent payments in 2002 and $0.2 million was recorded in selling, general and administrative expenses. Approximately $3.1 million of this charge affected cash flows from operating activities during 2001 and $3.5 million affected cash flows from operating activities during 2002. The consolidation resulted in cost savings of approximately $1.8 million in 2002 with a return on investment expected by 2004.

        Dursban Agreement.    During the year ended December 31, 2000, the U.S. EPA and manufacturers of the active ingredient chlorpyrifos, including Dow AgroSciences L.L.C. which sold the chlorphyrifos under the trademark "Dursban," entered into a voluntary agreement that provided for withdrawal of virtually all residential uses of Dursban in pesticide products. Formulation of Dursban products intended for residential use ceased by December 1, 2000 and formulators discontinued the sale of such products to retailers after February 1, 2001. Retailers were not allowed to sell Dursban products after December 31, 2001. Accordingly, a charge of $8.0 million was recorded in September 2000 for costs associated with this agreement, including customer markdowns, inventory write-offs and related disposal costs, which primarily affected our Lawn and Garden segment results. All of our costs associated with this agreement were incurred by December 31, 2002. Approximately $1.9 million of this charge affected cash flows from operating activities during 2000, $6.0 million affected cash flows from operating activities during 2001, and $0.1 million affected cash flows from operating activities during 2002.

        Investing Activities.    Investing activities used cash of $68.3 million during the year ended December 31, 2002 compared to $45.4 million for the year ended December 31, 2001. The increase in cash used in investing activities was primarily the result of an increase in strategic transactions during 2002 compared to 2001. Cash flows associated with these transactions included the merger with Schultz for $38.3 million in May 2002 and the acquisition of WPC Brands for $19.5 million in December 2002. The purchase of fertilizer brands for $37.5 million was the only significant strategic transaction completed during 2001. Also contributing to the increase in cash used for investing activities was an increase of $2.5 million in purchases of equipment and leasehold improvements during the year ended December 31, 2002 compared to the year ended December 31, 2001. Investing activities in 2001 used $41.4 million more cash than in 2000, primarily due to payments for the purchase of fertilizer brands for $37.5 million in 2001 and an increase in purchases of equipment and leasehold improvements of $3.9 million in 2001 over 2000.

        Financing Activities.    Financing activities provided cash of $40.7 million during the year ended December 31, 2002 compared to $20.4 million for the year ended December 31, 2001. The increase in cash from financing activities was primarily due to borrowings of $90.0 million under Term Loan B of our senior credit facility during 2002 and proceeds from the issuance of common stock of $17.5 million, partially offset by repayments on borrowings of $59.0 million exclusive of cash overdrafts. A portion of the borrowings and the net proceeds of the issuance of common stock were used to finance a portion of the merger with Schultz and the acquisition of WPC Brands. Financing activities in 2001 provided $27.2 million more cash than in 2000, primarily due to an increase in the proceeds from the issuance of preferred stock of $7.0 million in 2001 over 2000, the decrease of repayments on borrowings exclusive of cash overdrafts of $15.9 million in 2001 over 2000 and the absence of treasury stock redemption costs in 2001 which were $12.2 million in 2000.

        Historically, we have utilized internally generated funds and borrowings under credit facilities to meet ongoing working capital and capital expenditure requirements. As a result of our recapitalization in 1999 and increased borrowings, we have significantly increased cash requirements for debt service relating to our senior subordinated notes and senior credit facility. We had total long-term debt and capital lease obligations outstanding of $404.9 million as of December 31, 2002 and $351.8 million as of December 31, 2001. We will rely on internally generated funds and, to the extent necessary, borrowings under our revolving credit facility to meet liquidity needs. As of December 31, 2002, we had unused availability of $90.0 million under our revolving credit facility.

        We believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet the anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments for at least the next two years. We are regularly engaged in acquisition discussions with a number of companies, although we have no definitive agreements at this time. We cannot guarantee that any acquisitions will be consummated. If we do consummate any acquisitions it could be material to our business and require us to incur additional debt under our revolving credit facility or otherwise.

        We cannot ensure that sufficient cash flow will be generated from operations to repay the notes and amounts outstanding under the senior credit facility at maturity without requiring additional financing. Our ability to meet debt service and clean-down obligations and reduce debt will be dependent on our future performance, which in turn, will be subject to general economic and weather conditions and to financial, business and other factors, including factors beyond our control. Because a portion of our debt bears interest at floating rates, our financial condition is and will continue to be affected by changes in prevailing interest rates.

Capital Expenditures

        Capital expenditures relate primarily to the enhancement of our existing facilities and the construction of additional capacity for production and distribution, as well as the implementation of our enterprise resource planning, or ERP, system. Cash used for capital expenditures was $10.5 million in 2002, $7.9 million in 2001 and $4.0 million in 2000. The increase in 2002 capital expenditures from 2001 is primarily related to our purchase of fertilizer manufacturing equipment from Pursell in October 2002, coupled with expenditures related to our ERP system. We expect to spend approximately $4.0 million in 2003 on our ERP system. No costs were incurred for the ERP system during 2000. During the year ended December 31, 2000, we executed a capital lease agreement for the lease of our corporate aircraft for $5.3 million.

Financing Activities

        Senior Credit Facility.    Our senior credit facility, as amended as of December 6, 2002, was provided by Bank of America, N.A. (formerly known as NationsBank, N.A.), Morgan Stanley Senior Funding, Inc. and Canadian Imperial Bank of Commerce and consists of (1) a $90.0 million revolving credit facility; (2) a $75.0 million term loan facility (Term Loan A); and (3) a $240.0 million term loan facility (Term Loan B). The revolving credit facility and Term Loan A mature on January 20, 2005 and Term Loan B matures on January 20, 2006. The revolving credit facility is subject to a clean-down period during which the aggregate amount outstanding under the revolving credit facility shall not exceed $10.0 million for 30 consecutive days during the period between August 1 and November 30 in each calendar year. As of December 31, 2002, the clean-down period had been completed and no amounts were outstanding under the revolving credit facility, nor were there any compensating balance requirements.

        On February 13, 2002, the senior credit facility was amended to increase Term Loan B from $150.0 million to $180.0 million and provide additional liquidity and flexibility for capital expenditures subsequent to our purchase of various fertilizer brands in December 2001. We incurred $1.1 million in fees related to the amendment which were recorded as deferred financing fees and are being amortized over the remaining term of the senior credit facility. The amendment did not change any other existing covenants of the senior credit facility.

        On May 8, 2002, in connection with our merger with Schultz, the senior credit facility was amended to increase Term Loan B from $180.0 million to $215.0 million, increase the revolving credit facility from $80.0 million to $90.0 million and provide additional flexibility for capital expenditures. We incurred $2.2 million in fees related to the amendment which were recorded as deferred financing fees and are being amortized over the remaining term of the senior credit facility. The amendment did not change any other existing covenants of the senior credit facility.

        On December 6, 2002, in connection with our acquisition of WPC Brands, the senior credit facility was amended to increase Term Loan B from $215.0 million to $240.0 million and provide additional flexibility for capital expenditures. We incurred $1.1 million in fees related to the amendment which were recorded as deferred financing fees and are being amortized over the remaining term of the senior credit facility. The amendment did not change any other existing covenants of the senior credit facility.

        On March 19, 2003, the senior credit facility was amended to permit a possible offering of 9 7/8% Series C Senior Subordinated Notes.

        The principal amount of Term Loan A is to be repaid in 24 consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2005. The principal amount of Term Loan B is to be repaid in 28 consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2006.

        The senior credit facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative covenants place restrictions on, among other things, levels of investments, indebtedness, insurance, capital expenditures and dividend payments. The financial covenants require the maintenance of certain financial ratios at defined levels. As of and during the years ended December 31, 2002 and 2001, we were in compliance with all covenants. While we do not anticipate an event of non-compliance in the foreseeable future, the effect of non-compliance would require us to request a waiver or an amendment to the senior credit facility. Amending the senior credit facility could result in changes to our borrowing capacity or our effective interest rates. Under the agreements, interest rates on the revolving credit facility, Term Loan A and Term Loan B range from 1.50% to 4.00% above LIBOR, depending on certain financial ratios. LIBOR was 1.38% as of December 31, 2002 and 1.88% as of December 31, 2001. Unused commitments under the revolving credit facility are subject to a 0.5% annual commitment fee. The interest rate of Term Loan A was 4.67% and 5.43% as of December 31, 2002 and 2001, respectively. The interest rate of Term Loan B was 5.42% and 5.93% as of December 31, 2002 and 2001, respectively.

        The senior credit facility may be prepaid in whole or in part at any time without premium or penalty. During the year ended December 31, 2002, we made principal payments of $11.0 million on Term Loan A and $2.0 million on Term Loan B, which included optional principal prepayments of $6.3 million on Term Loan A and $1.1 million on Term Loan B. During the year ended December 31, 2001, we made principal payments of $9.2 million on Term Loan A and $1.4 million on Term Loan B, which included optional principal prepayments of $4.1 million on Term Loan A and $0.7 million on Term Loan B. The optional payments were made to remain two quarterly payments ahead of the regular payment schedule. According to the senior credit facility agreement, each prepayment on Term Loan A and Term Loan B can be applied to the next principal repayment installments.

        Substantially all of the properties and assets of our current or future domestic subsidiaries collateralize obligations of the senior credit facility.

        9 7/8% Series B Senior Subordinated Notes.    In November 1999, we issued $150.0 million in aggregate principal amount of 9 7/8% Series B senior subordinated notes due April 1, 2009. Interest accrues at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1. The indenture governing the Series B senior subordinated notes, among other things, (1) restricts our ability and the ability of our subsidiaries to incur indebtedness, create liens, repurchase stock, pay dividends and make distributions or enter into transactions with affiliates and (2) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate all of our assets.

        The carrying amount of our obligations under the senior credit facility approximates fair value because the interest rates are based on floating interest rates identified by reference to market rates. The fair value of the senior subordinated notes was $151.5 million as of December 31, 2002 and $141.0 million as of December 31, 2001, based on their quoted market price on such dates.

        Stock Issuances.    In connection with our merger with Schultz, the Board of Directors adopted resolutions, which were approved by our stockholders, to amend our Certificate of Incorporation to increase the number of shares of authorized Class A voting common stock from 37,600,000 shares to 43,600,000 shares and increase the number of shares of authorized Class B nonvoting common stock from 37,600,000 shares to 43,600,000 shares. In addition, as part of the purchase price, we issued 600,000 shares of Class A voting common stock valued at $3.0 million and 600,000 shares of Class B nonvoting common stock valued at $3.0 million. In addition, to raise equity to partially fund the merger, we issued 1,690,000 shares of Class A voting common stock to UIC Holdings, L.L.C. for $8.5 million and 1,690,000 shares of Class B nonvoting common stock to UIC Holdings, L.L.C. for $8.5 million.

        In connection with our transaction with Bayer in June 2002, we issued 3,072,000 shares of Class A voting common stock valued at $15.4 million and 3,072,000 shares of Class B nonvoting common stock valued at $15.4 million and recorded $0.4 million of related issuance costs.

        Contractual Cash Obligations.    The following table presents the aggregate amount of future cash outflows of our contractual cash obligations as of December 31, 2002, excluding amounts due for interest on outstanding indebtedness:

	Obligations due in:
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Senior credit facility	$250,715	$9,222	$241,493	$—	$—
9 7/8% Series B Senior Subordinated Notes	150,000	—	—	—	150,000
Capital lease	4,221	443	3,778	—	—
Operating leases	62,990	8,872	21,566	10,801	21,751
Tolling agreement with Pursell(1)	40,419	8,509	25,528	6,382	—
Urea purchase agreements(2)	4,853	4,853	—	—	—
Urea hedging agreements(3)	5,994	5,994	—	—	—
Services agreements(4)	6,650	2,550	2,600	1,500	—

Total contractual cash obligations	$525,842	$40,443	$294,965	$18,683	$171,751

(1)
Represents fixed monthly payments of $0.7 million through September 30, 2007 for the purchase of fertilizer products from Pursell.

(2)
Represents purchase commitments for granular urea during January and February 2003.

(3)
Represents commitments under derivative hedging agreements maturing monthly through April 2003 relating to the purchase of granular urea.

(4)
Includes monthly payments of $62,500 for management and other consulting services provided by affiliates of Thomas H. Lee Partners, L.P., which owns UIC Holdings, L.L.C., our majority owner. The associated professional services agreement automatically extends for successive one-year periods beginning January 20 of each year, unless notice is given as provided in the agreement. Also includes $1.8 million due in 2003 and $0.4 million due in 2004 pursuant to a consulting agreement.

        We lease several of our operating facilities from Rex Realty, Inc., a company owned by our stockholders and operated by a former executive and past member of our Board of Directors. The operating leases expire at various dates through December 31, 2010. We have options to terminate the leases on an annual basis by giving advance notice of at least one year. As of December 31, 2002, notice had been given on two such leases. We lease a portion of our operating facilities from the same company under a sublease agreement expiring on December 31, 2005 with minimum annual rentals of $0.7 million. We have two five-year options to renew this lease, beginning January 1, 2006. Management believes that the terms of these leases are arms length. Rent expense under these leases was $2.3 million in 2002, $2.3 million in 2001 and $2.2 million in 2000.

        We are obligated under additional operating leases for other operations and the use of warehouse space. The leases expire at various dates through December 31, 2015. Five of the leases provide for as many as five options to renew for five years each. During the years ended December 31, 2002, 2001 and 2000, aggregate rent expense under these leases was $3.8 million, $5.1 million and $5.0 million, respectively.

        In March 2000, we entered into a capital lease agreement for $5.3 million for our aircraft. We are obligated to make monthly payments of $0.1 million, with a balloon payment of $3.2 million in February 2005. We have the option of purchasing the aircraft following the expiration of the lease agreement for a nominal amount.

        Guarantees and Off-Balance Sheet Risk.    In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk, such as standby letters of credit and indemnifications, which are not reflected in the accompanying consolidated balance sheets. At December 31, 2002, we had $1.9 million in standby letters of credit pledged as collateral to support the lease of our primary distribution facility in St. Louis, a United States customs bond, certain product purchases and various workers' compensation obligations. These agreements mature at varying dates through October 2003 and may be renewed as circumstances warrant. Such financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In our past experience, no claims have been made against these financial instruments nor do we expect any losses to result from them. As a result, we determined the fair value of such instruments to be zero and have not recorded any related amounts in our consolidated financial statements.

        We are the lessee under a number of equipment and property leases, as described in Note 13 of the notes to our consolidated financial statements included elsewhere in this Annual Report. It is common in such commercial lease transactions for us to agree to indemnify the lessor for the value of the property or equipment leased should it be damaged during the course of our operations. We expect that any losses that may occur with respect to the leased property would be covered by insurance, subject to deductible amounts. As a result, we determined the fair value of such instruments to be zero and have not recorded any related amounts in our consolidated financial statements.

Related Party Transactions

        See "Certain Relationships and Related Transactions" for information regarding related party relationships and transactions.

Recently Issued Accounting Standards

        The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. We are required to adopt SFAS No. 145 during the first quarter of 2003. Adoption will not have a material impact on our consolidated financial statements. However, SFAS No. 145 could affect how we record certain expenses after December 31, 2002.

        In June 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on our consolidated financial statements. However, SFAS No. 146 will affect how we recognize exit costs after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and other provisions are effective for fiscal years beginning after December 15, 2002. Unless we elect in the future to change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation, SFAS No. 148 will not have a material impact on our consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). The disclosure requirements of FIN 45 are effective for our consolidated financial statements for the year ended December 31, 2002. For applicable guarantees issued after January 1, 2003, FIN 45 requires that a guarantor recognize a liability for the fair value of obligations undertaken in issuing guarantees.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued after 2002; however, disclosures are required currently if any variable interest entities are expected to be consolidated. The adoption of FIN 46 will not have a material effect on our consolidated financial statements as we do not have any variable interest entities that will be consolidated as a result of FIN 46.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates and Raw Materials Prices

        In the normal course of business, we are exposed to fluctuations in interest rates and raw materials prices. We have established policies and procedures that govern the management of these exposures through the use of derivative hedging instruments, including swap agreements. Our objective in managing our exposure to such fluctuations is to decrease the volatility of earnings and cash flows associated with changes in interest rates and certain raw materials prices. To achieve this objective, we periodically enter into swap agreements with values that change in the opposite direction of anticipated cash flows. Derivative instruments related to forecasted transactions are considered to hedge future cash flows, and the effective portion of any gains or losses is included in accumulated other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized currently in earnings.

        We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting treatment. The cash flows of the derivative instruments are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. Changes in the fair value of agreements designated as derivative hedging instruments are reported as either an asset or liability in the accompanying consolidated balance sheets with the associated unrealized gains or losses reflected in accumulated other comprehensive income. As of December 31, 2002 and 2001, unrealized losses of $32,000 and $0.5 million, respectively, related to derivative instruments designated as cash flow hedges were recorded in accumulated other comprehensive income. Such instruments at December 31, 2002 represent hedges on forecasted purchases of raw materials during the first half of 2003 and are scheduled to mature by May 2003. The amounts are subsequently reclassified into cost of goods sold in the same period in which the underlying hedged transactions affect earnings.

        If it becomes probable that a forecasted transaction will no longer occur, any gains or losses in accumulated other comprehensive income will be recognized in earnings. We have not incurred any gains or losses for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness. We do not enter into derivatives or other hedging arrangements for trading or speculative purposes.

        The following table summarizes our derivative hedging contracts as of December 31, 2002:

Number of Contracts	Maturity Date	Notional Amount in Tons	Weighted Average Contract Price	Contract Value Upon Effective Contract Date	Contract Value at December 31, 2002	Gain (Loss) at December 31, 2002
3	January 30, 2003	14,500	$133.00	$1,928,500	$1,916,465	$(12,035)
3	February 28, 2003	15,000	135.00	2,025,000	2,010,000	(15,000)
2	March 28, 2003	10,000	135.50	1,355,000	1,353,300	(1,700)
1	April 24, 2003	5,000	137.00	685,000	681,650	(3,350)

9		44,500		$5,993,500	$5,961,415	$(32,085)

        In April 2001, we entered into two interest rate swaps that fixed the interest rate as of April 30, 2001 for $75.0 million in variable rate debt under our senior credit facility. The interest rate swaps settled on April 30, 2002 and a derivative hedging loss of $0.5 million was reclassified from accumulated other comprehensive income into interest expense.

        The following table summarizes information about our debt instruments that are sensitive to changes in interest rates as of December 31, 2002. The table presents future principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2002 (dollars in thousands):

Description	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$—	$150,000	$150,000	$151,500
Average interest rate	—	—	—	—	—	9.875%	9.875%
Variable rate debt	$9,222	$18,444	$168,439	$54,610	—	—	$250,715	$250,715
Average interest rate	5.14%	5.60%	6.11%	6.53%	—	—	—

Exchange Rates

        International sales during the years 2000 through 2002 comprised less than 1% of total net sales. We do not use derivative instruments to hedge foreign currency exposures as substantially all of our foreign currency transactions are denominated in U.S. dollars.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements and supplementary data included in this Annual Report are listed in the Index to Financial Statements and Financial Statement Schedule on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

        The following table presents the members of the Board of Directors of United Industries Corporation. All directors are elected annually.

Directors	Position(s)
Robert L. Caulk	Chairman of the Board of Directors; President and Chief Executive Officer
Daniel J. Johnston	Director; Executive Vice President and Chief Financial Officer
C. Hunter Boll*	Director
Charles A. Brizius*	Director
John W. Froman	Director
David A. Jones	Director
Gary M. Rodkin*	Director
Scott A. Schoen	Director

*
Member of the Audit Committee.

        The following presents biographical information with respect to each of the directors listed above as of December 31, 2002.

        Robert L. Caulk,    51, joined United Industries in November 1999 as President and Chief Executive Officer. He was elected as Chairman of the Board of Directors during 2001. Prior to joining United Industries, Mr. Caulk spent over four years from 1995 to 1999 as the President and Executive Vice President of Clopay Building Products Company, Inc., a marketer and manufacturer of residential and commercial garage doors. Between 1989 and 1994, Mr. Caulk was President-North America, Vice President/General Manager and Director of Corporate Acquisitions and Planning at Johnson Worldwide Associates, a manufacturer of outdoor recreational products. From 1979 to 1989, Mr. Caulk held various management positions at S.C. Johnson & Son, Inc. Mr. Caulk is also a director of Sligh Furniture Company. Mr. Caulk received a Bachelor of Arts degree from the University of Delaware and an M.B.A. from the Harvard Graduate School of Business Administration.

        Daniel J. Johnston,    44, became a director in January 1999. He was promoted to Executive Vice President in 2001 and has served as Chief Financial Officer with responsibility over information systems and administration as a Senior Vice President since 1997. Mr. Johnston joined United Industries as Controller in 1994 and has also held various other positions with responsibility over manufacturing, distribution and product supply during his tenure. Prior to joining United Industries, Mr. Johnston spent five years from 1990 to 1994 at Cooper Industries, Inc. in various financial positions at its corporate office and Bussmann Division. Before joining Cooper Industries, Inc., he worked for nine years at Price Waterhouse, LLP from 1982 to 1990. Mr. Johnston received a B.S. in Accountancy from the University of Missouri-Columbia.

        C. Hunter Boll,    47, became a director in January 1999 in connection with our recapitalization. Mr. Boll is a Managing Director of Thomas H. Lee Partners, L.P., a private equity investment firm, which he joined in 1986. In addition, Mr. Boll is a Principal Managing Director and Member of Thomas H. Lee Advisors, L.L.C., the general partner of Thomas H. Lee Partners, L.P., which controls the general partner of Thomas H. Lee Equity Fund IV, L.P. and Thomas H. Lee Equity Fund V, L.P. He is Vice President of T. H. Lee Mezzanine II, the investment advisor to ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund II (Retirement Accounts), L.P. Mr. Boll also serves as a director of Cott Corporation, Metris Companies, Inc., and TransWestern Publishing, L.P. Mr. Boll received a

B.A. in Economics from Middlebury College and an M.B.A. from Stanford Graduate School of Business.

        Charles A. Brizius,    34, became a director in January 1999 in connection with our recapitalization. Mr. Brizius is a Vice President of Thomas H. Lee Partners, L.P. a private equity investment firm, where he was employed from 1993 to 1995, and which he rejoined in 1997. Mr. Brizius is also a Member of Thomas H. Lee Advisors, L.L.C., the general partner of Thomas H. Lee Partners, L.P., which controls the general partner of Thomas H. Lee Equity Fund IV, L.P. and Thomas H. Lee Equity Fund V, L.P. From 1991 to 1993, Mr. Brizius worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department. He is also a director of Eye Care Centers of America, Inc., Houghton Mifflin Company and TransWestern Publishing, L.P. Mr. Brizius received a B.B.A. in Finance and Accounting from Southern Methodist University and an M.B.A. from the Harvard Graduate School of Business Administration.

        John W. Froman,    48, became a director in November 2002. Mr. Froman has been with Circuit City Stores, a specialty retailer, since 1986 and currently serves as its Executive Vice President and Chief Operating Officer. Prior to joining Circuit City, Mr. Froman was President of The Contempos Division of Craddock-Terry Shoe Corporation and, prior to that, Manager of U.S. Merchandising for Avon Products, Inc.

        David A. Jones,    53, became a director in January 1999 and served as Chairman of the Board of Directors from June 1999 until 2001. Mr. Jones has been the President, Chief Executive Officer and Chairman of the Board of Directors of Rayovac Corporation, a consumer battery and lighting device company, since March 1996. Between February 1995 and March 1996, Mr. Jones was Chief Operating Officer, Chief Executive Officer and Chairman of the Board of Directors of Thermoscan, Inc. From 1989 to 1994, he served as President and Chief Executive Officer of The Regina Company, a manufacturer of vacuum cleaners and other floor care equipment. Mr. Jones is also a director of Tyson Foods.

        Gary M. Rodkin,    50, became a director in February 2002. He has served as the Chairman and CEO of PepsiCo Beverages and Foods, a newly created $10 billion division of PepsiCo, Inc. which combines the Pepsi-Cola, Gatorade, Tropicana and Quaker Foods business units in the United States and Canada, since June 2002. Prior positions at PepsiCo include President and CEO Pepsi-Cola North America and President and CEO Tropicana. Before joining Tropicana in 1995, Mr. Rodkin held positions of increasing responsibility at General Mills, Inc. from 1979 to 1995, including President of Yoplait-Colombo.

        Scott A. Schoen,    44, became a director in January 1999 in connection with our recapitalization. Mr. Schoen is a Managing Director of Thomas H. Lee Partners, L.P., a private equity investment firm, which he joined in 1986. In addition, Mr. Schoen is a Principal Managing Director and Member of Thomas H. Lee Advisors, L.L.C., the general partner of Thomas H. Lee Partners, L.P., which controls the general partner of Thomas H. Lee Equity Fund IV, L.P. and Thomas H. Lee Equity Fund V, L.P. He is Vice President of T. H. Lee Mezzanine II, the investment advisor to ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund II (Retirement Accounts), L.P. He is also a director of Affordable Residential Communities, Syratech Corporation, TransWestern Publishing, L.P., Wyndham International Inc., Axis Capital Holdings and several private corporations. Mr. Schoen received a B.A. in History from Yale University, a J.D. from Harvard Law School and an M.B.A. from the Harvard Graduate School of Business Administration.

Executive Officers

        The following table presents the executive officers of United Industries Corporation:

Executive Officers	Position(s)
Robert L. Caulk	Chairman of the Board of Directors; President and Chief Executive Officer
Daniel J. Johnston	Director; Executive Vice President and Chief Financial Officer
Kent J. Davies	Senior Vice President, Marketing
Louis N. Laderman	Vice President, Secretary and General Counsel
Robert S. Rubin	Vice President, Corporate Development
Steven D. Schultz	Senior Vice President, Business Development
Rick K. Spurlock	Vice President, Human Resources
John F. Timony	Senior Vice President, Operations

        The following presents biographical information as of December 31, 2002 with respect to each of the executive officers listed above who do not also serve as directors.

        Kent J. Davies,    39, has served as the Senior Vice President, Marketing since April 2001 and assumed additional responsibilities for the Research & Development and Regulatory Affairs groups in March 2002. Prior to joining United Industries, Mr. Davies spent seven years with Kimberly-Clark Corporation serving in various marketing and general management capacities including General Manager, Global Strategic Marketing from 2000 to 2001, General Manager, Global Surgical Products Business from 1999 to 2000, and General Manager, Professional Heath Care—Europe, while based in Brussels, Belgium, from 1998 to 1999. Prior to joining Kimberly-Clark, Mr. Davies held marketing positions with the 3M Company and various field sales roles with General Mills, Inc. Mr. Davies received a B.A. in History from the University of California at Berkeley and an M.B.A. from the University of Minnesota.

        Louis N. Laderman,    51, has served as the Vice President, Secretary and General Counsel since 2001. Prior to joining United Industries, from 1996 through 2000, Mr. Laderman was Vice President and General Counsel of Service Experts, Inc., an operator and consolidator of heating, air conditioning and ventilating contractors. Between 1976 and 1996, Mr. Laderman was engaged in the private practice of law in St. Louis, Missouri. Mr. Laderman received a B.S. in Industrial Management, with a minor in Industrial Engineering, from Purdue University and a J.D., cum laude, from St. Louis University.

        Robert S. Rubin,    36, has served in various capacities since 1995, including Vice President, Corporate Development, responsible for Mergers, Acquisitions and Strategic Alliance efforts; Vice President and General Manager—Strategic Accounts, Retail Sales and Retail Marketing; and Vice President, Marketing, R&D and Regulatory Affairs. Mr. Rubin joined United Industries in 1995 as a Brand Manager. Prior to joining United Industries, Mr. Rubin spent three years from 1992 to 1995 at Ralston Purina in various marketing roles. From 1988 to 1992, Mr. Rubin was employed by the advertising agency DMB&B/St. Louis. Mr. Rubin received a B.S. in Business Administration from Miami University, Oxford, Ohio.

        Steven D. Schultz,    55, has served as the Senior Vice President, Business Development since 2002. Prior to joining United Industries, Mr. Schultz worked at Schultz Company, where he started his career after college and held various management positions until 1982 when he became the President and Chief Executive Officer. Mr. Schultz maintained that position until Schultz merged with a wholly owned subsidiary of United Industries in May 2002. Mr. Schultz received a B.S. in Journalism from the University of Oklahoma.

        Rick K. Spurlock,    43, has served as the Vice President, Human Resources since 2002. Prior to joining United Industries, Mr. Spurlock was Vice President of Human Resources at Pursell Industries, Inc., a national lawn and garden company, from 2000 to 2002. From 1984 to 2000, Mr. Spurlock had management responsibilities in the areas of human resources, organization development and manufacturing with the Mechanics Tools Division of The Stanley Works, an international manufacturer of hand tools. Prior to joining The Stanley Works, he was employed by Cincinnati Milacron in various roles from 1980 to 1984. Mr. Spurlock received a B.S. in Business Management from Wright State University.

        John F. Timony,    53, has served as the Senior Vice President, Operations since 2001. Prior to joining United Industries, Mr. Timony was Vice President—Operations for Rexam Medical Packaging from 1994 to 2000. From 1981 to 1994, Mr. Timony worked for Sterling Winthrop, Inc. in various engineering, management and executive positions, most recently as Vice President—Operations. Prior to joining Sterling Winthrop, Inc., Mr. Timony was an engineer for Container Corporation of America from 1978 to 1981 and a Lieutenant in the United States Navy from 1972 to 1978. Mr. Timony received a B.S. in Electrical Engineering from the United States Naval Academy, a Master's Degree in Electrical Engineering from the U.S. Naval Postgraduate School and an M.B.A. from Monmouth University.

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

        The following table presents information regarding the compensation paid to our Chief Executive Officer and each of the other four most highly compensated executive officers during 2002 (collectively, the Named Executive Officers) for services rendered for the years ended December 31, 2002, 2001 and 2000:

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Year Ended December 31,	Salary ($)	Bonus ($)	Securities Underlying Stock Options (#)	All Other Compensation ($)(1)
Robert L. Caulk Chairman of the Board of Directors; President and Chief Executive Officer	2002 2001 2000	$500,000 400,000 400,000	$320,000 292,000 120,000	— 1,600,000 —	$14,082 5,100 101,244	(2) (3)
Daniel J. Johnston Director; Executive Vice President and Chief Financial Officer	2002 2001 2000	335,000 325,000 300,000	175,205 259,875 —	— 700,000 —	7,091 5,100 5,100	(4)
Kent J. Davies Senior Vice President, Marketing	2002 2001 2000	205,500 134,103 —	105,995 51,733 —	— 200,000 —	80,972 66,705 —	(5) (6)
John F. Timony Senior Vice President, Operations	2002 2001 2000	229,000 198,564 —	117,172 78,731 —	— 200,000 —	8,656 15,636 —	(7) (8)
Robert S. Rubin Vice President, Corporate Development	2002 2001 2000	202,500 193,000 185,500	103,883 139,263 40,588	100,000 100,000 —	5,904 5,100 5,100	(9)

(1)
Unless otherwise indicated, represents matching contributions under our 401(k) plan for each year of employment presented and reimbursement for long-term disability premiums in 2002.

(2)
Includes matching contributions under our 401(k) plan of $5,500 and reimbursement for long-term disability premiums of $8,582.

(3)
Includes relocation payments of $96,144.

(4)
Includes matching contributions under our 401(k) plan of $5,500 and reimbursement for long-term disability premiums of $1,591.

(5)
Includes a loan forgiven of $75,000, matching contributions under our 401(k) plan of $5,500 and reimbursement for long-term disability premiums of $472.

(6)
Includes relocation payments of $66,705.

(7)
Includes matching contributions under our 401(k) plan of $5,500 and reimbursement for long-term disability premiums of $3,156.

(8)
Includes relocation payments of $15,636.

(9)
Includes matching contributions under our 401(k) plan of $5,500 and reimbursement for long-term disability premiums of $404.

Stock Option Grants

        The following table presents individual grants of options to the Named Executive Officers during the year ended December 31, 2002. No stock appreciation rights have been granted or are outstanding under any of our long-term equity plans.

Individual Grants
Name	Number of Securities Underlying Options (#)(1)	% of Total Options Granted to Employees in 2002	Exercise Price ($/Share)	Expiration Date	Grant Date Present Value ($)(2)
Robert L. Caulk	—	—	$—	—	$—
Daniel J. Johnston	—	—	—	—	—
Kent J. Davies	—	—	—	—	—
John F. Timony	—	—	—	—	—
Robert S. Rubin	50,000	5.3%	3.25	1/31/12	55,950
	50,000	5.3%	5.00	8/06/12	64,450

(1)
Of the options granted during 2002, one-third vests over a four-year period at a rate of 25% on each anniversary of the grant date. The remaining two-thirds vest based on performance targets over a three to ten year period from the date of grant.

(2)
The grant date present value is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions for the year ended December 31, 2002: expected volatility of zero, weighted average risk-free interest rate of 4.61%, dividend yield of zero and an expected life of ten years.

Aggregated Option Exercises and Option Value Table

        The following table presents information concerning stock options held by the Named Executive Officers as of December 31, 2002:

Name	Shares Acquired Upon Exercise (#)(1)	Value Realized ($)	Number of Securities Underlying Unexercised Options (#) Exercisable/ Unexercisable	Value of Unexercised In-the Money Options ($) Exercisable/ Unexercisable(2)
Robert L. Caulk	—	$—	693,361/906,639	$1,480,083/$2,119,917
Daniel J. Johnston	—	—	265,001/434,999	795,003/1,304,997
Kent J. Davies	—	—	50,000/150,000	150,000/450,000
John F. Timony	—	—	50,000/150,000	150,000/450,000
Robert S. Rubin	—	—	47,001/152,999	105,584/281,917

(1)
As of December 31, 2002, no outstanding options had been exercised.

(2)
There was no active trading market for our common stock as of December 31, 2002, thus fair value was determined by our Board of Directors, based primarily on valuations obtained from independent appraisals.

The 2001 Stock Option Plan

        We grant stock options to eligible employees, officers and directors pursuant to the 2001 Stock Option Plan, which is administered by the Compensation Committee of the Board of Directors. The 2001 Stock Option Plan superseded the 1999 Stock Option Plan which was terminated during 2001. Upon termination, all 3,096,000 issued and outstanding options under the 1999 Stock Option Plan were cancelled.

        The 2001 Stock Option Plan provides for an aggregate of 5,800,000 shares of common stock that may be issued in the form of Class A voting common stock, Class B nonvoting common stock or a combination thereof. The options to purchase shares of common stock are subject to time and performance-based vesting schedules which generally range from four to ten years. Options are generally granted with an exercise price equal to or greater than the estimated fair value of common stock on the grant date and expire ten years thereafter. After termination of employment, unvested options are forfeited immediately, within thirty days or within one year, as provided under the plan agreement.

Deferred Compensation Plans

        We sponsor two deferred compensation plans for certain members of our senior management team. The plans are administered by the Compensation Committee of our Board of Directors. The plans provide for the establishment of grantor trusts for the purpose of accumulating funds to purchase shares of our common stock for the benefit of the plan participants. One plan allows participants to contribute an unlimited amount of earnings to the plan while the other provides for contributions of up to 20% of a participant's annual bonus. We do not provide matching contributions to these plans and have the right to repurchase shares held in the grantor trusts under certain circumstances. The common stock held in the grantor trusts was valued at $2.7 million as of December 31, 2002 and 2001.

Compensation of Directors

        Messrs. Caulk and Johnston, who were the only directors that served as employees during 2002, did not receive any additional compensation for serving as a director or attending any meeting of the

Board of Directors during 2002. During 2002, Mr. Jones received $30,000 in directorship fees and Mr. Rodkin received $25,833 in directorship fees. Messrs. Boll, Brizius and Schoen did not directly receive any directorship fees in 2002, but THL Equity Advisors, IV, LLC, the general partner of Thomas H. Lee Equity Fund IV, L.P., and Thomas H. Lee Capital, L.L.C., entities with whom Messrs. Boll, Brizius and Schoen are affiliated, received fees pursuant to a professional services agreement described below.

Employment Agreements

        Each of the Named Executive Officers is employed under a separate employment agreement. With the exception of Mr. Caulk's agreement, which expires on January 1, 2005, none of the agreements are effective for a specified period of time. The following table presents the position, annual salary and stock options received, as well as the maximum potential annual bonus available, to each of the Named Executive Officers, under his employment agreement, as amended:

Name	Position(s)	Annual Base Salary	Stock Options Received	Annual Bonus
Robert L. Caulk	Chairman of the Board of Directors; President and Chief Executive Officer	$500,000	1,600,000	Up to $500,000
Daniel J. Johnston	Director; Executive Vice President and Chief Financial Officer	335,000	700,000	Up to $201,000
Kent J. Davies	Senior Vice President, Marketing	205,000	200,000	Up to $123,300
John F. Timony	Senior Vice President, Operations	229,000	200,000	Up to $137,400
Robert S. Rubin	Vice President, Corporation Development	202,500	200,000	Up to $121,500

        Each agreement provides for base salary and bonus increases at the discretion of the Compensation Committee of the Board of Directors. Annual incentive compensation is determined in accordance with the attainment of certain financial and performance targets. The agreements also provide that the officers are entitled to a monthly automobile allowance and to participate in any disability, pension or other benefit plan generally afforded to employees or executives.

        Of the options issued to Mr. Caulk, 53,360 options vested immediately upon the grant date, 1,013,307 options vest over four years with 25% vesting on each anniversary after the grant date and the remaining 533,333 options vest based on performance targets through December 31, 2004, or otherwise after ten years from the grant date. Of the options issued to Mr. Johnston, 80,000 options vested immediately upon the grant date, 206,665 options vest over four years with 25% vesting on each anniversary after the grant date and 413,335 options vest based on performance targets through December 31, 2004, or otherwise after ten years from the grant date. Of the options granted to Messrs. Davies and Timony, one-third of the options vest over four years with 25% vesting on each anniversary after the grant date while the remaining two-thirds vest based on performance targets through December 31, 2004, or otherwise after ten years from the grant date. Of the options issued to Mr. Rubin, 4,000 vested immediately upon the grant date, 62,667 vest over four years with 25% vesting on each anniversary after the grant date and 133,333 options vest based on performance targets through December 31, 2004, or otherwise after ten years from the grant date.

        We may terminate an employment agreement at any time with or without cause. If an employment agreement is terminated by us for cause or by the executive without good reason, the terminated executive will be entitled to any unpaid base salary through the date of termination plus any unpaid incentive compensation. If we terminate the employment agreement without cause or if the executive terminates the employment agreement for good reason or the executive dies or becomes disabled, he will be entitled to any unpaid base salary through the date of termination, any unpaid incentive compensation and, under certain conditions, his base salary for a period subsequent to his termination, which shall in no case be greater than two years from his termination. Each employment agreement includes non-compete, non-solicitation and confidentiality provisions through the later of one year after the executive's date of termination or the last date that severance payments are owed to the executive.

401(k) Plan

        We have a 401(k) savings plan for substantially all of our employees with six months or more of continuous service. The 401(k) plan allows participants to defer a portion of eligible compensation on a tax-deferred basis. Under provisions of the plan, we match 50% of each employee's contributions up to 6% of gross earnings. The matching amount generally increases to 75% of such employee's contributions up to 6% of gross earnings after ten years of service. The aggregate matching contribution made by us was $0.7 million in 2002, $0.6 million in 2001 and $0.6 million in 2000.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners and Management

        The following table presents certain information regarding the beneficial ownership of our Class A voting common stock by each of our directors and Named Executive Officers, by all of our directors and executive officers as a group, and by each owner of more than 5% of the outstanding shares of Class A voting common stock as of December 31, 2002. Each director and Named Executive Officer owns a number of shares of Class B nonvoting common stock equal to their number of owned shares of Class A voting common stock. Unless otherwise indicated, the mailing address for each principal stockholder, officer and director is c/o United Industries Corporation, 2150 Schuetz Road, St. Louis, Missouri 63146.

Name of Beneficial Owner(1)	Number of Class A Common Shares Owned	Number of Class A Common Shares Receivable Upon Exercise of Stock Options	Number of Class A Common Shares Receivable Upon Exercise of Stock Warrants	Number of Class A Common Shares Beneficially Owned	Percent of Class
UIC Holdings, L.L.C.	27,158,000	—	4,673,957	31,831,957	84.2%
Bayer Corporation(2)	3,072,000	—	—	3,072,000	9.3%
Robert L. Caulk	125,000	800,000	13,938	938,938	2.8%
C. Hunter Boll(3)	27,158,000	—	4,673,957	31,831,957	84.2%
Charles A. Brizius(3)	27,158,000	—	4,673,957	31,831,957	84.2%
John W. Froman	—	5,000	—	5,000	*
Daniel J. Johnston(4)	—	350,000	27,876	377,876	1.1%
David A. Jones	100,000	300,000	—	400,000	1.2%
Gary M. Rodkin	—	5,000	—	5,000	*
Scott A. Schoen(3)	27,158,000	—	4,673,957	31,831,957	84.2%
Kent J. Davies	—	100,000	1,394	101,394	*
John F. Timony	—	100,000	4,181	104,181	*
Robert S. Rubin	3,500	100,000	2,091	105,591	*
All Directors and Executive Officers as a group (17 persons)(3)	27,686,500	1,885,000	4,737,375	34,308,875	86.3%

*
Denotes less than one percent.

(1)
Beneficial owner as used herein means any person who, directly or indirectly, has or shares voting power or investment power with respect to a security. All of the parties listed above are party to a stockholders agreement, pursuant to which they have agreed to vote their shares in the election of directors in accordance with the terms of the stockholders agreement. The number of shares indicated in this table does not include the shares of Class A voting common stock that are held by other stockholders subject to the stockholders agreement. Unless otherwise indicated, we believe that each person has sole voting and investment power with regard to their shares listed as beneficially owned. The calculation of beneficial ownership is based on 33,143,000 shares of Class A voting common stock outstanding as of December 31, 2002.

(2)
The address for Bayer Corporation is 100 Bayer Road, Pittsburgh, PA 15205.

(3)
Includes 31,831,957 shares beneficially owned by UIC Holdings, L.L.C. UIC Holdings, L.L.C. is controlled by the Thomas H. Lee Equity Fund IV, L.P., which may therefore be deemed to be the beneficial owner of the shares held by UIC Holdings, L.L.C. Such shares may be deemed to be beneficially owned by Messrs. Boll, Brizius and Schoen, who are members of Thomas H. Lee Advisors, L.L.C., the general partner of Thomas H. Lee Partners L.P., which in turn is the managing member of THL Equity Advisors IV, L.L.C., which is the general partner of Thomas H. Lee Equity Fund IV, L.P. Each of Messrs. Boll, Brizius and Schoen disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.

(4)
Deferred compensation for the purchase of 100,000 shares each of Class A voting and Class B nonvoting common stock for the benefit of Mr. Johnston are held under a grantor trust.

Equity Compensation Plans

        The following table presents information about our common stock that may be issued upon exercise of options, warrants and rights under our existing equity compensation plans, including the 2001 Stock Option Plan:

	Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	5,760,000	$2.75	40,000
Equity compensation plans not approved by security holders(1)	540,000	5.00	—

Total	6,300,000	$2.94	40,000

(1)
Issued under our Deferred Compensation Plans described under "Management—Deferred Compensation Plans."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Professional Services Agreement

        We have a professional services agreement with THL Equity Advisors IV, L.L.C. and Thomas H. Lee Capital, L.L.C., both affiliates of Thomas H. Lee Partners, L.P., which owns UIC Holdings, L.L.C., our majority owner. The professional services agreement has a term of three years, beginning January 20, 1999, and automatically extends for successive one-year periods thereafter, unless either party gives thirty days notice prior to the end of the term. Under the terms of the agreement, THL Equity Advisors IV, L.L.C. receives $62,500 per month for management and other consulting services provided to us and reimbursement of any related out-of-pocket expenses. During each of the years 2000 through 2002, we paid $0.75 million under this agreement, which is included in selling, general and administrative expenses in our consolidated statements of operations included elsewhere in this Annual Report.

Stockholders Agreement

        We have entered into a stockholders agreement with UIC Holdings, L.L.C. and certain other stockholders. Under the agreement, our Class A common stockholders are required to vote their shares of common stock for any sale or reorganization that has been approved by our Board of Directors or a majority of the stockholders. The stockholders agreement also grants the stockholders the right to effect the registration of their common stock for sale to the public, subject to certain conditions and limitations. If we elect to register any of our equity securities under the Securities Act of 1933, as amended, the stockholders are entitled to notice of such registration, subject to certain conditions and limitations. Under the stockholders agreement, we are responsible to pay costs of the registration effected on behalf of the stockholders, other than underwriting discounts and commissions.

Recapitalization Agreement

        The recapitalization agreement with UIC Holdings, L.L.C., which we entered into in connection with our recapitalization in 1999, contains customary provisions, including representations and warranties with respect to the condition and operations of the business, covenants with respect to the conduct of the business prior to our recapitalization closing date and various closing conditions, including the continued accuracy of the representations and warranties. In general, these representations and warranties expired by April 15, 2000. However, representations and warranties with respect to (1) tax matters survive until thirty days after the expiration of the applicable statute of limitations; (2) environmental matters expired December 31, 2002; and (3) ownership of stock do not expire. The total consideration paid to redeem our common stock is subject to adjustments based on the excess taxes of our previous stockholders arising from our Section 338(h)(10) election under the IRS tax code.

        Pursuant to our recapitalization, we redeemed a portion of our common stock held by certain stockholders and UIC Holdings, L.L.C. which were purchased by certain members of our senior management. In the recapitalization, certain executives collectively received an aggregate of $4.0 million in cash and an additional $2.7 million with which the officers purchased common stock through grantor trusts, which is reflected as a reduction of equity in our consolidated balance sheets included elsewhere in this Annual Report.

Loans to Chief Executive Officer

        On September 28, 2001, we entered into a loan agreement with Robert L. Caulk, our President, Chief Executive Officer and Chairman of the Board of Directors, for $400,000 which matures on September 28, 2006 (the 2001 loan). On March 8, 2002, we entered into a loan agreement with Mr. Caulk for $51,685 which matures on March 8, 2007 (the 2002 loan). The purpose for both loans was to allow Mr. Caulk to purchase shares of our common and preferred stock. Each loan bears interest at LIBOR on its effective date which is subsequently adjusted on each loan's respective anniversary date. The interest rate in effect for the 2002 loan was 1.96% as of December 31, 2002. The interest rate in effect for the 2001 loan was 1.81% as of December 31, 2002 and 2.59% as of December 31, 2001. Interest on both loans is payable annually, based on outstanding accrued amounts on December 31 of each year. Principal payments on both loans are based on 25% of the gross amount of each annual bonus awarded to Mr. Caulk and are immediately payable, except that principal payments on the 2002 loan are immediately payable only if all amounts due under the 2001 loan are fully paid. Any unpaid principal and interest on both loans is due upon maturity. The outstanding principal balance for the 2001 loan was $352,000 as of December 31, 2002 and $400,000 as of December 31, 2001. The outstanding principal balance of the 2002 loan was $51,685 as of December 31, 2002. The loans are reflected as a reduction of equity in the consolidated balance sheets included elsewhere in this Annual Report.

Leases with Stockholder and Former Executive and Member of the Board of Directors

        We lease several of our operating facilities from Rex Realty, Inc., a company that is owned by stockholders who own, in the aggregate, approximately 5% of our common stock and is operated by a former executive and past member of the Board of Directors. The operating leases expire at various dates through December 31, 2010. We have options to terminate the leases on an annual basis by giving advance notice of at least one year. As of December 31, 2002, notice had been given on one such lease. We lease a portion of our operating facilities from the same company under a sublease agreement expiring on December 31, 2005 with minimum annual rentals of $0.7 million. We have two five-year options to renew this lease, beginning January 1, 2006. We believe that the terms of these leases are similar to those that could be obtained from a non-related party in the ordinary course of business. Rent expense under these leases was $2.3 million in 2002, $2.3 million in 2001 and $2.2 million in 2000.

Equity Transactions with UIC Holdings, L.L.C.

        To raise equity to partially fund our merger with Schultz in May 2002, we issued 1,690,000 shares each of Class A voting and Class B nonvoting common stock to UIC Holdings, L.L.C., our majority owner, for $16.9 million.

        In connection with the Pursell transaction in December 2001, we issued 22,600 shares of Class A nonvoting preferred stock to UIC Holdings, L.L.C. for $1,000 per share, the fair value as determined by the Board of Directors using a multiple of cash flows method, for net cash proceeds of $22.0 million and stock purchase warrants for a 10-year option to purchase up to 3,150,000 shares each of our Class A voting and Class B nonvoting common stock for $3.25 per share, the fair value of the shares of our common stock at the time the warrants were issued as determined by the Board of Directors using a multiple of cash flows method.

        In November 2000, we issued 15,000 shares of Class A nonvoting preferred stock to UIC Holdings, L.L.C. for $1,000 per share, the fair value as determined by the Board of Directors using a multiple of cash flows method, for net cash proceeds of $15.0 million and stock purchase warrants for a 10-year option to purchase up to 1,600,000 shares each of our Class A voting and Class B nonvoting common stock for $2.00 per share, the fair value of the shares of our common stock at the time the warrants were issued as determined by the Board of Directors using a multiple of cash flows method.

ITEM 14.    CONTROLS AND PROCEDURES.

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

Internal Controls

        Since 2001, we have been in the process of developing an enterprise resource planning, or ERP, system on a company wide basis. As we believe is the case in most system changes, the development and eventual implementation of these systems has necessitated changes in operating policies and procedures and the related internal controls and their method of application. We believe that throughout this process, we have maintained internal accounting control systems that are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, and which produce adequate records for preparation of financial information.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  a.
  The following documents are filed as part of this Annual Report:

  1.
  Financial Statements.

      The financial statements, notes thereto and reports of independent accountants are listed in the Index to Financial Statements and Financial Statement Schedule on page F-1.

    2.
    Financial Statement Schedules.

      The financial statement schedule filed as part of this Annual Report is listed in the Index to Financial Statements and Financial Statement Schedule on page F-1. Schedules other than the one listed on such index are omitted since they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

    3.
    The Exhibit Index begins on page 44.

  b.
  Reports on Form 8-K

    On December 9, 2002, we filed a current report on Form 8-K pursuant to Item 4, to announce our acquisition of WPC Brands, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, United Industries Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INDUSTRIES CORPORATION, Registrant
Dated: March 19, 2003	By:	/s/ ROBERT L. CAULK Robert L. Caulk Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of United Industries Corporation in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. CAULK Robert L. Caulk	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 19, 2003
/s/ DANIEL J. JOHNSTON Daniel J. Johnston	Executive Vice President and Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)	March 19, 2003
/s/ C. HUNTER BOLL C. Hunter Boll	Director	March 19, 2003
/s/ CHARLES A. BRIZIUS Charles A. Brizius	Director	March 19, 2003
/s/ JOHN W. FROMAN John W. Froman	Director	March 19, 2003
/s/ DAVID A. JONES David A. Jones	Director	March 19, 2003
/s/ GARY M. RODKIN Gary M. Rodkin	Director	March 19, 2003
/s/ SCOTT A. SCHOEN Scott A. Schoen	Director	March 19, 2003

CERTIFICATIONS

I, Robert L. Caulk, certify that:

1.
I have reviewed this annual report on Form 10-K of United Industries Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: March 19, 2003	By:	/s/ ROBERT L. CAULK Robert L. Caulk President and Chief Executive Officer

I, Daniel J. Johnston, certify that:

1.
I have reviewed this annual report on Form 10-K of United Industries Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: March 19, 2003	By:	/s/ DANIEL J. JOHNSTON Daniel J. Johnston Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company, dated January 13, 1999. (1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, dated January 20, 1999. (1)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, dated November 9, 2000. (4)
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated December 13, 2001.
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company dated May 7, 2002.
3.6	By-laws of the Company. (1)
4.1	Securities Purchase Agreement, dated as of March 19, 1999, among the Company, CIBC Oppenheimer Corp. and NationsBanc Montgomery Securities L.L.C. (1)
4.2	Indenture, dated as of March 24, 1999, between the Company and State Street Bank and Trust Company as Trustee with respect to the 97/8% senior subordinated notes due 2009 (including the form of 97/8% senior subordinated notes). (1)
4.3	Registration Rights Agreement, dated as of March 24, 1999, among the Company, CIBC Oppenheimer Corp. and NationsBanc Montgomery Securities L.L.C. (1)
10.1	United Industries Corporation Deferred Compensation Plan. (1)
10.2	Management Agreement, dated as of January 20, 1999, between the Company and Stephen R. Brian. (1)†
10.3	Management Agreement, dated as of January 20, 1999, between the Company and Richard A. Bender. (1)†
10.4	Management Agreement, dated as of January 20, 1999, between the Company and William P. Johnson. (1)†
10.5	Management Agreement, dated as of January 20, 1999, between the Company and Daniel J. Johnston. (1)†
10.6	Consulting Agreement, dated as of January 20, 1999, between the Company and David A. Jones. (1)
10.7	United Industries Corporation 1999 Stock Option Plan. (1)†
10.8	United Industries Corporation 2001 Stock Option Plan. (4)†
10.9	Stock Option Agreement, dated as of January 20, 1999, between the Company and Stephen R. Brian. (1)†
10.10	Stock Option Agreement, dated as of January 20, 1999, between the Company and Richard A. Bender. (1)†
10.11	Stock Option Agreement, dated as of January 20, 1999, between the Company and William P. Johnson. (1)†
10.12	Stock Option Agreement, dated as of January 20, 1999, between the Company and Daniel J. Johnston. (1)†
10.13	Stock Option Agreement, dated as of January 20, 1999, between the Company and David A. Jones. (1)
10.14	Stockholders Agreement, dated as of January 20, 1999, among the Company and the Stockholders (as defined therein). (1)
10.15	Professional Services Agreement, dated as of January 20, 1999, between THL Equity Advisors IV, L.L.C., Thomas H. Lee Capital, L.L.C. and the Company. (1)

10.16	Amended and Restated Credit Agreement dated as of March 24, 1999 among the Company, NationsBanc Montgomery Securities L.L.C., Morgan Stanley Senior Funding, Inc., Canadian Imperial Bank of Commerce, NationsBank, N.A., the Initial Lenders (as defined therein), the Swing Line Bank (as defined therein) and the Initial Issuing Bank
(as defined therein). (1)
10.17	Amendment No. 4 dated as February 13, 2002 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities LLC (formerly known as NationsBanc Montgomery Securities L.L.C.), Morgan Stanley Senior Funding, Inc. Canadian Imperial Bank of Commerce. (5)
10.18	Amendment No. 5 dated as May 8, 2002 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities L.L.C. (formerly known as NationsBanc Montgomery Securities L.L.C.) and Morgan Stanley Senior Funding, Inc., Canadian Imperial Bank of Commerce. (6)
10.19	Amendment No. 6 dated as June 14, 2002 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities L.L.C. (formerly known as NationsBanc Montgomery Securities L.L.C.) and Morgan Stanley Senior Funding, Inc., Canadian Imperial Bank of Commerce. (7)
10.20	Amendment No. 7 dated as of September 30, 2002 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities L.L.C. (formerly known as NationsBanc Montgomery Securities L.L.C.) and Morgan Stanley Senior Funding, Inc., Canadian Imperial Bank of Commerce. (8)
10.21	Amendment No. 8 dated as of November 4, 2002 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities L.L.C. (formerly known as NationsBanc Montgomery Securities L.L.C.) and Morgan Stanley Senior Funding, Inc., Canadian Imperial Bank of Commerce. (8)
10.22	Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc. (3)
10.23	First Amendment dated as of August 31, 1987 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc. (3)
10.24	Second Amendment dated as of March 2, 1990 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc. (3)
10.25	Third Amendment dated as of April 3, 1992 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc. (3)
10.26	Fourth Amendment dated as of June 6, 1994 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc. (3)

10.27	Fifth Amendment dated as of October 1, 1996 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc. (3)
10.28	Lease, dated as of December 1, 1995, between Rex Realty Co. and the Company. (1)
10.30	Lease, dated as of November 27, 1989, between Rex Realty Co. and the Company. (1)
10.31	Exchange Agreement dated as of June 14, 2002, among Bayer Corporation, an Indiana corporation, Bayer Advanced L.L.C., a Delaware limited liability company, and the Company.*(7)
10.32	In-Store Service Agreement dated as of June 7, 2002 among the Company, Bayer Corporation, an Indiana corporation, and Bayer Advanced L.L.C., a Delaware limited liability company.*(7)
10.33	Supply Agreement dated as of June 14, 2002 between Bayer Corporation, an Indiana corporation, and the Company.*(7)
21.1	Subsidiaries.
99.1	Risk Factors.
99.2	Form of Letter of Transmittal. (2)
99.3	Form of Letter of Notice of Guaranteed Delivery. (2)
99.4	Form of Tender Instructions. (2)

(1)
Previously filed as an Exhibit to Registrant's Registration Statement on Form S-4 (No. 333-76055) filed on April 9, 1999 and incorporated by reference herein.

(2)
Previously filed as an Exhibit to Registrant's Registration Statement on Form S-4/A (No. 333-76055) filed on July 22, 1999 and incorporated by reference herein.

(3)
Previously filed as an Exhibit to the Registrant's Form 10-K filed on March 30, 2000 and incorporated by reference herein.

(4)
Previously filed as an Exhibit to the Registrant's Form 10-K filed on April 20, 2001 and incorporated by reference herein.

(5)
Previously filed as an Exhibit to the Registrant's Form 8-K filed on February 16, 2002 and incorporated by reference herein.

(6)
Previously filed as an Exhibit to the Registrant's Form 8-K filed on May 24, 2002 and incorporated by reference herein.

(7)
Previously filed as an Exhibit to the Registrant's Form 10-Q filed on August 14, 2002 and incorporated by reference herein.

(8)
Previously filed as an Exhibit to the Registrant's Form 10-Q filed on November 12, 2002 and incorporated by reference herein.

(*)
Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(†)
Management contract or compensatory plan.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders of
United Industries Corporation and Subsidiaries:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of cash flows, and of changes in stockholders' deficit present fairly, in all material respects, the financial position of United Industries Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

February 12, 2003
St. Louis, Missouri

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$10,318	$—
Accounts receivable, less allowance for doubtful accounts of $3,171 and $1,147, respectively	23,321	21,585
Inventories	87,762	49,092
Prepaid expenses and other current assets	11,350	6,491

Total current assets	132,751	77,168

Equipment and leasehold improvements, net	34,218	27,930
Deferred tax asset	105,141	112,505
Goodwill and intangible assets, net	100,868	43,116
Other assets, net	13,025	11,837

Total assets	$386,003	$272,556

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and capital lease obligation	$9,665	$5,711
Accounts payable	27,063	23,459
Accrued expenses	45,221	34,006
Short-term borrowings	—	23,450

Total current liabilities	81,949	86,626

Long-term debt, net of current maturities	391,493	318,386
Capital lease obligation, net of current maturities	3,778	4,221
Other liabilities	5,019	7,740

Total liabilities	482,239	416,973

Commitments and contingencies
Stockholders' deficit:
Preferred stock (37,600 shares of $0.01 par value Class A issued and outstanding, 40,000 shares authorized)	—	—
Common stock (33.1 million shares each of $0.01 par value Class A and Class B issued and outstanding, 43.6 million shares of each authorized at December 31, 2002; 27.7 million shares of each issued and outstanding and 37.6 million shares of each authorized at December 31, 2001)	664	556
Warrants and options	11,745	11,745
Additional paid-in capital	210,480	152,943
Accumulated deficit	(287,592)	(306,048)
Common stock subscription receivable	(25,761)	—
Common stock repurchase option	(2,636)	—
Common stock held in grantor trust	(2,700)	(2,700)
Loans to executive officer	(404)	(400)
Accumulated other comprehensive loss	(32)	(513)

Total stockholders' deficit	(96,236)	(144,417)

Total liabilities and stockholders' deficit	$386,003	$272,556

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2002	2001	2000
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales before promotion expense	$521,286	$297,776	$288,618
Promotion expense	41,296	24,432	22,824

Net sales	479,990	273,344	265,794

Operating costs and expenses:
Cost of goods sold	305,644	148,371	146,229
Selling, general and administrative expenses	113,162	74,689	69,099
Facilities and organizational rationalization	—	5,550	—
Dursban related expenses	—	—	8,000

Total operating costs and expenses	418,806	228,610	223,328

Operating income	61,184	44,734	42,466
Interest expense, net	32,410	35,841	40,973

Income before income tax expense	28,774	8,893	1,493
Income tax expense	3,438	2,167	134

Net income	$25,336	$6,726	$1,359

Preferred stock dividends	$6,880	$2,292	$320

Net income available to common stockholders	$18,456	$4,434	$1,039

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:
Net income	$25,336	$6,726	$1,359
Other comprehensive income, net of tax:
Income (loss) on interest rate swap	513	(513)	—
Loss on derivative hedging instruments	(32)	—	—

Comprehensive income	$25,817	$6,213	$1,359

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$25,336	$6,726	$1,359
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	10,240	4,918	5,261
Amortization of deferred financing fees	3,280	2,691	2,420
Deferred income tax expense	3,438	2,167	134
Noncash reduction of capital lease obligation	—	—	(1,182)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	26,579	(1,641)	(779)
Inventories	(19,894)	(2,085)	6,236
Prepaid expenses and other current assets	(3,283)	(134)	(716)
Other assets	5,995	9	(137)
Accounts payable and accrued expenses	(6,162)	11,126	(7,869)
Facilities and organizational rationalization charge	(3,216)	5,158	—
Dursban related expenses	(82)	(5,984)	6,066
Other operating activities, net	(4,373)	2,084	—

Net cash flows from operating activities	37,858	25,035	10,793

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(6,450)	(7,916)	(3,950)
Purchase of facilities and equipment from Pursell	(4,000)	—	—
Payments for purchase of fertilizer brands	—	(37,500)	—
Payments for Schultz merger, net of cash acquired	(38,300)	—	—
Payments for WPC Brands acquisition, net of cash acquired	(19,500)	—	—

Net cash flows used for investing activities	(68,250)	(45,416)	(3,950)

Cash flows from financing activities:
Proceeds from additional term debt	90,000	8,450	15,000
Repayment (borrowings) on cash overdraft	(5,620)	945	4,103
Repayment of debt assumed in Schultz merger	(20,577)	—	—
Repayment of borrowings on term debt	(14,943)	(10,983)	(26,888)
Repayments of short-term borrowings	(23,450)	—	—
Payments for debt issuance costs	(4,700)	—	(1,883)
Proceeds from issuance of common stock	17,500	—	—
Payments received for common stock subscription receivable	2,500	—	—
Payments for treasury stock redemption costs	—	—	(12,175)
Proceeds from issuance of preferred stock	—	21,969	15,000

Net cash flows from (used for) financing activities	40,710	20,381	(6,843)

Net increase in cash and cash equivalents	10,318	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$10,318	$—	$—

Noncash financing activities:
Common stock issued related to Schultz merger	$6,000	$—	$—

Common stock issued related to Bayer agreements	$30,720	$—	$—

Debt assumed in Schultz merger	$20,577	$—	$—

Preferred stock dividends accrued	$6,880	$2,292	$320

Execution of capital lease	$—	$—	$5,344

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Dollars in thousands)

	Class A Nonvoting Preferred Stock		Class A Voting Common Stock		Class B Nonvoting Common Stock
							Warrants and Options				Common Stock Subscription Receivable	Common Stock Repurchasing Option	Common Stock Held Grantor Trust		Accumulated Other Comprehensive Loss
									Additional Paid-in Capital	Accumulated Deficit				Loans to Executive Officer		Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2000	—	$—	27,650,000	$277	27,650,000	$277	—	$—	$126,865	$(311,521)	$—	$—	$(2,700)	$—	$—	$(186,802)
Net income	—	—	—	—	—	—	—	—	—	1,359	—	—	—	—	—	1,359
Issuance of preferred stock and common stock warrants	15,000	—	—	—	—	—	3,200	2,784	12,216	—	—	—	—	—	—	15,000
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(320)	—	—	—	—	—	(320)

Balance at December 31, 2000	15,000	—	27,650,000	277	27,650,000	277	3,200	2,784	139,081	(310,482)	—	—	(2,700)	—	—	(170,763)
Net income	—	—	—	—	—	—	—	—	—	6,726	—	—	—	—	—	6,726
Issuance of common stock	—	—	71,000	1	71,000	1	—	—	(2)	—	—	—	—	—	—	—
Issuance of common stock options	—	—	—	—	—	—	600	456	—	—	—	—	—	—	—	456
Issuance of preferred stock and common stock warrants	22,600	—	—	—	—	—	6,300	8,505	13,464	—	—	—	—	—	—	21,969
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(2,292)	—	—	—	—	—	(2,292)
Loan to executive officer	—	—	—	—	—	—	—	—	400	—	—	—	—	(400)	—	—
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(513)	(513)

Balance at December 31, 2001	37,600	—	27,721,000	278	27,721,000	278	10,100	11,745	152,943	(306,048)	—	—	(2,700)	(400)	(513)	(144,417)
Net income	—	—	—	—	—	—	—	—	—	25,336	—	—	—	—	—	25,336
Issuance of common stock for Schultz acquisition and related financing	—	—	2,290,000	24	2,290,000	24	—	—	22,866	—	—	—	—	—	—	22,914
Issuance of common stock	—	—	60,000	—	60,000	—	—	—	600	—	—	—	—	—	—	600
Issuance of common stock to Bayer	—	—	3,072,000	30	3,072,000	30	—	—	30,430	—	(27,321)	(2,636)	—	—	—	533
Amendment to Bayer agreement	—	—	—	—	—	—	—	—	3,641	—	—	—	—	—	—	3,641
Proceeds for subscription receivable, net of interest	—	—	—	—	—	—	—	—	—	—	1,560	—	—	—	—	1,560
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(6,880)	—	—	—	—	—	(6,880)
Loan to executive officer	—	—	—	—	—	—	—	—	—	—	—	—	—	(52)	—	(52)
Payment on loan to executive officer	—	—	—	—	—	—	—	—	—	—	—	—	—	48	—	48
Realized loss on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	513	513
Changes in fair value of derivative hedging instruments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32)	(32)

Balance at December 31, 2002	37,600	$—	33,143,000	$332	33,143,000	$332	10,100	$11,745	$210,480	$(287,592)	$(25,761)	$(2,636)	$(2,700)	$(404)	$(32)	$(96,236)

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

Note 1—Description of Business

        Under a variety of brand names, the Company manufactures and markets one of the broadest lines of pesticides in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents, fertilizer, growing media and soils. Our value brands are targeted toward consumers who want products and packaging that are comparable or superior to, and at lower prices than, premium price brands, while our opening price point brands are designed for conscious consumers who want quality products. Our products are marketed to mass merchandisers, home improvement centers, hardware chains, nurseries and garden centers.

        As described further in Note 18, the Company's operations are divided into three business segments: Lawn and Garden, Household and Contract. The Company's lawn and garden brands include, among others, Spectracide®, Garden Safe®, Real-Kill® and No-Pest® in the controls category, as well as Sta-Green®, Vigoro®, Schultz® and Bandini® brands in the lawn and garden fertilizer and growing media categories. The Company's household brands include, among others, Hot Shot®, Cutter® and Repel®. The Contract segment represents non-core products and includes various compounds and chemicals such as, among others, charcoal, water purification tablets, first-aid kits, barbeque sauce, fish attractant, cleaning solutions and automotive products.

Note 2—Summary of Significant Accounting Policies

Basis of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated during consolidation.

Use of Estimates

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

Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are recorded at cost which approximates market value.

Inventories

        Inventories are reported at the lower of cost or market. Cost is determined using a standard costing system that approximates the first-in, first-out method and includes raw materials, direct labor and overhead. An allowance for potentially obsolete or slow-moving inventory is recorded based on the Company's analysis of inventory levels and future sales forecasts. In the event that estimates of future usage and sales differ from actual results, the allowance for obsolete or slow-moving inventory may be adjusted. For the years ended December 31, 2002, 2001 and 2000, amounts recorded for potentially obsolete or slow-moving inventory were $5.4 million, $2.7 million and $0.3 million, respectively. As of

December 31, 2002 and 2001, the allowance for potentially obsolete or slow-moving inventory was $5.8 million and $2.7 million, respectively.

Capitalized Software Costs

        Capitalized software costs are included in equipment and leasehold improvements in the accompanying consolidated balance sheets. Once the underlying assets are placed into service, costs are amortized using the straight-line method over periods of related benefit ranging from three to five years. As of December 31, 2002 and 2001, the Company had $4.4 million and $3.5 million, respectively, in unamortized capitalized software costs related primarily to the Company's enterprise resource planning (ERP) implementation, including capitalized internal costs in 2002 of $0.4 million. No internal costs were capitalized in 2001. The Company expects to place certain modules of the ERP system into service and begin recognizing amortization expense thereon in the fourth quarter of 2003 and finalize the implementation in 2004. Related amortization expense was $0.1 million during each of the years ended December 31, 2002, 2001 and 2000.

Equipment and Leasehold Improvements

        Expenditures for equipment and leasehold improvements and those that substantially increase the useful lives of assets are capitalized and recorded at cost. Maintenance, repairs and minor renewals are expensed as incurred. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any related gains or losses are reflected in earnings. Depreciation is recorded using the straight-line method over management's estimate of the useful lives of the related assets. Machinery and equipment are depreciated over periods ranging from three to twelve years. Office furniture and equipment are depreciated over periods ranging from five to ten years. Automobiles and trucks are depreciated over periods ranging from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the related asset which generally ranges from five to thirty-nine years. Property held under capital lease is amortized over the term of the lease.

Goodwill and Intangible Assets

        The Company has acquired intangible assets or made acquisitions in the past that resulted in the recording of goodwill or intangible assets. Under generally accepted accounting principles previously in effect, these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives. Beginning in 2002, the Company ceased to amortize goodwill but evaluates it annually for impairment as part of its annual planning process, or if events or changes in circumstances indicate the carrying amount may not be recoverable. If recovery is not reasonably assured, an appropriate adjustment using current market values, estimates of discounted future cash flows and other methods is made. Prior to 2002, goodwill was amortized using the straight-line method over 40 years and recorded in selling, general and administrative expenses (see Note 7).

Long-Lived Assets

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long lived assets to be disposed of and supersedes SFAS

No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 144, the Company periodically evaluates the recoverability of long-lived assets, including equipment and leasehold improvements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a review indicates that the carrying value of such asset is not recoverable based on its undiscounted future cash flows, a loss is recognized for the difference between the fair value of the asset and its carrying value. Adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

Derivative Instruments and Hedging Activities

        The Company periodically uses interest rate and commodity price derivative hedging instruments to reduce fluctuations in cash flows. Using these agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable amounts calculated by reference to an agreed-upon notional amount or index. Derivative hedging instruments are recorded in the consolidated balance sheets as assets or liabilities, as applicable, measured at fair value. The Company does not enter into derivatives or other hedging arrangements for trading or speculative purposes.

Revenue Recognition

        Net sales represent gross sales less any applicable customer discounts from list price, customer returns and promotion expense through cooperative programs with retailers. The provision for customer returns is based on historical sales returns and analysis of credit memo and other relevant information. If the historical or other data used to develop these estimates do not properly reflect future returns, net sales may need to be adjusted. Sales reductions related to returns were $7.4 million, $6.5 million and $7.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Amounts included in the allowance for doubtful accounts for product returns were $2.0 million and $0.4 million as of December 31, 2002 and 2001, respectively.

Promotion Expense

        The Company advertises and promotes its products through national and regional media. Products are also advertised and promoted through cooperative programs with retailers. Advertising and promotion costs are expensed as incurred, although costs incurred during interim periods are generally expensed ratably in relation to revenues. Management develops an estimate of the amount of costs that have been incurred by the retailers under cooperative programs based on an analysis of specific programs offered to retailers and historical information. Actual costs incurred may differ significantly from estimates if factors such as the level of participation and success of the retailers' programs or other conditions differ from expectations. Promotion expense, including cooperative programs with customers, is recorded as a reduction of sales and was $41.3 million, $24.4 million and $22.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Accrued advertising and promotion expense was $16.4 million and $12.1 million as of December 31, 2002 and 2001, respectively. In addition, advertising costs are incurred irrespective of promotions. Such costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and were $3.3 million, $1.3 million and $2.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Research and Development

        Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. For the years ended December 31, 2002, 2001 and 2000, research and development costs were $1.3 million, $2.4 million and $1.0 million, respectively.

Shipping and Handling Costs

        Certain shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. These costs primarily comprise personnel and other general and administrative costs associated with the Company's distribution facilities, and to a lesser extent, some costs related to goods shipped between the Company's facilities. For the years ended December 31, 2002, 2001 and 2000, these costs were $15.7 million, $13.4 million and $12.9 million, respectively. The remaining shipping and handling costs comprise those costs associated with goods shipped to customers and supplies received from vendors and are included in cost of goods sold in the accompanying consolidated statements of operations.

Stock-Based Compensation

        The Company accounts for stock options issued to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and applies the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25 and related interpretations, compensation expense is recognized using the intrinsic value method for the difference between the exercise price of the options and the estimated fair value of the Company's common stock on the date of grant. See Note 19 for information regarding stock option activity during the years ended December 31, 2002, 2001 and 2000.

        The following table presents net income, as reported, using the intrinsic value method and stock-based compensation included therein, stock-based compensation expense that would have been recorded using the fair value method and pro forma net income that would have been reported had the fair value method been applied:

	Years Ended December 31,
	2002	2001	2000
Net income, as reported	$25,336	$6,726	$1,359
Stock-based compensation expense included in net income, as reported, net of tax	—	—	—
Stock-based compensation expense using the fair method, net of tax	2,709	251	492
Pro forma net income	22,627	6,475	867

Income Taxes

        Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. Management judgment is required to determine income tax expense, deferred tax assets and any related valuation allowance and deferred tax liabilities. The Company has recorded a valuation allowance of $104.1 million as of December 31, 2002 due to uncertainties related to the ability to utilize some of the deferred tax assets, primarily consisting of certain net operating loss carryforwards generated in 1999 through 2002 and deductible goodwill recorded in connection with the Company's recapitalization in 1999. The valuation allowance is based on management's estimates of future taxable income by jurisdiction in which the deferred tax assets will be recoverable. In the event that actual results differ from those estimates, or the estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact the Company's consolidated financial position and results of operations.

Earnings Per Share

        Earnings per share information is not required for presentation as the Company does not have publicly traded stock.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial conditions. The Company is dependent on three customers for the majority of its sales, as presented in the following table:

	Years Ended December 31,
	2002	2001	2000
The Home Depot	33%	25%	24%
Lowe's	23%	22%	19%
Wal-Mart	18%	17%	16%

Total	74%	64%	59%

        As of December 31, 2002 and 2001, these three customers were responsible for 62% and 60% of accounts receivable, respectively.

Supplemental Cash Flow Information

        During the years ended December 31, 2002, 2001 and 2000, the Company paid interest of $32.4 million, $36.0 million and $40.9 million, respectively, and recognized interest income (which is included in interest expense, net in the consolidated statements of operations) of $1.4 million, $0.1 million and $0.2 million, respectively. During the years ended December 31, 2002, 2001 and 2000, the Company paid income taxes of $0.6 million, $0.1 million and $0.2 million, respectively.

Reclassifications

        Certain reclassifications have been made to the prior years' amounts to conform to the current year presentation. In addition, the Company has reclassified its borrowing on cash overdrafts to financing activities from operating activities.

Note 3—Acquisitions

Schultz Company

        On May 9, 2002, a wholly owned subsidiary of the Company completed a merger with and into Schultz Company (Schultz), a manufacturer of horticultural products and specialty items and a distributor of potting soil, soil conditioners and charcoal. Schultz products are distributed primarily to retail outlets throughout the United States and Canada. The merger was executed to achieve economies of scale and synergistic efficiencies. As a result of the merger, Schultz became a wholly owned subsidiary of the Company. The total purchase price included cash payments of $38.3 million, including related acquisition costs of $5.0 million, issuance of 600,000 shares of Class A voting common stock valued at $3.0 million and issuance of 600,000 shares of Class B nonvoting common stock valued at $3.0 million and the assumption of $20.6 million of outstanding debt, which was immediately repaid by the Company at closing. In exchange for cash, common stock and the assumption of debt, the Company received all of the outstanding shares of Schultz. The Company has preliminarily allocated 50% of the purchase price in excess of the fair value of net assets acquired to intangible assets ($19.7 million) and 50% to goodwill ($19.7 million), which is not deductible for tax purposes. The acquired intangible assets consist of trade names and other intellectual property which are being amortized over 25 to 40 years. In addition, the Company was required to write-up the value of inventory acquired from Schultz by $1.5 million to properly reflect its fair value.

        This transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of the assets acquired and liabilities assumed have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values. The purchase price allocation is based on preliminary information, which is subject to adjustment upon obtaining complete valuation information. While the final purchase price allocation may differ significantly from the preliminary allocation included in this report, management believes that finalization of the allocation will not have a material impact on the consolidated results of operations or financial position of the Company. Completion of the purchase price allocation is expected by the second quarter of 2003.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Description	Amount
Current assets	$40,856
Equipment and leasehold improvements	3,901
Intangible assets	20,632
Goodwill	19,744
Other assets	811

Total assets acquired	85,944

Current liabilities	19,857
Long-term debt	20,662
Other liabilities	1,125

Total liabilities assumed	41,644

Net assets acquired	$44,300

        The Company's funding sources for the Schultz merger included an additional $35.0 million add-on to Term Loan B of the Company's Senior Credit Facility (see Note 12), an additional $10.0 million add-on to the Company's Revolving Credit Facility, the issuance of 1,690,000 shares of Class A voting common stock to UIC Holdings, L.L.C. for $8.5 million and the issuance of 1,690,000 shares of Class B nonvoting common stock to UIC Holdings, L.L.C. for $8.5 million. The issuance of shares to UIC Holdings, L.L.C. was a condition precedent to the amendment of the Senior Credit Facility. The value of the shares issued was determined using $5 per share, the fair value of the Company's common stock ascribed by an independent third party valuation.

WPC Brands, Inc.

        On December 6, 2002, a wholly owned subsidiary of the Company completed the acquisition of WPC Brands, Inc. (WPC Brands), a manufacturer and distributor of various leisure-time consumer products, including a full line of insect repellents, institutional healthcare products and other proprietary and private label products. The acquisition was executed to enhance the Company's insect repellent product lines and to strengthen its presence at major customers. The total purchase price was $19.5 million in cash in exchange for all of the outstanding shares of WPC Brands. The Company has preliminarily allocated 75% of the purchase price in excess of the fair value of net assets acquired to intangible assets ($9.7 million) and 25% to goodwill ($3.2 million), which is not deductible for tax purposes. The acquired intangible assets consist of trade names and other intellectual property which are being amortized over 25 to 40 years. In addition, the Company was required to write-up the value of inventory acquired from WPC Brands by $2.0 million to properly reflect its fair value.

        This transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of the assets acquired and liabilities assumed have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values. The purchase price allocation is based on preliminary information, which is subject to adjustment upon obtaining complete valuation information. While the final purchase price allocation may differ significantly from the preliminary allocation included in this report, management believes that finalization of the allocation will not have a material impact on the consolidated results of operations or financial position of the Company. Completion of the purchase price allocation is expected by the third quarter of 2003.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Description	Amount
Current assets	$7,987
Equipment and leasehold improvements	844
Intangible assets	11,294
Goodwill	3,222
Other assets	455

Total assets acquired	23,802

Current liabilities	3,286
Other liabilities	1,016

Total liabilities assumed	4,302

Net assets acquired	$19,500

        The Company's funding source for the WPC Brands acquisition was a portion of the proceeds received from an additional $25.0 million add-on to Term Loan B of the Company's Senior Credit Facility.

        In addition, the Company is currently considering selling certain or all of the non-core product lines received in the acquisition of WPC Brands. Total assets represented by these product lines are approximately $1.6 million.

        The Company's unaudited consolidated results of operations on a pro forma basis, as if these transactions had occurred on January 1, 2001, include net sales of $556.5 million and $388.3 million for the years ended December 31, 2002 and 2001, respectively, and net income of $28.4 million and $6.8 million for the years ended December 31, 2002 and 2001, respectively. This unaudited pro forma financial information does not purport to be indicative of the consolidated results of operations that would have been achieved had this transaction been completed as of the assumed dates or which may be obtained in the future.

Note 4—Strategic Transactions

        On June 14, 2002, the Company and Bayer Corporation and Bayer Advanced, L.L.C. (together referred to herein as Bayer) consummated a strategic transaction. The strategic transaction allows the Company to gain access to certain Bayer active ingredient technologies through a Supply Agreement and to perform certain merchandising services for Bayer through an In-Store Service Agreement. In connection with the strategic transaction, Bayer acquired a minority ownership interest, approximately 9.3% of the issued and outstanding shares of the Company's common stock, under the terms of an Exchange Agreement in exchange for promissory notes due to Bayer from Pursell Industries, Inc. (Pursell) and the execution of the Supply and In-Store Service Agreements.

        The Company has the right to terminate the In-Store Service Agreement at any time without cause upon 60 days advance notice to Bayer. Following any such termination, the Company would have 365 days to exercise an option to repurchase all of its stock issued to Bayer and could repurchase the stock at a price based on equations contained in the Exchange Agreement designed in part to represent the fair market value of the shares at the time such repurchase option is exercised and in part to represent the original cost. In the event the Company exercises this repurchase option, Bayer would have the right to terminate the Supply Agreement. Because Bayer is both a competitor and a supplier, the Company is constantly reevaluating its relationship with Bayer and the value of this relationship to it, and may decide to terminate the In-Store Service Agreement and exercise its repurchase option at any time.

        In consideration for the Supply and In-Store Service Agreements, and in exchange for the promissory notes of Pursell, the Company issued to Bayer 3,072,000 shares of Class A voting common stock valued at $15.4 million and 3,072,000 shares of Class B nonvoting common stock valued at $15.4 million and recorded $0.4 million of related issuance costs. The Company reserved for the entire face value of the promissory notes due to Bayer from Pursell as the Company did not believe they were collectible and an independent third party valuation did not ascribe any significant value to them.

        Based on the independent third party valuation, the Company assigned a fair value of $30.7 million on June 14, 2002 to the transaction components recorded relative to the common stock issued to Bayer as follows:

Description	Amount
Common stock subscription receivable	$27,321
Supply Agreement	5,694
Repurchase option	2,636
In-Store Services Agreement	(4,931)

$30,720

        Under the requirements of the agreements, Bayer will make payments to the Company which total $5.0 million annually through June 15, 2009, the present value of which equals the value assigned to the common stock subscription receivable, which is reflected in the equity section in the Company's accompanying consolidated balance sheet as of December 31, 2002. The common stock subscription receivable will be repaid in 28 quarterly installments of $1.25 million, the first of which was received at closing on June 17, 2002. The difference between the value ascribed to the common stock subscription receivable and the installment payments will be reflected as interest income in the Company's consolidated statements of operations through June 15, 2009.

        Bayer has the right to put the shares received back to the Company under the terms of the Exchange Agreement. Bayer can terminate the Exchange Agreement within the first 36 months if the Company fails to meet certain performance guidelines as established in the In-Store Service Agreement. In conjunction with the termination, Bayer can put the shares received back to the Company within 30 days of the termination of the Exchange Agreement at a price provided for in the Exchange Agreement. The Company believes that the put price per share would represent in part the fair market value of the shares at the time such put option is exercised and in part the original cost.

        The value of the Supply Agreement and the liability associated with the In-Store Service Agreement are being amortized over the period in which economic benefits under the Supply Agreement are utilized and the obligations under the In-Store Service Agreement are fulfilled. The Company is amortizing the asset associated with the Supply Agreement to cost of goods sold and currently anticipates the benefit will be recognized over a three to five-year period. The Company is amortizing the obligation associated with the In-Store Service Agreement to revenues over the seven-year life of the agreement. In December 2002, the Company and Bayer amended the In-Store Service Agreement to reduce the scope of services provided by approximately 80%. As a result, the Company reduced its obligation under the agreement accordingly and reclassified $3.6 million to additional paid-in capital to reflect the increase in value of the original agreement.

        The independent third party valuation obtained by the Company also indicated that value should be ascribed to the repurchase option it has under the agreements. The repurchase option is reflected as a reduction of equity in the accompanying consolidated balance sheet as of December 31, 2002. This amount will be recorded as a component of additional paid-in capital upon exercise or expiration of the option.

Fertilizer Brands

        On December 17, 2001, the Company advanced its strategic plan for growth in the consumer lawn and garden category by acquiring leading consumer fertilizer brands Vigoro, Sta-Green and Bandini, as well as acquiring licensing rights to the Best® line of fertilizer products, for a cash purchase price of $37.5 million. The brands, which were formerly owned by or licensed to Pursell, complement the Company's consumer lawn, garden and insect control products. Pursell continues to manufacture, warehouse and distribute certain fertilizer products for the Company under a long-term agreement. In connection with financing this transaction, the Company issued 22,600 shares of preferred stock for $1,000 per share, the fair value as determined by the Board of Directors using a multiple of cash flows method, and warrants to purchase 6,300,000 shares of common stock initially to UIC Holdings, L.L.C. for net cash proceeds of $22.0 million.

Fertilizer Assets

        On October 3, 2002, the Company purchased certain assets from Pursell, which renamed itself U.S. Fertilizer subsequent to the agreement, for a cash purchase price of $12.1 million and forgiveness of the Pursell promissory notes previously obtained from Bayer, as described above in the discussion of the strategic transaction with Bayer. The assets acquired included certain inventory, equipment at two of Pursell's facilities and real estate at one of the two facilities.

        Also on October 3, 2002, the Company executed a tolling agreement with Pursell, whereby Pursell supplies the Company with fertilizer. The tolling agreement requires the Company to be responsible for certain raw materials, capital expenditures and other related costs for Pursell to manufacture and supply the Company with fertilizer products. The agreement does not require a minimum volume purchase from Pursell, but provides for a fixed monthly payment of $0.7 million through the term of the tolling agreement, which expires on September 30, 2007. The fixed monthly payment is included in the standard costs of our inventories and is not expensed monthly as a period cost. In addition, beginning on March 1, 2004 and on each anniversary thereafter, the fixed payment is subject to certain increases for labor, materials, inflation and other reasonable costs as outlined in the tolling agreement. The agreement provides the Company with certain termination rights without penalty upon a breach of the agreement by Pursell or upon the Company's payment of certain amounts as set forth therein.

Note 5—Inventories

        Inventories consist of the following:

	December 31,
	2002	2001
Raw materials	$27,853	$11,104
Finished goods	65,750	40,688
Allowance for obsolete and slow-moving inventory	(5,841)	(2,700)

Total inventories	$87,762	$49,092

Note 6—Equipment and Leasehold Improvements

        Equipment and leasehold improvements consist of the following:

	December 31,
	2002	2001
Machinery and equipment	$39,609	$30,279
Office furniture, equipment, and capitalized software	26,299	15,181
Automobiles, trucks and aircraft	6,313	6,157
Leasehold improvements	9,512	7,405
Land and buildings	1,099	—

	82,832	59,022
Accumulated depreciation and amortization	(48,614)	(31,092)

Total equipment and leasehold improvements, net	$34,218	$27,930

        For the years ended December 31, 2002, 2001 and 2000, depreciation expense was $7.3 million, $4.7 million and $5.1 million, respectively. As of December 31, 2002 and 2001, the cost of the aircraft held under capital lease was $5.3 million and related accumulated amortization was $3.2 million and $2.0 million, respectively.

Note 7—Goodwill and Intangible Assets

        Goodwill and intangible assets consist of the following:

		December 31, 2002			December 31, 2001
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Trade names	25-40	$64,025	$(1,918)	$62,107	$37,500	$—	$37,500
Supply agreement	4	5,694	(894)	4,800	—	—	—
Other intangible assets	25	5,401	(52)	5,349	—	—	—

Total intangible assets		$75,120	$(2,864)	72,256	$37,500	$—	37,500

Goodwill				28,612			5,616

Total goodwill and intangible assets, net				$100,868			$43,116

        On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separately from goodwill. SFAS No. 142, among other things, eliminates the amortization of goodwill and indefinite-lived intangible assets and requires them to be tested for impairment at least annually. During 2002, both at adoption and at the end of the year, the Company performed an impairment analysis of its goodwill. No impairment charges resulted from these analyses. Prospectively, the Company will test goodwill for impairment annually, or more frequently as warranted by events or changes in circumstances.

        For the year ended December 31, 2002, goodwill recorded in connection with acquisitions was $23.0 million. No amounts were recorded during 2001 or 2000. Changes in the carrying value of goodwill, allocated by segment, for the year ended December 31, 2002 are as follows:

	Lawn and Garden	Household	Contract	Total
Balance at January 1, 2002	$3,478	$2,079	$59	$5,616
Goodwill acquired during the year	17,668	4,417	911	22,996

Balance at December 31, 2002	$21,146	$6,496	$970	$28,612

        As prescribed by SFAS No. 142, prior period operating results were not restated. However, a reconciliation follows which reflects net income as reported by the Company and adjusted to reflect the impact of SFAS No. 142, as if it had been effective for the periods presented:

	Years Ended December 31,
	2001	2000
Net income, as reported	$6,726	$1,359
Amortization of goodwill, net of tax	46	46

Net income, as adjusted	$6,772	$1,405

        Intangible assets include patents, trade names and other intangible assets, which are valued at acquisition through independent appraisals where material, or using other valuation methods. Patents, trade names and other intangible assets are amortized using the straight-line method over periods ranging from 25 to 40 years. The useful lives of intangible assets were not revised as a result of the adoption of SFAS No. 142.

        As described in Note 3, on May 9, 2002, a wholly owned subsidiary of the Company completed a merger with and into Schultz. The purchase price included cash payments of $38.3 million, including related acquisition costs of $5.0 million, issuance of 600,000 shares of Class A voting common stock valued at $3.0 million and issuance of 600,000 shares of Class B nonvoting common stock valued at $3.0 million and the assumption of $20.6 million of outstanding debt. The Company has preliminarily allocated 50% of the purchase price in excess of the fair value of net assets acquired to intangible assets and 50% to goodwill. The acquired intangible assets are being amortized over 25 to 40 years.

        Also as described in Note 3, on December 6, 2002, a wholly owned subsidiary of the Company completed the acquisition of WPC Brands. The purchase price was $19.5 million in cash. The Company has preliminarily allocated 75% of the purchase price in excess of the fair value of net assets acquired to intangible assets and 25% to goodwill. The acquired intangible assets are being amortized over 25 to 40 years.

        As described in Note 4, on December 17, 2001, the Company acquired the Vigoro, Sta-Green and Bandini brand names, as well as licensing rights to the Best line of fertilizer products from Pursell for $37.5 million. The acquired brand names and licensing rights are being amortized over 40 years.

        For the years ended December 31, 2002, 2001 and 2000, aggregate amortization expense related to intangible assets was $2.9 million, $0.2 million and $0.2 million, respectively. The following table presents estimated amortization expense for intangible assets during each of the next five years:

Years Ended December 31,	Amount
2003	$3,175
2004	3,175
2005	3,175
2006	3,175
2007	1,850

Note 8—Other Assets

        Other assets consist of the following:

	December 31,
	2002	2001
Deferred financing fees	$22,432	$18,067
Accumulated amortization	(10,382)	(7,102)

Deferred financing fees, net	12,050	10,965

Other	975	872

Total other assets, net	$13,025	$11,837

Note 9—Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2002	2001
Advertising and promotions	$16,401	$12,125
Facilities rationalization	1,563	3,500
Dursban related expenses	—	82
Interest	3,777	3,763
Cash overdraft	1,506	7,126
Noncompete agreement	1,770	1,060
Preferred stock dividends	9,492	2,612
Salaries and benefits	4,357	1,983
Severance costs	869	1,679
Other	5,486	76

Total accrued expenses	$45,221	$34,006

Note 10—Charge for Facilities and Organizational Rationalization

        During the fourth quarter of 2001, the Company recorded a charge of $8.5 million which included $5.6 million related to facilities and organizational rationalization which primarily affected the Company's Lawn and Garden segment results $2.7 million of inventory obsolescense recorded as cost of goods sold and $.2 million of miscellaneous costs recorded as selling, general and administrative expense. In connection therewith, 85 employees were terminated and provided severance benefits. Approximately $3.5 million of costs associated with the facilities and organizational rationalization, which related primarily to facility exit costs and resultant duplicate rent payments in 2002, were incurred by December 31, 2002. Amounts remaining in the facilities and organizational rationalization accrual as of December 31, 2002 represent duplicate rent payments expected through May 2003 and costs associated with the restoration of leased facilities to their original condition. Such amounts are expected to be incurred by second quarter of 2003.

        The following table presents amounts charged against the facilities and organizational rationalization accrual:

	Facilities Rationalization	Severance Costs	Total Costs
Balance at January 1, 2001	$—	$—	$—
Provision charged to accrual	3,500	2,050	5,550
Charges against the accrual	—	(392)	(392)

Balance at December 31, 2001	3,500	1,658	5,158
Charges against the accrual	(1,937)	(1,279)	(3,216)

Balance at December 31, 2002	$1,563	$379	$1,942

Note 11—Dursban Related Expenses

        During the year ended December 31, 2000, the U.S. Environmental Protection Agency (EPA) and manufacturers of the active ingredient chlorpyrifos, including Dow AgroSciences L.L.C. which sold chlorphyrifos to the Company under the trademark "Dursban™," entered into a voluntary agreement that provided for withdrawal of virtually all residential uses of chlorpyrifos. Formulation of chlorpyrifos products intended for residential use ceased by December 1, 2000 and formulators discontinued the sale of such products to retailers after February 1, 2001. Retailers were not allowed to sell chlorpyrifos products after December 31, 2001. Accordingly, a charge of $8.0 million was recorded in September 2000 for costs associated with this agreement, including customer markdowns, inventory write-offs and related disposal costs, which primarily affected the Company's Lawn and Garden segment results. All of the Company's accrued costs associated with this agreement and additional amounts totaling under $0.1 million were incurred by December 31, 2002.

        The following table presents amounts charged against the Dursban accrual:

	2002	2001	2000
Balance at beginning of year	$82	$6,066	$—
Provision charged to accrual	—	—	8,000
Charges against the accrual	(82)	(5,984)	(1,934)

Balance at end of year	$—	$82	$6,066

Note 12—Long-Term Debt

        Long-term debt, excluding capital lease obligations, consists of the following:

	December 31,
	2002	2001
Senior Credit Facility:
Term Loan A	$28,250	$39,205
Term Loan B	222,465	134,488
Revolving Credit Facility	—	23,450
9 7/8% Series B Senior Subordinated Notes	150,000	150,000

	400,715	347,143
Less current maturities and short-term borrowings	(9,222)	(28,757)

Total long-term debt, net of current maturities	$391,493	$318,386

Senior Credit Facility

        The Senior Credit Facility, as amended as of December 6, 2002, was provided by Bank of America, N.A. (formerly known as NationsBank, N.A.), Morgan Stanley Senior Funding, Inc. and Canadian Imperial Bank of Commerce and consists of (1) a $90.0 million revolving credit facility (the Revolving Credit Facility); (2) a $75.0 million term loan facility (Term Loan A); and (3) a $240.0 million term loan facility (Term Loan B). The Revolving Credit Facility and Term Loan A mature on January 20, 2005 and Term Loan B matures on January 20, 2006. The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the Revolving Credit Facility shall not exceed $10.0 million for 30 consecutive days during the period between August 1 and November 30 in each calendar year. As of December 31, 2002, the clean-down period had been completed and no amounts were outstanding under the Revolving Credit Facility, nor were there any compensating balance requirements.

        On February 13, 2002, the Senior Credit Facility was amended to increase Term Loan B from $150.0 million to $180.0 million and provide additional liquidity and flexibility for capital expenditures subsequent to the acquisition of various fertilizer brands in December 2001. The Company incurred $1.1 million in fees related to the amendment which were recorded as deferred financing fees and are being amortized over the remaining term of the Senior Credit Facility. The amendment did not change any other existing covenants of the Senior Credit Facility.

        On May 8, 2002, in connection with the Company's merger with Schultz, the Senior Credit Facility was amended to increase Term Loan B from $180.0 million to $215.0 million, increase the Revolving Credit Facility from $80.0 million to $90.0 million and provide additional flexibility for capital expenditures. The Company incurred $2.2 million in fees related to the amendment which were recorded as deferred financing fees and are being amortized over the remaining term of the Senior Credit Facility. The amendment did not change any other existing covenants of the Senior Credit Facility.

        On December 6, 2002, in connection with the Company's acquisition of WPC Brands, the Senior Credit Facility was amended to increase Term Loan B from $215.0 million to $240.0 million and provide additional flexibility for capital expenditures. The Company incurred $1.1 million in fees related to the amendment which were recorded as deferred financing fees and are being amortized over the remaining term of the Senior Credit Facility. The amendment did not change any other existing covenants of the Senior Credit Facility.

        The principal amount of Term Loan A is to be repaid in 24 consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2005. The principal amount of Term Loan B is to be repaid in 28 consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2006.

        The Senior Credit Facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative covenants place restrictions on, among other things, levels of investments, indebtedness, insurance, capital expenditures and dividend payments. The financial covenants require the maintenance of certain financial ratios at defined levels. As of and during the years ended December 31, 2002 and 2001, the Company was in compliance with all covenants. While the Company does not anticipate an event of non-compliance in the foreseeable future, the effect of non-compliance would require the Company to request a waiver or an amendment to the Senior Credit Facility. Amending the Senior Credit Facility could result in changes to the Company's borrowing capacity or its effective interest rates. Under the agreements, interest rates on the Revolving Credit Facility, Term Loan A and Term Loan B range from 1.50% to 4.00% above LIBOR, depending on certain financial ratios. LIBOR was 1.38% as of December 31, 2002 and 1.88% as of December 31, 2001. Unused commitments under the revolving credit facility are subject to a 0.5% annual commitment fee. The interest rate of Term Loan A was 4.67% and 5.43% as of December 31, 2002 and 2001, respectively. The interest rate of Term Loan B was 5.42% and 5.93% as of December 31, 2002 and 2001, respectively.

        The Senior Credit Facility may be prepaid in whole or in part at any time without premium or penalty. During the year ended December 31, 2002, the Company made principal payments of $11.0 million on Term Loan A and $2.0 million on Term Loan B, which included optional principal prepayments of $6.3 million on Term Loan A and $1.1 million on Term Loan B. During the year ended December 31, 2001, the Company made principal payments of $9.2 million on Term Loan A and $1.4 million on Term Loan B, which included optional principal prepayments of $4.1 million on Term Loan A and $0.7 million on Term Loan B. The optional payments were made to remain two quarterly payments ahead of the regular payment schedule. According to the Senior Credit Facility agreement, each prepayment on Term Loan A and Term Loan B can be applied to the next principal repayment installments. Management intends to pay a full year of principal installments in 2003 in accordance with the terms of the Senior Credit Facility.

        The Senior Credit Facility is secured by substantially all of the properties and assets of the Company and its current and future domestic subsidiaries. The borrowings under the Senior Credit Facility are fully and unconditionally guaranteed on a joint and several basis by each of the Company's current subsidiaries and future subsidiaries that may be formed by the Company.

        The carrying amount of the Company's obligation under the Senior Credit Facility approximates fair value because the interest rates are based on floating interest rates identified by reference to market rates.

Senior Subordinated Notes

        In November 1999, the Company issued $150.0 million in aggregate principal amount of 9 7/8% Series B senior subordinated notes (the Senior Subordinated Notes) due April 1, 2009. Interest accrues at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1.

        The Company's indenture governing the Senior Subordinated Notes contain a number of significant covenants that could adversely impact the Company's business. In particular, the indenture of the Senior Subordinated Notes limit the Company's ability to:

  •
  pay dividends or make other distributions;

  •
  make certain investments or acquisitions;

  •
  dispose of assets or merge;

  •
  incur additional debt;

  •
  issue equity; and

  •
  pledge assets.

        Furthermore, in accordance with the indenture governing the Senior Subordinated Notes, the Company is required to maintain specified financial ratios and meet financial tests. The ability to comply with these provisions may be affected by events beyond the Company's control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of the debt under the applicable agreement. Any default under the Company's indenture governing the Senior Subordinated Notes might adversely affect the Company's growth, financial condition and results of operations and the ability to make payments on the Senior Subordinated Notes.

        The fair value of the Senior Subordinated Notes was $151.5 million and $141.0 million as of December 31, 2002 and 2001, respectively, based on their quoted market price on such dates.

        Aggregate future principal payments of long-term debt, excluding capital lease obligation, as of December 31, 2002 are as follows:

Years Ended December 31,	Amount
2003	$9,222
2004	18,444
2005	168,439
2006	54,610
2007	—
Thereafter	150,000

$400,715

Note 13—Commitments

        The Company leases several of its operating facilities from Rex Realty, Inc., a company owned by stockholders and operated by a former executive and past member of the Board of Directors of the Company. The operating leases expire at various dates through December 31, 2010. The Company has options to terminate the leases on an annual basis by giving advance notice of at least one year. As of December 31, 2002, notice had been given on one such lease. The Company leases a portion of its operating facilities from the same company under a sublease agreement expiring on December 31, 2005 with minimum annual rentals of $0.7 million. The Company has two five-year options to renew this lease, beginning January 1, 2006. During the years ended December 31, 2002, 2001 and 2000, rent expense under these leases was $2.3 million, $2.3 million and $2.2 million, respectively.

        The Company is obligated under additional operating leases for other operations and the use of warehouse space. The leases expire at various dates through December 31, 2015. Five of the leases provide for as many as five options to renew for five years each. During the years ended December 31, 2002, 2001 and 2000, aggregate rent expense under these leases was $3.8 million, $5.1 million and $5.0 million, respectively.

        In March 2000, the Company entered into a capital lease agreement for $5.3 million for its aircraft. The Company is obligated to make monthly payments of $0.1 million, with a balloon payment of $3.2 million in February 2005. The Company has the option of purchasing the aircraft following the expiration of the lease agreement for a nominal amount.

        The following table presents future minimum payments due under operating and capital leases as of December 31, 2002:

	Operating Leases
Years Ended December 31,			Capital Lease
	Affiliate	Other		Total
2003	$1,726	$7,146	$818	$9,690
2004	1,766	6,348	818	8,932
2005	1,806	5,492	3,343	10,641
2006	1,847	4,307	—	6,154
2007	1,887	3,525	—	5,412
Thereafter	10,241	16,899	—	27,140

Total minimum lease payments	$19,273	$43,717	4,979	$67,969

Less amount representing interest			(758)

Present value of net minimum lease payments, including current portion of $443			$4,221

Note 14—Contingencies

        In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as standby letters of credit and indemnifications, which are not reflected in the accompanying consolidated balance sheets. At December 31, 2002, the Company had $1.9 million in standby letters of credit pledged as collateral to support the lease of its primary distribution facility in St. Louis, a United States customs bond, certain product purchases and various workers' compensation obligations. These agreements mature at varying dates through October 2003 and may be renewed as circumstances warrant. Such financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In the Company's past experience, no claims have been made against these financial instruments nor does management expect any losses to result from them.

        The Company is the lessee under a number of equipment and property leases, as described above. It is common in such commercial lease transactions for the Company to agree to indemnify the lessor for the value of the property or equipment leased should it be damaged during the course of the Company's operations. The Company expects that any losses that may occur with respect to the leased property would be covered by insurance, subject to deductible amounts.

        The Company has entered into certain derivative hedging instruments and other purchase commitments to purchase granular urea during its peak production season in 2003. See Note 16 for information regarding these commitments.

        The Company is involved from time to time in routine legal matters and other claims incidental to its business. When it appears probable in management's judgment that the Company will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, liabilities are recorded in the consolidated financial statements and charges are recorded against earnings. Management believes that it is remote the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will have a material adverse impact on the Company's consolidated financial position, results of operations or liquidity.

Note 15—Stockholders' Equity

        In connection with its merger with Schultz in May 2002, the Board of Directors adopted resolutions, which were approved by the Company's stockholders, to amend the Company's Certificate of Incorporation to increase the Company's total authorized Class A voting common stock from 37,600,000 shares to 43,600,000 shares and increase the Company's total authorized Class B nonvoting common stock from 37,600,000 shares to 43,600,000 shares. In addition, as part of the purchase price, the Company issued 600,000 shares of Class A voting common stock valued at $3.0 million and 600,000 shares of Class B nonvoting common stock valued at $3.0 million. In addition, to raise equity to partially fund the merger, the Company issued 1,690,000 shares of Class A voting common stock to UIC Holdings, L.L.C. for $8.5 million and 1,690,000 shares of Class B nonvoting common stock to UIC Holdings, L.L.C. for $8.5 million.

        In connection with its transaction with Bayer in June 2002, the Company issued 3,072,000 shares of Class A voting common stock valued at $15.4 million and 3,072,000 shares of Class B nonvoting common stock valued at $15.4 million and recorded $0.4 million of related issuance costs.

        In connection with the Company's December 2001 transaction with Pursell, the Board of Directors adopted resolutions, which were approved by the Company's stockholders, to amend the Company's Certificate of Incorporation to:

  •
  Authorize issuance of 22,600 shares of $0.01 par value Class A nonvoting preferred stock to UIC Holdings, L.L.C. for $1,000 per share, the fair value as determined by the Board of Directors using a multiple of cash flows method, for net cash proceeds of $22.0 million. Dividends accrue at 15% of liquidation value which equals $1,000 per share. Dividends, to the extent not paid on December 31 of each year, are cumulative. As of December 31, 2002 and 2001, 37,600 shares of preferred stock were outstanding and accrued dividends were $9.5 million and $2.6 million, respectively.

  •
  Increase the Company's total authorized Class A voting common stock from 34,100,000 to 37,600,000 shares to accommodate the granting of stock purchase warrants to UIC

    Holdings, L.L.C., which received a 10-year warrant to purchase up to 3,150,000 shares of Class A voting common stock for $3.25 per share, the fair value as determined by the Board of Directors using a multiple of cash flows method. These stock purchase warrants were issued in conjunction with the preferred stock.

  •
  Increase the Company's total authorized Class B nonvoting common stock from 34,100,000 to 37,600,000 shares to accommodate the granting of stock purchase warrants to UIC Holdings, L.L.C., which received a 10-year warrant to purchase up to 3,150,000 shares of Class B nonvoting common stock for $3.25 per share, the fair value as determined by the Board of Directors using a multiple of cash flows method. These stock purchase warrants were issued in conjunction with the preferred stock.

        The Company valued the 6,300,000 warrants issued above at $1.35 per warrant using the Black-Sholes option pricing model at the date of grant. Accordingly, $8.5 million of the proceeds received from the preferred stock offering were allocated to the warrants.

        In November 2000, the Board of Directors adopted resolutions, which were approved by the Company's stockholders, to amend the Company's Certificate of Incorporation to:

  •
  Authorize issuance of 15,000 shares of $0.01 par value Class A nonvoting preferred stock to UIC Holdings, L.L.C. for $1,000 per share, the fair value as determined by the Board of Directors using a multiple of cash flows method, for net cash proceeds of $15.0 million. Dividends accrue at 15% of liquidation value which equals $1,000 per share. Dividends, to the extent not paid on December 31 of each year, are cumulative.

  •
  Increase the Company's total authorized Class A voting common stock from 32,500,000 to 34,100,000 shares to accommodate the granting of stock purchase warrants to UIC Holdings, L.L.C., which received a 10-year warrant to purchase up to 1,600,000 shares of Class A voting common stock for $2.00 per share, the fair value as determined by the Board of Directors using a multiple of cash flows method. These stock purchase warrants were issued in conjunction with the preferred stock.

  •
  Increase the Company's total authorized Class B nonvoting common stock from 32,500,000 to 34,100,000 shares to accommodate the granting of stock purchase warrants to UIC Holdings, L.L.C., which received a 10-year warrant to purchase up to 1,600,000 shares of Class B nonvoting common stock for $2.00 per share, the fair value as determined by the Board of Directors using a multiple of cash flows method. These stock purchase warrants were issued in conjunction with the preferred stock.

        The Company valued the 3,200,000 warrants issued at $0.87 per warrant using the Black-Sholes option pricing model at the date of grant. Accordingly, $2.8 million of the proceeds received from the preferred stock offering were allocated to the warrants.

Note 16—Accounting for Derivative Instruments and Hedging Activities

        In the normal course of business, the Company is exposed to fluctuations in interest rates and raw materials prices. The Company has established policies and procedures that govern the management of these exposures through the use of derivative hedging instruments, including swap agreements. The Company's objective in managing its exposure to such fluctuations is to decrease the volatility of earnings and cash flows associated with changes in interest rates and certain raw materials prices. To achieve this objective, the Company periodically enters into swap agreements with values that change in the opposite direction of anticipated cash flows. Derivative instruments related to forecasted transactions are considered to hedge future cash flows, and the effective portion of any gains or losses is included in accumulated other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized currently in earnings.

        During the first half of each year, the price of granular urea, a critical raw material component used in the production of fertilizer, tends to increase significantly in correlation with natural gas prices. The costs of granular urea have generally, but not always, declined during the second half of the year. As of December 31, 2002, the Company had hedged nearly 50%, and had purchase agreements to effectively fix an additional 23%, of its 2003 urea purchases. The average contract price of the Company's derivative hedging instruments as of December 31, 2002, intended to fix the price of forecasted urea prices through April 2003, was approximately $135 per ton. The average purchase price of the Company's purchase agreements as of December 31, 2002 was approximately $130 per ton. While management expects these instruments and agreements to manage the Company's exposure to such price fluctuations, no assurance can be provided that the instruments will be effective in fully mitigating exposure to these risks, nor can assurance be provided that the Company will be successful in passing pricing increases on to its customers.

        The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting treatment. The cash flows of the derivative instruments are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. Changes in the fair value of agreements designated as derivative hedging instruments are reported as either an asset or liability in the accompanying consolidated balance sheets with the associated unrealized gains or losses reflected in accumulated other comprehensive income. As of December 31, 2002 and 2001, unrealized losses of less than $0.1 million and $0.5 million, respectively, related to derivative instruments designated as cash flow hedges were recorded in accumulated other comprehensive income. Such instruments at December 31, 2002 represent hedges on forecasted purchases of raw materials during the first half of 2003 and are scheduled to mature by May 2003. The amounts are subsequently reclassified into cost of goods sold in the same period in which the underlying hedged transactions affect earnings.

        If it becomes probable that a forecasted transaction will no longer occur, any gains or losses in accumulated other comprehensive income will be recognized in earnings. The Company has not incurred any gains or losses for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness. The Company does not enter into derivatives or other hedging arrangements for trading or speculative purposes.

        The following table summarizes information about the Company's derivative hedging instruments and related gains (losses) as of December 31, 2002 (amounts not in thousands):

Number of Contracts	Maturity Date	Notional Amount in Tons	Weighted Average Contract Price	Contract Value Upon Effective Contract Date	Contract Value at December 31, 2002	Gain (Loss) at December 31, 2002
3	January 30, 2003	14,500	$133.00	$1,928,500	$1,916,465	$(12,035)
3	February 28, 2003	15,000	135.00	2,025,000	2,010,000	(15,000)
2	March 28, 2003	10,000	135.50	1,355,000	1,353,300	(1,700)
1	April 24, 2003	5,000	137.00	685,000	681,650	(3,350)

9		44,500		$5,993,500	$5,961,415	$(32,085)

        The following table summarizes information about the Company's purchase commitments of granular urea as of December 31, 2002 (amounts not in thousands):

Number of Commitments	Expected Purchase Month	Commitment Amount in Tons	Weighted Average Purchase Price	Value of Purchase Commitment on Commitment Date
3	January 2003	18,750	$126.93	$2,380,000
2	February 2003	18,500	128.20	2,472,550

5		37,250		$4,852,550

        In April 2001, the Company entered into two interest rate swaps that fixed the interest rate as of April 30, 2001 for $75.0 million in variable rate debt under the Senior Credit Facility. The interest rate swaps settled on April 30, 2002 and a derivative hedging loss of $0.5 million was reclassified from accumulated other comprehensive income into interest expense.

Note 17—Fair Value of Financial Instruments

        The Company has estimated the fair value of its financial instruments as of December 31, 2002 and 2001 using available market information or other appropriate valuation methods. Considerable judgment, however, is required in interpreting data to develop estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

        The carrying amounts of cash, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the short maturity of those instruments. The Company's Senior Credit Facility bears interest at current market rates and, thus, carrying value approximates fair value as of December 31, 2002 and 2001. The Company is exposed to interest rate volatility with respect to the variable interest rates of this instrument. The estimated fair values of the Company's Senior Subordinated Notes as of December 31, 2002 and 2001 of $151.5 million and $141.0 million, respectively, are based on quoted market prices.

Note 18—Segment Information

        During the third quarter of 2002, the Company began reporting its operating results using three reportable segments: Lawn and Garden, Household and Contract. Segments were established primarily by product type which represents the basis upon which management, including the CEO who is the chief operating decision maker of the Company, reviews and assesses the Company's financial performance. The Lawn and Garden segment primarily consists of dry, granular slow-release lawn fertilizers, lawn fertilizer combination and lawn control products, herbicides, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils and other growing media products and insecticide products. Products are marketed to mass merchandisers, home improvement centers, hardware chains, nurseries and garden centers. This segment includes, among others, the Company's Spectracide, Garden Safe, Schultz, Vigoro, Sta-Green, Bandini, Real-Kill, and No-Pest brands.

        The Household segment represents household insecticides and insect repellents that allow consumers to achieve and maintain a pest-free household and repel insects. The Household segment includes the Company's Hot Shot, Cutter and Repel brands, as well as a number of private label and other products.

        The Contract segment represents mainly non-core products, some of which are private label, and includes various compounds and chemicals such as, among others, charcoal water purification tablets, first-aid kits, barbeque sauce, fish attractant, cleaning solutions and automotive products.

        The following tables present selected quarterly financial segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," for the years ended December 31, 2002, 2001 and 2000. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2, as applicable. The segment financial information presented includes comparative periods prepared on a basis consistent with the current year presentation.

	Year Ended December 31,
	2002	2001	2000
Net sales:
Lawn and Garden	$352,269	$169,267	$177,981
Household	108,752	101,186	82,018
Contract	18,969	2,891	5,795

Total net sales	$479,990	$273,344	$265,794

Operating income (loss):
Lawn and Garden	$38,064	$24,637	$24,309
Household	23,159	20,280	17,814
Contract	(39)	(183)	343

Total operating income	$61,184	$44,734	$42,466

Operating margin:
Lawn and Garden	10.8%	14.6%	13.7%
Household	21.3%	20.0%	21.7%
Contract	-0.2%	-6.3%	5.9%
Total operating margin	12.7%	16.4%	16.0%

        Operating income represents earnings before net interest expense and income tax expense. Operating income is the measure of profitability used by management to assess the Company's financial performance. Operating margin represents operating income as a percentage of net sales.

        The majority of the Company's sales are conducted with customers in the United States. The Company's international sales comprise less than 1% of total net sales. In addition, no single item comprises more than 10% of the Company's net sales. For the years ended December 31, 2002, 2001 and 2000, the Company's three largest customers were responsible for 74%, 64% and 59% of net sales, respectively. As of December 31, 2002 and 2001, these three customers were responsible for 62% and 60% of accounts receivable, respectively.

        As the Company's assets support production across all segments, they are managed on an entity-wide basis at the corporate level and are not recorded or analyzed by segment. Substantially all of the Company's assets are located in the United States.

Note 19—Stock-Based Compensation

        The Company grants stock options to eligible employees, officers and directors pursuant to the 2001 Stock Option Plan, which is administered by the Compensation Committee of the Company's Board of Directors. The 2001 Stock Option Plan superseded the 1999 Stock Option Plan which was terminated during 2001. Upon termination, all 3,096,000 issued and outstanding options under the 1999 Stock Option Plan were forfeited. The following table presents a summary of activity for options of the

1999 Stock Option Plan prior to and including the forfeiture of all outstanding options (amounts not in thousands):

	Years Ended December 31,
	2001		2000
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	3,096,500	$5.00	2,955,000	$5.00
Granted	—	—	527,500	5.00
Exercised	—	—	—	—
Forfeited	(3,096,500)	5.00	(386,000)	5.00

Options outstanding, end of year	—	$—	3,096,500	$5.00

        The 2001 Stock Option Plan provides for an aggregate of 5,800,000 shares of the Company's common stock that may be issued in the form of Class A voting common stock, Class B nonvoting common stock or a combination thereof. The options to purchase shares of common stock vest over a period no longer than 10 years. If certain performance targets are met, the vesting period could be shortened to four years. Options are generally granted with an exercise price equal to or greater than the estimated fair value of the Company's common stock on the grant date and expire ten years thereafter. After termination of employment, unvested options are forfeited immediately, within thirty days or within one year, as provided under the 2001 Stock Option Plan.

        The following table presents a summary of activity for options of the 2001 Stock Option Plan (amounts not in thousands):

	Years Ended December 31,
	2002		2001
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	5,036,000	$2.39	—	$—
Granted	939,000	4.56	5,157,000	2.38
Exercised	—	—	—	—
Forfeited	(215,000)	2.09	(121,000)	2.00

Options outstanding, end of year	5,760,000	$2.75	5,036,000	$2.39

Weighted average remaining contractual life (years)	8.35		9.15

Options exercisable, end of year	1,556,032	$2.54	278,710	$2.00

Weighted average fair value of options granted	$1.40		$0.72

        The following table presents information about stock options outstanding and exercisable under the 2001 Stock Option Plan as of December 31, 2002 (amounts not in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$2.00 to $3.25	4,657,500	8.20	$2.26	1,363,949	8.17	$2.21
$4.00 to $5.00	1,102,500	8.99	4.82	192,083	9.02	4.83

	5,760,000	8.35	2.75	1,556,032	8.27	2.54

        As of December 31, 2002, 40,000 shares were available for future grants and 1,566,032 shares were vested and exercisable under the 2001 Stock Option Plan.

        SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the Company determined stock-based compensation expense using the fair value method. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions for the years ended December 31, 2002 and 2001: expected volatility of zero, risk-free interest rate of 4.61% and 5.35%, respectively, dividend yield of zero and an expected life of ten years. The Company's employee stock options have characteristics different than those of traded options and changes in the input assumptions can materially affect the estimate of fair value. In addition, pro forma amounts are for disclosure purposes only and may not be representative of pro forma net income in the future. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the related vesting periods.

Note 20—Employee Benefit Plans

        The Company has a 401(k) savings plan for substantially all of its employees with six months or more of continuous service. The 401(k) plan allows participants to defer a portion of eligible compensation on a tax-deferred basis. Under provisions of the plan, the Company matches 50% of each employee's contributions up to 6% of gross earnings. The matching amount generally increases to 75% of such employee's contributions up to 6% of gross earnings after ten years of service. For the years ended December 31, 2002, 2001 and 2000, the matching contribution amounted to $0.7 million, $0.6 million and $0.6 million, respectively.

        The Company also sponsors two deferred compensation plans for certain members of its senior management team. The plans are administered by the Compensation Committee of the Board of Directors. The plans provide for the establishment of grantor trusts for the purpose of accumulating funds to purchase shares of the Company's common stock for the benefit of the plan participants. One plan allows participants to contribute an unlimited amount of earnings to the plan while the other provides for contributions of up to 20% of a participant's annual bonus. The Company does not provide matching contributions to these plans and has the right, under certain circumstances, to repurchase shares held in the grantor trusts. As of December 31, 2002 and 2001, the common stock held in the grantor trusts was valued at $2.7 million.

Note 21—Income Taxes

        Income tax expense consists of the following:

	Years Ended December 31,
	2002	2001	2000
Current:
Federal	$—	$—	$—
State and local	—	—	—

Total current	—	—	—

Deferred:
Federal	9,252	3,426	1,078
State and local	2,321	390	293
Valuation allowance reduction	(8,135)	(1,649)	(1,237)

Total deferred	3,438	2,167	134

Total income tax expense	$3,438	$2,167	$134

        The following table presents a reconciliation of income tax expense computed using the federal statutory rate of 35% and income tax expense:

	Years Ended December 31,
	2002	2001	2000
Computed "expected" tax expense	$10,071	$3,113	$523
Tax effect of:
Nondeductible charitable contributions	57	—	—
Nondeductible meals and entertainment expenses	84	62	62
Valuation allowance reduction	(8,135)	(1,649)	(1,237)
State and local taxes, net of federal tax benefit	845	641	786
Other, net	516	—	—

Total income tax expense	$3,438	$2,167	$134

        The following table presents the components of the net deferred tax asset:

	December 31,
	2002	2001
Deferred tax assets:
Goodwill	$172,355	$188,294
NOL carryforward	35,920	35,489
Co-op advertising	3,566	2,713
Inventories	1,547	—
Deferred compensation	1,026	1,027
Facilities and organizational rationalization	511	3,081
Other, net	2,675	799

Gross deferred tax assets	217,600	231,403

Valuation allowance	(104,137)	(112,272)

Total deferred tax assets	113,463	119,131

Deferred tax liabilities:
Equipment and leasehold improvements	(3,013)	(3,369)
Other, net	—	(1,982)

Net deferred tax asset	$110,450	$113,780

        The temporary difference for goodwill represents the step-up in tax basis due to the Company's recapitalization in 1999 while maintaining historical basis for financial reporting purposes. This benefit is available to be utilized through 2014.

        Based on historical levels of income and the length of time required to utilize its deferred tax assets, the Company originally established a 50% valuation allowance against the tax deductible goodwill deduction that was created in 1999 in connection with the recapitalization of the Company. While the Company experienced an increase in taxable income during 2002 for financial reporting purposes, it continued to experience losses for income tax purposes as it did not generate enough taxable income to utilize the deduction for goodwill. Therefore, despite the increase in taxable income for financial reporting purposes, sufficient evidence does not yet exist for management to conclude it more likely than not that the entire gross amount of the deferred tax assets will be realized in the foreseeable future.

        The valuation allowance was $104.1 million as of December 31, 2002. For the years ended December 31, 2002, 2001 and 2000, the valuation allowance was reduced by $8.1 million, $1.6 million and $1.2 million, respectively.

        In addition, as of December 31, 2002, the Company had a net operating loss carryforwards of $94.5 million. If not utilized, the net operating loss carryforwards will begin to expire in 2019.

        The following table presents the current and non-current components of the net deferred tax asset:

	December 31,
	2002	2001
Current (prepaid assets and other)	$5,309	$1,275
Non-current	105,141	112,505

	$110,450	$113,780

Note 22—Unaudited Quarterly Financial Information

        The following table presents selected historical quarterly financial information for the Company. This information is derived from unaudited quarterly financial statements of the Company and includes, in the opinion of management, only normal and recurring adjustments that the Company considers necessary for a fair presentation of the results for such periods.

	Year Ended December 31, 2002
	First	Second	Third	Fourth	Total
Net sales	$136,391	$195,136	$100,677	$47,786	$479,990
Gross profit	49,228	72,825	35,468	16,825	174,346
Operating income (loss)	21,989	40,488	7,901	(9,194)	61,184
Net income (loss)	10,162	26,420	417	(11,663)	25,336
	Year Ended December 31, 2001
	First	Second	Third	Fourth	Total
Net sales	$79,919	$114,647	$55,793	$22,985	$273,344
Gross profit	35,960	53,899	25,689	9,425	124,973
Operating income (loss)	15,896	31,778	8,719	(11,659)	44,734
Net income (loss)	4,236	15,753	221	(13,484)	6,726

        Due to the seasonal nature of the Company's business, net sales in the first and second quarters typically exceed net sales in the third and fourth quarters. In addition, during the fourth quarter of 2001, the Company recorded a $8.5 million charge as discussed in Note 10.

Note 23—Related Party Transactions

Professional Services Agreement

        The Company has a professional services agreement with THL Equity Advisors IV, L.L.C. and Thomas H. Lee Capital, L.L.C., both affiliates of the Thomas H. Lee Partners, LP, which owns UIC Holdings, L.L.C., the majority owner of the Company. The professional services agreement has a term of three years, beginning January 20, 1999, and automatically extends for successive one-year periods thereafter, unless either party gives thirty days notice prior to the end of the term. Under the terms of the agreement, THL Equity Advisors IV, L.L.C. receives $62.5 thousand per month for management and other consulting services provided to the Company and reimbursement of any related out-of-pocket expenses. During each of the years ended December 31, 2002, 2001 and 2000, the Company paid $0.75 million under this agreement, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Stockholders Agreement

        The Company has entered into a stockholders agreement with UIC Holdings, L.L.C. and certain other stockholders. Under the agreement, the Class A common stockholders are required to vote their shares of common stock for any sale or reorganization that has been approved by the Board of Directors or a majority of the stockholders. The stockholders agreement also grants the stockholders the right to effect the registration of their common stock for sale to the public, subject to certain conditions and limitations. If the Company elects to register any of its securities under the Securities Act of 1933, as amended, the stockholders are entitled to notice of such registration, subject to certain conditions and limitations. Under the stockholders agreement, the Company is responsible to pay costs of the registration effected on behalf of the stockholders, other than underwriting discounts and commissions.

Recapitalization Agreement

        The recapitalization agreement with UIC Holdings, L.L.C., which the Company entered into in connection with its recapitaization in 1999, contains customary provisions, including representations and warranties with respect to the condition and operations of the business, covenants with respect to the conduct of the business prior to the recapitalization closing date and various closing conditions, including the continued accuracy of the representations and warranties. In general, these representations and warranties expired by April 15, 2000. However, representations and warranties with respect to tax matters will survive until thirty days after the expiration of the applicable statute of limitations; representations with respect to environmental matters expired December 31, 2002. Representations and warranties regarding ownership of stock do not expire. The total consideration paid to redeem common stock is subject to adjustments based on the excess taxes of previous stockholders arising from the Company's Section 338(h)(10) election under the IRS tax code.

        Pursuant to the recapitalization agreement, and in consideration of payments received thereunder, certain former executives agreed that for a period ending on the fourth anniversary of the recapitalization closing date not to own, control, participate or engage in any line of business in which the Company is actively engaged or any line of business competitive with it anywhere in the United States and any other country in which it conducts business at the date of recapitalization closing. In addition, each of these former executives has agreed that for a period ending on the fourth anniversary of the recapitalization closing date not to contact, approach or solicit for the purpose of offering employment to or hiring any person employed by the Company during the four year period.

        Pursuant to the recapitalization, the Company redeemed a portion of its common stock held by certain stockholders and UIC Holdings, L.L.C. which were purchased by certain members of senior management. In the recapitalization, certain executives collectively received an aggregate of $4.0 million in cash and an additional $2.7 million with which the officers purchased common stock through grantor trusts, which is reflected as a reduction of equity in the accompanying consolidated balance sheets.

Loans to Chief Executive Officer

        On September 28, 2001, the Company entered into a loan agreement with Robert L. Caulk, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, for $0.4 million which matures on September 28, 2006 (the 2001 Loan). On March 8, 2002, the Company entered into a loan agreement with Mr. Caulk for $51.7 thousand which matures on March 8, 2007 (the 2002 Loan). The purpose for both loans was to allow Mr. Caulk to purchase shares of the Company's common and preferred stock. Each loan bears interest at LIBOR on its effective date which is subsequently adjusted on each loan's respective anniversary date. The interest rate in effect for the 2002 Loan was 1.96% as of December 31, 2002. The interest rate in effect for the 2001 Loan was 1.81% and 2.59% as of December 31, 2002 and 2001, respectively. Interest on both loans is payable annually, based on outstanding accrued amounts on December 31 of each year. Principal payments on both loans are based on 25% of the gross amount of each annual bonus awarded to Mr. Caulk and are immediately payable, except that principal payments on the 2002 Loan are immediately payable only if all amounts due under the 2001 Loan are fully paid. Any unpaid principal and interest on both loans is due upon maturity. The outstanding principal balance for the 2001 Loan was $0.35 million and $0.4 million as of December 31, 2002 and 2001, respectively. The outstanding principal balance of the 2002 Loan was $51.7 thousand as of December 31, 2002. The loans are reflected as a reduction of equity in the accompanying consolidated balance sheets.

Leases with Stockholder and Former Executive and Member of the Board of Directors

        As further described in Note 13, the Company leases several of its operating facilities from Rex Realty, Inc., a company that is owned by stockholders who own, in the aggregate, approximately 5% of the Company's common stock and is operated by a former executive and past member of the Board of Directors.

Equity Transactions with UIC Holdings, L.L.C.

        As further described in Note 15, during the years ended December 31, 2002, 2001 and 2000, the Company issued common and preferred stock and stock purchase warrants to UIC Holdings, L.L.C. as follows:

  •
  In connection with the Schultz merger in May 2002, the Company issued 1,690,000 shares each of Class A voting and Class B nonvoting common stock to UIC Holdings, L.L.C. for $16.9 million.
  •
  In connection with the Pursell transaction in December 2001, the Company issued 22,600 shares of $0.01 par value Class A nonvoting preferred stock to UIC Holdings, L.L.C. for $1,000 per share, the fair value as determined by the Board of Directors using a multiple of cash flows method, for net cash proceeds of $22.0 million and a 10-year warrant to purchase up to 3,150,000 shares each of the Company's Class A voting and Class B nonvoting common stock for $3.25 per share, the fair value of the Company's common stock at the time the warrants were issued as determined by the Board of Directors using a multiple of cash flows method.
  •
  In November 2000, the Company issued 15,000 shares of $0.01 par value Class A nonvoting preferred stock to UIC Holdings, L.L.C. for $1,000 per share, the fair value as determined by the Board of Directors using a multiple of cash flows method, for net cash proceeds of $15.0 million and a 10-year warrant to purchase up to 1,600,000 shares each of the Company's Class A voting and Class B nonvoting common stock for $2.00 per share, the fair value of the Company's common stock at the time the warrants were issued as determined by the Board of Directors using a multiple of cash flows method.

Note 24—Recently Issued Accounting Standards

        The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. The Company is required to adopt SFAS No. 145 during the first quarter of 2003. Adoption will not have a material impact on the consolidated financial statements of the Company. However, SFAS No. 145 could affect how the Company records certain expenses after December 31, 2002.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the consolidated financial statements of the Company. However, SFAS No. 146 will affect how the Company recognizes exit costs after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and other provisions are effective for fiscal years beginning after December 15, 2002. Unless the Company elects in the future to change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation, SFAS No. 148 will not have a material impact on its consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). The disclosure requirements of FIN 45 are effective for the Company's consolidated financial statements for the year ended December 31, 2002. For applicable guarantees issued after January 1, 2003, FIN 45 requires that a guarantor recognize a liability for the fair value of obligations undertaken in issuing guarantees. See Note 13 for disclosures regarding guarantees of the Company.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued after 2002; however, disclosures are required currently if any variable interest entities are expected to be consolidated. The adoption of FIN 46 will not have a material effect on the Company's consolidated financial statements as the Company does not have any variable interest entities that will be consolidated as a result of FIN 46.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders of
United Industries Corporation and Subsidiaries:

        Our audits of the consolidated financial statements referred to in our report dated February 12, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

St. Louis, Missouri
February 12, 2003

UNITED INDUSTRIES CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2002:
Allowance for doubtful accounts	$1,147	$2,055	$(31)	$3,171
Allowance for obsolete and slow-moving inventory	2,700	5,424	(2,283)	5,841
Valuation allowance for deferred tax assets	112,272	—	(8,135)	104,137
Accrued advertising and promotion expense	12,125	41,296	(37,020)	16,401
Year ended December 31, 2001:
Allowance for doubtful accounts	$777	$568	$(198)	$1,147
Allowance for obsolete and slow-moving inventory	999	2,700	(999)	2,700
Valuation allowance for deferred tax assets	113,921	—	(1,649)	112,272
Accrued advertising and promotion expense	5,520	24,432	(17,827)	12,125
Year ended December 31, 2000:
Allowance for doubtful accounts	$60	$848	$(131)	$777
Allowance for obsolete and slow-moving inventory	822	298	(121)	999
Valuation allowance for deferred tax assets	115,158	—	(1,237)	113,921
Accrued advertising and promotion expense	4,324	22,824	(21,628)	5,520

QuickLinks

TABLE OF CONTENTS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
TRADEMARKS
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. CONTROLS AND PROCEDURES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
INDEX TO FINANCIAL STATEMENTS
UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share data)
UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Dollars in thousands)
UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except share data)
UNITED INDUSTRIES CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)