Form 10-K/A
period 2002-12-31
UNITED INDUSTRIES CORP
filed 2003-04-17
CIK 1083200

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

        We are filing this Amendment No. 1 on Form 10-K/A to our 2002 Annual Report on Form 10-K, which we filed on March 20, 2003 (the "Original Filing"), to include as exhibits contracts that were not included with our original filing. All exhibits listed in the Exhibit Index are either hereby incorporated by reference from a previously filed registration statement or report filed with the Securities and Exchange Commission, filed with the Original Filing, or filed herein with this Form 10-K/A. Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.
The following documents are filed as part of this Annual Report:

3.
The exhibits listed in the Exhibit Index were filed with the Original Filing on March 20, 2002, are filed herewith, or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, United Industries Corporation has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INDUSTRIES CORPORATION, Registrant
Dated: April 17, 2003	By:	/s/ ROBERT L. CAULK Robert L. Caulk Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Robert L. Caulk, certify that:

1.
I have reviewed this annual report on Form 10-K/A of United Industries Corporation;

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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 17, 2003	By:	/s/ ROBERT L. CAULK Robert L. Caulk President and Chief Executive Officer

I, Daniel J. Johnston, certify that:

1.
I have reviewed this annual report on Form 10-K/A of United Industries Corporation;

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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 17, 2003	By:	/s/ DANIEL J. JOHNSTON Daniel J. Johnston Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Company, dated January 13, 1999. (1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated January 20, 1999. (1)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated November 9, 2000. (4)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated December 13, 2001. (9)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated May 7, 2002. (9)
3.6	By-laws of the Company. (1)
4.1	Securities Purchase Agreement, dated as of March 19, 1999, among the Company, CIBC Oppenheimer Corp. and NationsBanc Montgomery Securities L.L.C. (1)
4.2	Indenture, dated as of March 24, 1999, between the Company and State Street Bank and Trust Company as Trustee with respect to the 9 7/8% senior subordinated notes due 2009 (including the form of 9 7/8% senior subordinated notes). (1)
4.3	Registration Rights Agreement, dated as of March 24, 1999, among the Company, CIBC Oppenheimer Corp. and NationsBanc Montgomery Securities L.L.C. (1)
10.1	United Industries Corporation Deferred Compensation Plan. (1)†
10.2	United Industries Corporation 1999 Stock Option Plan. (1)†
10.3	United Industries Corporation 2001 Stock Option Plan. (4)†
10.4	Form of Stock Option Agreement to the Company's 2001 Stock Option Plan.†
10.5	Management Agreement, dated as of January 20, 1999, between the Company and Stephen R. Brian. (1)†
10.6	Management Agreement, dated as of January 20, 1999, between the Company and Richard A. Bender. (1)†
10.7	Management Agreement, dated as of January 20, 1999, between the Company and William P. Johnson. (1)†
10.8	Management Agreement, dated as of January 20, 1999, between the Company and Daniel J. Johnston. (1)†
10.9	Restated Management Agreement, dated as of March 30, 2001, by and among the Company, Daniel Johnston and the Trust established by that certain Trust Agreement dated as of January 20, 1999 by and between the Company and Stephen R. Brian, as original trustee. †
10.10	Consulting Agreement, dated as of January 20, 1999, between the Company and David A. Jones. (1)
10.11	Stockholders Agreement, dated as of January 20, 1999, among the Company and the Stockholders (as defined therein). (1)
10.12	Employment Letter Agreement, dated as of January 22, 2001, between the Company and John Timony. †
10.13	Amendment to Employment Letter Agreement, dated as of March 7, 2001, between the Company and John Timony. †
10.14	Second Amendment to Employment Letter Agreement, dated as of June 11, 2001, between the Company and John Timony. †
10.15	Amended and Restated Employment Agreement, dated as of January 1, 2002, between the Company and Robert L. Caulk. †
10.16	Employment Letter Agreement, dated as of March 28, 2001, between the Company and Kent J. Davies. †
10.17	Amendment to Employment Letter Agreement, dated as of June 11, 2001, between the Company and Kent J. Davies. †

10.18	Employment Letter Agreement, dated as of February 2, 1995, between the Company and Robert S. Rubin. †
10.19	Amendment to Employment Letter Agreement, dated as of June 11, 2001, between the Company and Robert S. Rubin. †
10.20	Amendment to Employment Letter Agreement, dated as of April 2, 2002, between the Company and Robert S. Rubin. †
10.21	Professional Services Agreement, dated as of January 20, 1999, between THL Equity Advisors IV, L.L.C., Thomas H. Lee Capital, L.L.C. and the Company. (1)
10.22	Amended and Restated Credit Agreement dated as of March 24, 1999 among the Company, NationsBanc Montgomery Securities L.L.C., Morgan Stanley Senior Funding, Inc., Canadian Imperial Bank of Commerce, NationsBank, N.A., the Initial Lenders (as defined therein), the Swing Line Bank (as defined therein) and the Initial Issuing Bank (as defined therein). (1)
10.23	Waiver No. 1 dated as December 30, 1999 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities LLC (formerly known as NationsBanc Montgomery Securities LLC), Morgan Stanley Senior Funding, Inc. and Canadian Imperial Bank of Commerce.
10.24	Amendment and Waiver No. 2 dated as January 24, 2000 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities LLC (formerly known as NationsBanc Montgomery Securities LLC), Morgan Stanley Senior Funding, Inc. and Canadian Imperial Bank of Commerce.
10.25	Amendment and Waiver No. 3 dated as November 7, 2000 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities LLC (formerly known as NationsBanc Montgomery Securities LLC), Morgan Stanley Senior Funding, Inc. and Canadian Imperial Bank of Commerce.
10.26	Amendment No. 4 dated as February 13, 2002 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities LLC (formerly known as NationsBanc Montgomery Securities L.L.C.), Morgan Stanley Senior Funding, Inc., and Canadian Imperial Bank of Commerce. (5)
10.27	Amendment No. 5 dated as May 8, 2002 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities L.L.C. (formerly known as NationsBanc Montgomery Securities L.L.C.) and Morgan Stanley Senior Funding, Inc., and Canadian Imperial Bank of Commerce. (6)
10.28	Amendment No. 6 dated as June 14, 2002 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities L.L.C. (formerly known as NationsBanc Montgomery Securities L.L.C.) and Morgan Stanley Senior Funding, Inc., and Canadian Imperial Bank of Commerce. (7)

10.29	Amendment No. 7 dated as of September 30, 2002 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities L.L.C. (formerly known as NationsBanc Montgomery Securities L.L.C.) and Morgan Stanley Senior Funding, Inc., and Canadian Imperial Bank of Commerce. (8)
10.30	Amendment No. 8 dated as of November 4, 2002 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Compa ny, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities L.L.C. (formerly known as NationsBanc Montgomery Securities L.L.C.) and Morgan Stanley Senior Funding, Inc., and Canadian Imperial Bank of Commerce. (8)
10.31	Amendment No. 9 dated as of December 6, 2002 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Compa ny, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities L.L.C. (formerly known as NationsBanc Montgomery Securities L.L.C.) and Morgan Stanley Senior Funding, Inc., and Canadian Imperial Bank of Commerce.
10.32	Amendment No. 10 dated as of March 14, 2003 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Comp any, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities L.L.C. (formerly known as NationsBanc Montgomery Securities L.L.C.) and Morgan Stanley Senior Funding, Inc., and Canadian Imperial Bank of Commerce.
10.33	Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc. (3)
10.34	First Amendment dated as of August 31, 1987 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc. (3)
10.35	Second Amendment dated as of March 2, 1990 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc. (3)
10.36	Third Amendment dated as of April 3, 1992 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc. (3)
10.37	Fourth Amendment dated as of June 6, 1994 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc. (3)
10.38	Fifth Amendment dated as of October 1, 1996 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc. (3)
10.39	Lease, dated as of December 1, 1995, between Rex Realty Co. and the Company. (1)
10.40	Lease, dated as of November 27, 1989, between Rex Realty Co. and the Company. (1)
10.41	Lease, dated as of October 13, 1995, between First Industrial Financing Partnership LP and Rex Realty Co.
10.42	Sublease, dated as of October 13, 1995, between Rex Realty Co. and the Company.
10.43	Exchange Agreement dated as of June 14, 2002, among Bayer Corporation, an Indiana corporation, Bayer Advanced L.L.C., a Delaware limited liability company, and the Company. (7) (*)

10.44	In-Store Service Agreement dated as of June 7, 2002 among the Company, Bayer Corporation, an Indiana corporation, and Bayer Advanced L.L.C., a Delaware limited liability company. (7) (*)
10.45	Supply Agreement dated as of June 14, 2002 between Bayer Corporation, an Indiana corporation, and the Company. (7) (*)
21.1	Subsidiaries. (9)
99.1	Form of Letter of Transmittal. (2)
99.2	Form of Letter of Notice of Guaranteed Delivery. (2)
99.3	Form of Tender Instructions. (2)

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

(9)
Previously filed as an Exhibit to the Registrant's Form 10-K filed on March 20, 2003 and incorporated by reference herein.

(*)
Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(†)
Management contract or compensatory plan.

QuickLinks

PART IV
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX