Form 10-K/A
period 2002-12-31
UNITED INDUSTRIES CORP
filed 2003-05-01
CIK 1083200

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

EXPLANATORY NOTE

        We are filing this Amendment No. 2 on Form 10-K/A to our 2002 Annual Report on Form 10-K, which we filed on March 20, 2003 (the "Original Filing"), to revise the financial statements to include the information set forth in Note 25 that is required by Rule 3-10 of Securities and Exchange Commission Regulation S-X regarding the guarantee of our Senior Subordinated Notes by our subsidiaries which was not included in the Original Filing. Any item in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements and supplementary data included in this Annual Report are listed in the Index to Financial Statements and Financial Statement Schedule on page F-1.

2

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, United Industries Corporation has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INDUSTRIES CORPORATION, Registrant
Dated: April 30, 2003	By:	/s/ ROBERT L. CAULK Robert L. Caulk Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

3

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

Dated: April 30, 2003	By:	/s/ ROBERT L. CAULK Robert L. Caulk President and Chief Executive Officer

4

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

Dated: April 30, 2003	By:	/s/ DANIEL J. JOHNSTON Daniel J. Johnston Executive Vice President and Chief Financial Officer

5

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

        The Company has revised its financial statements to include the information set forth in Note 25 that is required by Rule 3-10 of Securities and Exchange Commission Regulation S-X regarding the guarantee of the Company's Senior Subordinated Notes by the Company's subsidiaries.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
February 12, 2003, except for Note 25 which is as of April 29, 2003

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

        The following table presents net income, as reported, using the intrinsic value method and stock-based compensation included therein, stock-based compensation expense that would have been recorded using the fair value method and pro forma net income that would have been reported had the fair value method been applied:

	Years Ended December 31,
	2002	2001	2000
Net income, as reported	$25,336	$6,726	$1,359
Stock-based compensation expense includedin net income, as reported, net of tax	—	—	—
Stock-based compensation expense using the fair method, net of tax	2,709	251	492
Pro forma net income	22,627	6,475	867

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

        In addition, the Company is currently considering selling certain or all of the non-core product lines received in the acquisition of WPC Brands. Total assets represented by these product lines are approximately $1.6 million with annual net sales in 2002 of approximately $6.2 million.

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

Note 10—Charge for Facilities and Organizational Rationalization

        During the fourth quarter of 2001, the Company recorded a charge of $8.5 million which included $5.6 million related to facilities and organizational rationalization which primarily affected the Company's Lawn and Garden segment results $2.7 million of inventory obsolescense recorded as cost of goods sold and $0.2 million of miscellaneous costs recorded as selling, general and administrative expense. In connection therewith, 85 employees were terminated and provided severance benefits. Approximately $3.5 million of costs associated with the facilities and organizational rationalization, which related primarily to facility exit costs and resultant duplicate rent payments in 2002, were incurred by December 31, 2002. Amounts remaining in the facilities and organizational rationalization accrual as of December 31, 2002 represent duplicate rent payments expected through May 2003 and costs associated with the restoration of leased facilities to their original condition. Such amounts are expected to be incurred by second quarter of 2003.

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

NOTE 25—FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

        The Company's Senior Subordinated Notes are unconditionally and jointly and severally guaranteed by all of the Company's existing subsidiaries. The Company's existing subsidiaries are 100% owned by the Company. The condensed consolidating financial information below is presented as of and for the year ended December 31, 2002 and has been prepared in accordance with the requirements for presentation of such information. The Company did not have any subsidiaries as of or during the years ended December 31, 2001 or 2000. The information is presented in place of complete financial statements for each of the guarantor subsidiaries and is intended to provide sufficient detail to determine the nature of the aggregate financial position, results of operations and cash flows of the subsidiary guarantors.

BALANCE SHEET

	Parent	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,191	$127	$—	$10,318
Accounts receivable, net	18,492	4,829	—	23,321
Inventories	47,678	40,084	—	87,762
Prepaid expenses and other current assets	9,544	1,806	—	11,350

Total current assets	85,905	46,846	—	132,751

Equipment and leasehold improvements, net	26,510	7,708	—	34,218
Investment in subsidiaries	22,777	—	(22,777)	—
Intercompany assets	63,643	—	(63,643)	—
Deferred tax asset	104,357	784	—	105,141
Goodwill and intangible assets, net	47,678	53,190	—	100,868
Other assets, net	11,830	1,195	—	13,025

Total assets	$362,700	$109,723	$(86,420)	$386,003

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and capital lease obligation	$9,665	$—	$—	$9,665
Accounts payable	11,330	15,733	—	27,063
Accrued expenses	39,345	5,876	—	45,221

Total current liabilities	60,340	21,609	—	81,949

Long-term debt, net of current maturities	391,493	—	—	391,493
Capital lease obligation, net of current maturities	3,778	—	—	3,778
Other liabilities	3,325	1,694	—	5,019
Intercompany liabilities	—	63,643	(63,643)	—

Total liabilities	458,936	86,946	(63,643)	482,239

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock	—	—	—	—
Common stock	664	—	—	664
Warrants and options	11,745	—	—	11,745
Investment from parent	—	24,317	(24,317)	—
Additional paid-in capital	210,480	—	—	210,480
Accumulated deficit	(287,592)	(1,540)	1,540	(287,592)
Common stock subscription receivable	(25,761)	—	—	(25,761)
Common stock repurchase option	(2,636)	—	—	(2,636)
Common stock held in grantor trust	(2,700)	—	—	(2,700)
Loans to executive officer	(404)	—	—	(404)
Accumulated other comprehensive income	(32)	—	—	(32)

Total stockholders' equity (deficit)	(96,236)	22,777	(22,777)	(96,236)

Total liabilities and stockholders' equity (deficit)	$362,700	$109,723	$(86,420)	$386,003

STATEMENT OF OPERATIONS

	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Net sales before promotion expense	$476,297	$54,716	$(9,727)	$521,286
Promotion expense	41,296	—	—	41,296

Net sales	435,001	54,716	(9,727)	479,990

Operating costs and expenses:
Cost of goods sold	265,928	46,514	(6,798)	305,644
Selling, general and administrative expenses	105,964	10,127	(2,929)	113,162
Equity (income) loss in subsidiaries	1,540	—	(1,540)	—

Total operating costs and expenses	373,432	56,641	(11,267)	418,806

Operating income (loss)	61,569	(1,925)	1,540	61,184
Interest expense, net	32,403	7	—	32,410

Income (loss) before income tax expense	29,166	(1,932)	1,540	28,774
Income tax expense (benefit)	3,830	(392)	—	3,438

Net income (loss)	$25,336	$(1,540)	$1,540	$25,336

STATEMENT OF CASH FLOWS

	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$25,336	$(1,540)	$1,540	$25,336
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	7,991	2,249	—	10,240
Amortization of deferred financing fees	3,280	—	—	3,280
Deferred income tax expense	3,438	—	—	3,438
Equity (income) loss in subsidiaries	1,540	—	(1,540)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	12,726	23,580	(9,727)	26,579
Inventories	(5,383)	(21,309)	6,798	(19,894)
Prepaid expenses and other current assets	(3,054)	(229)	—	(3,283)
Other assets	5,995	—	—	5,995
Accounts payable and accrued expenses	(4,156)	(2,006)	—	(6,162)
Facilities and organizational rationalization charge	(3,216)	—	—	(3,216)
Other operating activities, net	(7,384)	—	2,929	(4,455)

Net cash flows from operating activities	37,113	745	—	37,858

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(4,965)	(5,485)	—	(10,450)
Payments for Schultz merger, net of cash acquired	(38,300)	—	—	(38,300)
Payments for WPC Brands acquisition, net of cash acquired	(19,500)	—	—	(19,500)

Net cash flows used for investing activities	(62,765)	(5,485)	—	(68,250)

Cash flows from financing activities:
Proceeds from additional debt	90,000	—	—	90,000
Repayment of debt	(43,929)	(20,661)	—	(64,590)
Proceeds from issuance of common stock	17,500	—	—	17,500
Other financing and intercompany activities	(27,728)	25,528	—	(2,200)

Net cash flows from financing activities	35,843	4,867	—	40,710

Net increase in cash and cash equivalents	10,191	127	—	10,318
Cash and cash equivalents, beginning of year	—	—	—	—

Cash and cash equivalents, end of year	$10,191	$127	$—	$10,318

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders of
United Industries Corporation and Subsidiaries:

        Our audits of the consolidated financial statements referred to in our report dated February 12, 2003, except for Note 25, which is as of April 29, 2003, and listed in the index appearing on page F-1 of this 10-K/A also included an audit of the financial statement schedule listed in the index appearing on page F-1 of this 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
February 12, 2003, except for Note 25,
which is as of April 29, 2003

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

QuickLinks

EXPLANATORY NOTE
PART II
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
SIGNATURES
CERTIFICATIONS
INDEX TO FINANCIAL STATEMENTS
UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share data)
UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Dollars in thousands)
UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except share data)
STATEMENT OF CASH FLOWS
UNITED INDUSTRIES CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)