Form 10-Q
period 2003-03-31
UNITED INDUSTRIES CORP
filed 2003-05-15
CIK 1083200

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 8, 2003, the registrant had 33,188,000 Class A voting and 33,188,000 Class B nonvoting shares of common stock outstanding and 37,600 Class A nonvoting shares of preferred stock outstanding.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

UNITED INDUSTRIES CORPORATION
QUARTERLY REPORT ON FORM 10-Q
PERIOD ENDED MARCH 31, 2003

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report contains forward-looking statements. These statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included in this Quarterly Report, including statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, projections, plans and objectives of management, are forward-looking statements. As may be used in this Quarterly Report, the words "will," "believe," "plan," "may," "strategies," "goals," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date they were made. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our plans, intentions and expectations reflected in or suggested by any forward-looking statements we make in this Quarterly Report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved.

        Our actual results could differ significantly from the results discussed in any forward-looking statements contained in this Quarterly Report. Factors that could cause or contribute to such differences include the risks set forth in our Annual Report on Form 10-K including, but not limited to, the following:

  •
  general economic and business conditions;

  •
  the loss or bankruptcy of major customers, suppliers or parties with whom we have a strategic relationship;

  •
  weather conditions;

  •
  our ability to repay our indebtedness or meet other obligations;

  •
  industry trends and competition;

  •
  our ability to manage rapid growth and the integration of acquisitions;

  •
  public perception regarding the safety of our products;

  •
  governmental regulations;

  •
  terrorist attacks or acts of war;

  •
  cost and availability of raw materials;

  •
  changes in our business strategy or development plans;

  •
  our ability to recruit and retain quality personnel; and

  •
  availability, terms and deployment of capital resources.

  TRADEMARKS

        Spectracide®, Spectracide Triazicide™, Spectracide Terminate®, Hot Shot®, Garden Safe™, Schultz®, Expert Gardener®, Rid-a-Bug®, Bag-a-Bug®, Real-Kill®, No-Pest®, Repel®, Gro Best®, Vigoro®, Sta-Green® and Bandini® are our trademarks and trade names. We also license certain Cutter® trademarks from Bayer A.G. and certain Peters® and Peters Professional® trademarks from The Scotts Company. Other trademarks and trade names used in this Quarterly Report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	March 31,
			December 31, 2002
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$10,318
Accounts receivable, less reserves of $4,950 and $2,845 at March 31, 2003 and 2002, respectively, and $3,171 at December 31, 2002	139,537	106,083	23,321
Inventories	98,119	61,472	87,762
Prepaid expenses and other current assets	10,524	5,763	11,350

Total current assets	248,180	173,318	132,751

Equipment and leasehold improvements, net	33,649	26,642	34,218
Deferred tax asset	96,739	112,505	105,141
Goodwill and intangible assets, net	98,938	42,833	100,868
Other assets, net	15,163	11,953	13,025

Total assets	$492,669	$367,251	$386,003

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and capital lease obligation	$1,590	$5,852	$9,665
Accounts payable	59,016	38,579	27,063
Accrued expenses	66,313	40,807	45,221
Short-term borrowings	10,100	58,377	—

Total current liabilities	137,019	143,615	81,949

Long-term debt, net of current maturities	431,328	345,507	391,493
Capital lease obligation, net of current maturities	3,577	4,133	3,778
Other liabilities	4,048	9,765	5,019

Total liabilities	575,972	503,020	482,239

Commitments and contingencies
Stockholders' deficit:
Preferred stock (37,600 shares of $0.01 par value Class A issued and outstanding, 40,000 shares authorized)	—	—	—
Common stock (33.2 million shares each of $0.01 par value Class A and Class B issued and outstanding, 43.6 million shares of each authorized at March 31, 2003; 27.7 million shares of each issued and outstanding and 37.6 million shares of each authorized at March 31, 2002; 33.1 million shares of each issued and outstanding and 43.6 million shares of each authorized at December 31, 2002)	664	556	664
Warrants and options	11,745	11,745	11,745
Additional paid-in capital	210,480	152,943	210,480
Accumulated deficit	(275,946)	(297,719)	(287,592)
Common stock subscription receivable	(24,976)	—	(25,761)
Common stock repurchase option	(2,636)	—	(2,636)
Common stock held in grantor trust	(2,700)	(2,700)	(2,700)
Loans to executive officer	(324)	(400)	(404)
Accumulated other comprehensive income (loss)	390	(194)	(32)

Total stockholders' deficit	(83,303)	(135,769)	(96,236)

Total liabilities and stockholders' deficit	$492,669	$367,251	$386,003

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales before promotion expense	$193,733	$149,191
Promotion expense	14,921	12,800

Net sales	178,812	136,391

Operating costs and expenses:
Cost of goods sold	108,755	87,163
Selling, general and administrative expenses	38,999	27,239

Total operating costs and expenses	147,754	114,402

Operating income	31,058	21,989
Interest expense, net	9,203	8,512

Income before income tax expense	21,855	13,477
Income tax expense	8,402	3,315

Net income	$13,453	$10,162

Preferred stock dividends	$1,807	$1,513

Net income available to common stockholders	$11,646	$8,649

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:
Net income	$13,453	$10,162
Other comprehensive income, net of tax:
Loss on interest rate swap	—	(145)
Gain on derivative hedging instruments	422	—

Comprehensive income	$13,875	$10,017

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$13,453	$10,162
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization	2,262	2,464
Amortization and write-off of deferred financing fees	2,309	695
Deferred income tax expense	8,402	3,315
Changes in operating assets and liabilities:
Accounts receivable	(116,681)	(84,498)
Inventories	(10,357)	(12,380)
Prepaid expenses and other current assets	1,248	728
Other assets	(1,524)	(283)
Accounts payable	31,953	16,718
Accrued expenses	13,448	11,201
Facilities and organizational rationalization charge	(596)	(255)
Other operating activities, net	664	(927)

Net cash flows used in operating activities	(55,419)	(53,060)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,267)	(892)

Net cash flows used in investing activities	(1,267)	(892)

Cash flows from financing activities:
Proceeds from issuance of senior subordinated notes	86,275	—
Proceeds from additional term debt	—	30,000
Proceeds from borrowings on revolver	40,000	34,927
Payments received for common stock subscription receivable	1,250	—
Payments received on loans to executive officer	80	48
Repayment of borrowings on revolver and other debt	(84,747)	(2,826)
Payments for debt issuance costs	(2,923)	(1,071)
Repayment on cash overdraft	6,433	(7,126)

Net cash flows from financing activities	46,368	53,952

Net increase in cash and cash equivalents	(10,318)	—
Cash and cash equivalents, beginning of period	10,318	—

Cash and cash equivalents, end of period	$—	$—

Noncash financing activities:
Preferred stock dividends accrued	$1,807	$1,513

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except where indicated)

(Unaudited)

Note 1—Description of Business and Basis of Presentation

        Operating as Spectrum Brands, United Industries Corporation (the Company) manufactures and markets one of the broadest lines of pesticides in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents, fertilizers, growing media and soils under a variety of brand names. The Company's value brands are targeted toward consumers who want products and packaging that are comparable or superior to, and at lower prices than, premium price brands, while its opening price point brands are designed for cost conscious consumers who want quality products. The Company's products are marketed to mass merchandisers, home improvement centers, hardware chains, nurseries and garden centers.

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

        The accompanying consolidated financial statements include the accounts and balances of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this report. As such, this report should be read in conjunction with the consolidated financial statements and accompanying notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain amounts in the 2002 consolidated financial statements included herein have been reclassified to conform with the 2003 presentation. In addition, the Company has reclassified its borrowing on cash overdrafts from operating activities to financing activities in the accompanying consolidated statements of cash flows.

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

Note 2—Inventories

        Inventories consist of the following:

	March 31,
			December 31, 2002
	2003	2002
Raw materials	$31,307	$20,948	$27,853
Finished goods	72,252	44,580	65,750
Allowance for obsolete and slow-moving inventory	(5,440)	(4,056)	(5,841)

Total inventories, net	$98,119	$61,472	$87,762

Note 3—Equipment and Leasehold Improvements

        Equipment and leasehold improvements consist of the following:

	March 31,
			December 31, 2002
	2003	2002
Machinery and equipment	$38,670	$30,746	$39,609
Office furniture, equipment and capitalized software	24,891	15,608	26,299
Transportation equipment	6,283	6,156	6,313
Leasehold improvements	3,907	7,405	9,512
Land and buildings	72	—	1,099

	73,823	59,915	82,832
Accumulated depreciation and amortization	(40,174)	(33,273)	(48,614)

Total equipment and leasehold improvements, net	$33,649	$26,642	$34,218

        During the three months ended March 31, 2003, the Company disposed of equipment with a historical cost of $10.3 million related to a manufacturing facility previously closed during 2002. No gain or loss was recognized in connection with the disposal as the equipment was fully depreciated.

        For the three months ended March 31, 2003 and 2002 and the year ended December 31, 2002, depreciation expense was $1.8 million, $2.2 million and $7.3 million, respectively. As of March 31, 2003 and 2002 and December 31, 2002, the cost of the aircraft held under capital lease was $5.3 million and related accumulated amortization was $3.5 million, $2.3 million, and $3.2 million respectively.

Note 4—Goodwill and Intangible Assets

        Goodwill and intangible assets consist of the following:

		March 31, 2003			March 31, 2002			December 31, 2002
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Trade names	25-40	$65,968	$(3,470)	$62,498	$37,500	$(283)	$37,217	$64,025	$(1,918)	$62,107
Customer relationships	5	22,651	(478)	22,173	—	—	—	—	—	—
Supply agreement	4	5,694	(846)	4,848	—	—	—	5,694	(894)	4,800
Other intangible assets	25	551	—	551	—	—	—	5,401	(52)	5,349

Total intangible assets		$94,864	$(4,794)	90,070	$37,500	$(283)	37,217	$75,120	$(2,864)	$72,256

Goodwill				8,868			5,616			28,612

Total goodwill and intangible assets, net				$98,938			$42,833			$100,868

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separately from goodwill. SFAS No. 142, among other things, eliminates the amortization of goodwill and indefinite-lived intangible assets and requires them to be tested for impairment at least annually. During 2002, both at adoption and at the end of the year, the Company performed an impairment analysis of its goodwill. No impairment charges resulted from these analyses. Prospectively, the Company will test goodwill for impairment annually, or more frequently as warranted by events or changes in circumstances. For the year ended December 31, 2002, goodwill recorded in connection with acquisitions was $3.3 million. No amounts were recorded for goodwill during the three months ended March 31, 2003 or 2002.

        Intangible assets include patents, trade names and other intangible assets, which are valued at acquisition through independent appraisals, where material, or using other valuation methods. Intangible assets are amortized using the straight-line method over periods ranging from 4 to 40 years. The useful lives of intangible assets were not revised as a result of the adoption of SFAS No. 142.

        During the three months ended March 31, 2003, the Company obtained the final report of an independent third party valuation of the assets acquired and liabilities assumed in its merger with Schultz Company in May 2002. The valuation report indicated the full value of the purchase price should be allocated to trade names and customer relationships obtained in the merger with no value ascribed to goodwill. As a result, the Company reclassified $19.7 million from goodwill to intangible assets and is amortizing customer relationships using the straight-line method over the remaining useful life, four years. The following table presents the reclassification described:

					Goodwill by Segment
	Trade Names	Customer Relationships	Supply Agreement	Other Intangible Assets	Lawn & Garden	Household	Contract	Total
Goodwill and intangible assets at December 31, 2002	$64,025	$—	$5,694	$5,401	$21,146	$6,496	$970	$103,732
Purchase price reallocation	1,943	22,651	—	(4,850)	(15,003)	(3,962)	(779)	—

Goodwill and intangible assets at March 31, 2003	65,968	22,651	5,694	551	$6,143	$2,534	$191	103,732

Accumulated amortization	(3,470)	(478)	(846)	—				(4,794)

Goodwill and intangible assets, net at March 31, 2003	$62,498	$22,173	$4,848	$551				$98,938

        For the three months ended March 31, 2003 and 2002 and the year ended December 31, 2002, aggregate amortization expense related to intangible assets was $0.4 million, $0.1 million and $2.9 million, respectively. The following table presents estimated amortization expense for intangible assets during each of the next five years:

Year	Amount
Remainder of 2003	$5,809
2004	8,807
2005	8,732
2006	7,954
2007	3,510

Note 5—Other Assets

        Other assets consist of the following:

	March 31,
			December 31, 2002
	2003	2002
Deferred financing fees	$24,434	$19,138	$22,432
Accumulated amortization	(11,438)	(7,797)	(10,382)

Deferred financing fees, net	12,996	11,341	12,050

Other	2,167	612	975

Total other assets, net	$15,163	$11,953	$13,025

        In connection with its issuance of 9 7/8% Series C senior subordinated notes in March 2003 (see Note 8), the Company recorded $2.2 million of deferred financing fees which are being amortized over the term of the notes through April 1, 2009. In connection with the repayment of a portion of its outstanding obligations under the Senior Credit Facility in March 2003 using proceeds from the issuance of such notes, the Company recorded a write-off of $1.3 million of previously deferred financing fees which is reflected in interest expense in the accompanying consolidated statement of operations for the three months ended March 31, 2003.

Note 6—Accrued Expenses

        Accrued expenses consist of the following:

	March 31,
			December 31, 2002
	2003	2002
Advertising and promotions	$23,339	$16,007	$16,401
Facilities rationalization	1,081	3,445	1,563
Interest	8,522	7,771	3,777
Cash overdraft	8,031	1,598	1,506
Noncompete agreement	350	—	1,770
Preferred stock dividends	11,299	4,445	9,492
Salaries and benefits	3,878	1,359	4,357
Severance costs	1,741	1,458	869
Freight	5,103	1,609	441
Other	2,969	3,115	5,045

Total accrued expenses	$66,313	$40,807	$45,221

Note 7—Charge for Facilities and Organization Rationalization

        During the fourth quarter of 2001, the Company recorded a charge of $8.5 million, which included $5.6 million related to facilities and organizational rationalization which primarily affected the Company's Lawn and Garden segment results, $2.7 million of inventory obsolescence recorded in cost of goods sold and $0.2 million of miscellaneous costs recorded in selling, general and administrative expenses. In connection therewith, 85 employees were terminated and provided severance benefits. Approximately $3.5 million of costs associated with the facilities and organizational rationalization, which related primarily to facility exit costs and resultant duplicate rent payments in 2002, were incurred by December 31, 2002. Amounts remaining in the facilities and organizational rationalization accrual as of March 31, 2003 primarily represent costs associated with the restoration of leased facilities to their original condition and duplicate rent payments which are expected to be incurred by the end of 2003.

        The following table presents amounts charged against the facilities and organizational rationalization accrual:

	Facilities Rationalization	Severance Costs	Total Costs
Balance at December 31, 2002	$1,563	$379	$1,942
Charges against the accrual	(482)	(114)	(596)

Balance at March 31, 2003	$1,081	$265	$1,346

Note 8—Long-term Debt

        Long-term debt, excluding capital lease obligation, consists of the following:

	March 31,
			December 31, 2002
	2003	2002
Senior Credit Facility:
Term Loan A	$—	$36,899	$28,250
Term Loan B	196,069	164,064	222,465
Revolving Credit Facility	10,100	58,377	—
9 7/8% Series B Senior Subordinated Notes	150,000	150,000	150,000
9 7/8% Series C Senior Subordinated Notes, including unamortized premium	86,275	—	—

	442,444	409,340	400,715
Less current maturities and short-term borrowings	(11,116)	(63,833)	(9,222)

Total long-term debt, net of current maturities	$431,328	$345,507	$391,493

Senior Credit Facility

        The Senior Credit Facility, as amended as of March 14, 2003, was provided by Bank of America, N.A. (formerly known as NationsBank, N.A.), Morgan Stanley Senior Funding, Inc. and Canadian Imperial Bank of Commerce and consists of (1) a $90.0 million revolving credit facility (the Revolving Credit Facility); (2) a $75.0 million term loan facility (Term Loan A); and (3) a $240.0 million term loan facility (Term Loan B). The Revolving Credit Facility and Term Loan A mature on January 20, 2005 and Term Loan B matures on January 20, 2006. The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the Revolving Credit Facility shall not exceed $10.0 million for 30 consecutive days during the period between August 1 and November 30 in each calendar year. As of March 31, 2003 and 2002, $10.1 million and $58.4 million were outstanding under the Revolving Credit Facility, respectively. As of December 31, 2002, the clean-down period had been completed and no amounts were outstanding under the Revolving Credit Facility. There were no compensating balance requirements during each of the periods presented.

        On March 14, 2003, the Senior Credit Facility was amended to permit the issuance of 9 7/8% Series C senior subordinated notes due 2009 (the Series C Notes) and 9 7/8% Series D senior subordinated notes due 2009 (the Series D Notes). The Company intends to offer the Series D Notes in 2003 in exchange for outstanding Series B Notes and Series C Notes. This amendment did not change any existing covenants of the Senior Credit Facility.

        The principal amount of Term Loan A was to be repaid in 24 consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2005. However, in connection with the issuance of the Series C Notes, as described below, the Company used a portion of the proceeds to repay the outstanding balance under Term Loan A. The principal amount of Term Loan B is to be repaid in 28 consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2006. The Company used a portion of the proceeds from the issuance of the Series C Notes to repay $25.9 million of the balance under Term Loan B.

        The Senior Credit Facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative covenants place restrictions on, among other things, levels of investments, indebtedness, insurance, capital expenditures and dividend payments. The financial covenants require the maintenance of certain financial ratios at defined levels. As of and during the three months ended March 31, 2003 and 2002 and the year ended December 31, 2002, the Company was in compliance with all covenants. While the Company does not anticipate an event of non-compliance in the foreseeable future, the effect of non-compliance would require the Company to request a waiver or an amendment to the Senior Credit Facility. Amending the Senior Credit Facility could result in changes to the Company's borrowing capacity or its effective interest rates. Under the agreements, interest rates on the Revolving Credit Facility, Term Loan A and Term Loan B range from 1.50% to 4.00% above LIBOR, depending on certain financial ratios. LIBOR was 1.29% as of March 31, 2003, 2.03% as of March 31, 2002 and 1.38% as of December 31, 2002. Unused commitments under the Revolving Credit Facility are subject to a 0.5% annual commitment fee. The interest rate of Term Loan A was 5.41% and 4.67% as of March 31, 2002 and December 31, 2002, respectively. The interest rate of Term Loan B was 5.31% and 5.91% as of March 31, 2003 and 2002, respectively, and 5.42% as of December 31, 2002.

        The Senior Credit Facility may be prepaid in whole or in part at any time without premium or penalty. During the three months ended March 31, 2003, the Company made principal payments of $28.3 million to fully repay Term Loan A and $25.9 million on Term Loan B, both of which represent optional principal prepayments. In connection with these prepayments, the Company recorded a write-off of $1.3 million of previously deferred financing fees which is reflected in interest expense in the accompanying consolidated statement of operations for the three months ended March 31, 2003. For the year ended December 31, 2002, the Company made principal payments of $11.0 million on Term Loan A and $2.0 million on Term Loan B, which included optional principal prepayments of $6.3 million on Term Loan A and $1.1 million on Term Loan B. The optional prepayments in the three months ended March 31, 2002 were made to remain two quarterly payments ahead of the regular payment schedule. Under the Senior Credit Facility agreement, each prepayment may be applied to the next principal repayment installments. The Company remains two principal payments ahead of schedule on Term Loan B and intends to pay a full year of principal installments in 2003 in accordance with the terms of the Senior Credit Facility.

        The carrying amount of the Company's obligations under the Senior Credit Facility approximates fair value because the interest rates are based on floating interest rates identified by reference to market rates.

Senior Subordinated Notes

        In March 2003, the Company issued in a private placement $85.0 million in aggregate principal amount of 9 7/8% Series C senior subordinated notes due April 1, 2009 (the Series C Notes). Gross proceeds from the issuance were $86.3 million and included a premium of $1.3 million which is being amortized over the term of the Series C Notes using the effective interest method. Interest on the Series C Notes accrues at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1. Net proceeds of $84.1 million were used to repay $30.0 million of the Revolving Credit Facility, fully repay $28.3 million outstanding under Term Loan A and repay $25.9 million outstanding under Term Loan B. The Series C Notes were issued with terms substantially similar to the Series B Notes. In connection with its issuance of the Series C Notes, the Company recorded $2.2 million of deferred financing fees which are being amortized over the term of the Series C Notes. As of March 31, 2003, $85.0 million of the Series C Notes were outstanding.

        In November 1999, the Company issued $150.0 million in aggregate principal amount of 9 7/8% Series B senior subordinated notes (the Series B Notes and, collectively with the Series C Notes, the Senior Subordinated Notes) due April 1, 2009. Interest accrues at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1.

        The Company's indentures governing the Senior Subordinated Notes contain a number of significant covenants that could adversely impact the Company's business. In particular, the indentures limit the Company's ability to:

  •
  incur more debt;

  •
  pay dividends or make other distributions;

  •
  issue stock of subsidiaries;

  •
  make investments;

  •
  repurchase stock;

  •
  create subsidiaries;

  •
  create liens;

  •
  enter into transactions with affiliates;

  •
  enter into sale and leaseback transactions;

  •
  merge or consolidate; and

  •
  transfer and sell assets.

        Furthermore, in accordance with the indentures governing the Senior Subordinated Notes, the Senior Subordinated Notes are unconditionally and jointly and severally guaranteed by the Company's subsidiaries (see Note 15), which are 100% owned by the Company. The indentures also require the Company to maintain specified financial ratios and meet certain financial tests. The ability to comply with these provisions may be affected by events beyond the Company's control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of the debt under the applicable agreements. Any default under the Company's indentures governing the Senior Subordinated Notes might adversely affect the Company's growth, financial condition and results of operations and the ability to make payments on the Senior Subordinated Notes or meet other obligations.

        The fair value of the Senior Subordinated Notes was $243.2 million and $147.8 million as of March 31, 2003 and 2002, respectively, and $151.5 million as of December 31, 2002, based on their quoted market price on such dates. The Senior Subordinated Notes are unconditionally and jointly and severally guaranteed by all of the Company's existing subsidiaries.

        The Company is in the process of registering the Series D Notes, with terms substantially similar to the Series B Notes and the Series C Notes, with the U.S. Securities Exchange Commission. As soon as practicable after the registration statement becomes effective, the Company intends to offer to exchange its Series D Notes for up to 100% of its Series B Notes and Series C Notes.

        Aggregate future principal payments of long-term debt, excluding capital lease obligation, as of March 31, 2003 are as follows:

Year	Amount
Remainder of 2003	$10,608
2004	2,033
2005	145,273
2006	48,255
2007	—
Thereafter	236,275

$442,444

Note 9—Commitments

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

        The following table presents future minimum payments due under operating and capital leases as of March 31, 2003:

	Operating Leases
Year			Capital Lease
	Affiliate	Other		Total
Remainder of 2003	$1,294	$5,360	$580	$7,234
2004	1,766	6,348	773	8,887
2005	1,806	5,492	3,240	10,538
2006	1,847	4,307	—	6,154
2007	1,887	3,525	—	5,412
Thereafter	10,673	18,686	—	29,359

Total minimum lease payments	$19,273	$43,718	4,593	$67,584

Less amount representing interest			(442)

Present value of net minimum lease payments, including current portion of $574			$4,151

Note 10—Contingencies

        In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as standby letters of credit and indemnifications, which are not reflected in the accompanying consolidated balance sheets. As of March 31, 2003 and 2002 and December 31, 2002, the Company had $2.2 million, $1.3 million and $1.9 million, respectively, in standby letters of credit pledged as collateral to support the lease of its primary distribution facility in St. Louis, a United States customs bond, certain product purchases, various workers' compensation obligations and the aircraft. These agreements mature at various dates through May 2004 and may be renewed as circumstances warrant. Such financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In the Company's past experience, no claims have been made against these financial instruments nor does management expect any losses to result from them.

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

        The Company has entered into certain derivative hedging instruments and other commitments to purchase granular urea during its peak production season in 2003. See Note 11 for information regarding these commitments.

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

Note 11—Accounting for Derivative Instruments and Hedging Activities

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

        As of March 31, 2003, with nearly 60% of its annual urea purchases completed, the Company had hedged 6%, and had purchase agreements to effectively fix an additional 4%, of its remaining 2003 urea purchases. The contract price of the Company's derivative hedging instruments as of March 31, 2003, intended to fix the price of forecasted urea prices through April 2003, was $137 per ton (not in thousands). The average purchase price of the Company's purchase agreements as of March 31, 2003 was approximately $200 per ton (not in thousands). While management expects these instruments and agreements to manage the Company's exposure to such price fluctuations, no assurance can be provided that the instruments will be effective in fully mitigating exposure to these risks, nor can assurance be provided that the Company will be successful in passing on pricing increases to its customers.

        The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting treatment. The cash flows of the derivative instruments are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. Changes in the fair value of agreements designated as derivative hedging instruments are reported as either an asset or liability in the accompanying consolidated balance sheets with the associated unrealized gains or losses reflected in accumulated other comprehensive income. As of March 31, 2003 and December 31, 2002, an unrealized gain of $0.4 million and an unrealized loss of less than $0.1 million, respectively, related to derivative instruments designated as cash flow hedges were recorded in accumulated other comprehensive income. The amounts in accumulated other comprehensive income are subsequently reclassified into cost of goods sold in the same period in which the underlying hedged transactions affect earnings.

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

        As of March 31, 2003, one derivative hedging agreement contract was outstanding, which matured on April 24, 2003, for 5,000 tons of urea with a contract price of $137 per ton (not in thousands). The contract value upon the effective contract date was $0.7 million while the contract value at March 31, 2003 was $0.9 million resulting in a gain recorded in accumulated other comprehensive income of $0.2 million as of March 31, 2003.

        For the three months ended March 31, 2003, the Company reclassified $0.2 million from accumulated other comprehensive income into cost of goods sold representing a gain on raw materials derivative hedging instruments. No such amounts were recorded during the three months ended March 31, 2002 or year ended December 31, 2002.

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

        The Contract segment represents mainly non-core products, some of which are private label, and includes various compounds and chemicals such as, among others, charcoal, water purification tablets, first-aid kits, barbeque sauce, fish attractant, cleaning solutions and automotive products.

        The following table presents certain financial segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," for the three months ended March 31, 2003 and 2002. The accounting policies of the reportable segments are the same as those described in the summary of significant polices in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as applicable. The segment financial information presented includes comparative periods prepared on a basis consistent with the current year presentation.

	Three Months Ended March 31,
	2003	2002
Net sales:
Lawn and Garden	$145,614	$110,385
Household	27,567	25,278
Contract	5,631	728

Total net sales	$178,812	$136,391

Operating income (loss):
Lawn and Garden	$24,473	$14,933
Household	6,626	7,044
Contract	(41)	12

Total operating income	$31,058	$21,989

Operating margin:
Lawn and Garden	16.8%	13.5%
Household	24.0%	27.9%
Contract	-0.7%	1.6%
Total operating margin	17.4%	16.1%

        Operating income represents earnings before net interest expense and income tax expense. Operating income is the measure of profitability used by management to assess the Company's financial performance. Operating margin represents operating income as a percentage of net sales.

        The majority of the Company's sales are conducted with customers in the United States. The Company's international sales comprise less than 1% of total net sales. In addition, no single item comprises more than 10% of the Company's net sales. For the three months ended March 31, 2003 and 2002, the Company's three largest customers were responsible for 68% and 69% of net sales, respectively.

        As the Company's assets support production across all segments, they are managed on an entity-wide basis at the corporate level and are not recorded or analyzed by segment. Substantially all of the Company's assets are located in the United States.

Note 13—Shipping and Handling Costs

        Certain shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. These costs primarily consist of personnel and other general and administrative costs associated with the Company's distribution facilities, and to a lesser extent, some costs related to the shipment of goods between the Company's facilities. For the three months ended March 31, 2003 and 2002 and the year ended December 31, 2002, these costs were $6.1 million, $3.8 million and $15.7 million, respectively. The remaining shipping and handling costs comprise those costs associated with shipping goods to customers and receiving supplies from vendors and are included in cost of goods sold in the accompanying consolidated statements of operations.

Note 14—Stock-Based Compensation

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

        SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the Company determined stock-based compensation expense using the fair value method. The following table presents net income, as reported, using the intrinsic value method, stock-based compensation included therein, stock-based compensation expense that would have been recorded using the fair value method and pro forma net income that would have been reported had the fair value method been applied:

	Three Months Ended March 31,
	2003	2002
Net income, as reported	$13,453	$10,162
Stock-based compensation expense included in net income, as reported, net of tax	—	—
Stock-based compensation expense using the fair method, net of tax	352	369
Pro forma net income	13,101	9,793

Note 15—Financial Information for Subsidiary Guarantors

        The Company's Senior Subordinated Notes are unconditionally and jointly and severally guaranteed by all of the Company's existing subsidiaries. The Company's subsidiaries are 100% owned by the Company. The condensed consolidating financial information below is presented as of and for the three months ended March 31, 2003 and has been prepared in accordance with the requirements for presentation of such information. The Company did not have any subsidiaries as of or during the three months ended March 31, 2002. The Company believes that separate financial statements concerning the guarantor subsidiaries would not be material to investors and that the information presented herein provides sufficient detail to determine the nature of the aggregate financial position, results of operations and cash flows of the guarantor subsidiaries.

        The Company's investment in subsidiaries is accounted for using the equity method of accounting. Earnings of the subsidiaries are reflected in the respective investment accounts of the parent company accordingly. The investments in subsidiaries and all intercompany balances and transactions have been eliminated. Beginning January 1, 2003, in connection with the integration of its merged and acquired companies, the Company began accounting for the operating results of certain subsidiaries on a combined basis with the parent company. Various assumptions and estimates were used to establish the financial statements of such subsidiaries for the information presented herein.

Balance Sheet

	Parent	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$—
Accounts receivable, net	136,978	2,559	—	139,537
Inventories	60,177	37,942	—	98,119
Prepaid expenses and other current assets	9,561	963	—	10,524

Total current assets	206,716	41,464	—	248,180

Equipment and leasehold improvements, net	26,521	7,128	—	33,649
Investment in subsidiaries	25,034	—	(25,034)	—
Intercompany assets	47,608	—	(47,608)	—
Deferred tax asset	96,313	426	—	96,739
Goodwill and intangible assets, net	47,455	51,483	—	98,938
Other assets, net	8,850	6,313	—	15,163

Total assets	$458,497	$106,814	$(72,642)	$492,669

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and capital lease obligation	$1,590	$—	$—	$1,590
Accounts payable	30,393	28,623	—	59,016
Accrued expenses	61,691	4,622	—	66,313
Short-term borrowings	10,100	—	—	10,100

Total current liabilities	103,774	33,245	—	137,019

Long-term debt, net of current maturities	431,328	—	—	431,328
Capital lease obligation, net of current maturities	3,577	—	—	3,577
Other liabilities	3,121	927	—	4,048
Intercompany liabilities	—	47,608	(47,608)	—

Total liabilities	541,800	81,780	(47,608)	575,972

Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock	—	—	—	—
Common stock	664	—	—	664
Warrants and options	11,745	—	—	11,745
Investment from parent	—	26,891	(26,891)	—
Additional paid-in capital	210,480	—	—	210,480
Accumulated deficit	(275,946)	(1,857)	1,857	(275,946)
Common stock subscription receivable	(24,976)	—	—	(24,976)
Common stock repurchase option	(2,636)	—	—	(2,636)
Common stock held in grantor trust	(2,700)	—	—	(2,700)
Loans to executive officer	(324)	—	—	(324)
Accumulated other comprehensive income	390	—	—	390

Total stockholders' equity (deficit)	(83,303)	25,034	(25,034)	(83,303)

Total liabilities and stockholders' equity (deficit)	$458,497	$106,814	$(72,642)	$492,669

Statement of Operations

	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Net sales before promotion expense	$157,950	$83,999	$(48,216)	$193,733
Promotion expense	14,921	—	—	14,921

Net sales	143,029	83,999	(48,216)	178,812

Operating costs and expenses:
Cost of goods sold	78,352	74,979	(44,576)	108,755
Selling, general and administrative expenses	33,260	9,379	(3,640)	38,999
Equity (income) loss in subsidiaries	317	—	(317)	—

Total operating costs and expenses	111,929	84,358	(48,533)	147,754

Operating income (loss)	31,100	(359)	317	31,058
Interest expense, net	9,066	137	—	9,203

Income (loss) before income tax expense	22,034	(496)	317	21,855
Income tax expense (benefit)	8,581	(179)	—	8,402

Net income (loss)	$13,453	$(317)	$317	$13,453

Statement of Cash Flows

	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$13,453	$(317)	$317	$13,453
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,759	503	—	2,262
Amortization of deferred financing fees	2,309	—	—	2,309
Deferred income tax expense	8,402	—	—	8,402
Equity (income) loss in subsidiaries	317	—	(317)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(70,735)	2,270	(48,216)	(116,681)
Inventories	(57,075)	2,142	44,576	(10,357)
Prepaid expenses and other current assets	405	843	—	1,248
Other assets	(1,524)	—	—	(1,524)
Accounts payable and accrued expenses	33,765	11,636	—	45,401
Facilities and organizational rationalization charge	(596)	—	—	(596)
Other operating activities, net	(2,976)	—	3,640	664

Net cash flows from (used for) operating activities	(72,496)	17,077	—	(55,419)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,165)	(102)	—	(1,267)

Net cash flows used for investing activities	(1,165)	(102)	—	(1,267)

Cash flows from financing activities:
Proceeds from additional debt	126,275	—	—	126,275
Repayment of debt	(84,747)	—	—	(84,747)
Other financing and intercompany activities	2,266	2,574	—	4,840

Net cash flows from financing activities	43,794	2,574	—	46,368

Net increase in cash and cash equivalents	(29,867)	19,549	—	(10,318)
Cash and cash equivalents, beginning of year	10,191	127	—	10,318

Cash and cash equivalents, end of year	$(19,676)	$19,676	$—	$—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion and analysis of our consolidated financial condition and results of operations included herein should be read in conjunction with our historical financial information included in the consolidated financial statements and the related notes thereto elsewhere in this Quarterly Report. Future results could differ materially from those discussed below for many reasons, including the risks discussed elsewhere in this Quarterly Report and in our Annual Report filed on Form 10-K for the year ended December 31, 2002.

Overview

        Operating as Spectrum Brands, we are majority owned by UIC Holdings, L.L.C. and are the leading manufacturer and marketer of value-oriented products for the consumer lawn and garden care and insect control markets in the United States. Under a variety of brand names, we manufacture and market one of the broadest lines of pesticides in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents, fertilizers, growing media and soils. Our operations are divided into three business segments: Lawn and Garden, Household and Contract. We believe that the key growth factors for the $2.8 billion consumer lawn and garden and pesticide retail markets include:

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

        We do not believe that our historical financial condition and results of operations are accurate indicators of future results because of certain significant past events. Those events include merger and acquisition activities, strategic transactions and equity and debt financing transactions over the last several years. Furthermore, our sales are seasonal in nature and are susceptible to weather conditions that vary from year to year.

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

        Revenue Recognition.    Net sales represent gross sales less any applicable customer discounts from list price, customer returns and promotion expense through cooperative programs with retailers. The provision for customer returns is based on historical sales returns and analysis of credit memo and other relevant information. If the historical or other data used to develop these estimates do not properly reflect future returns, net sales may need to be adjusted. Sales reductions related to returns were $2.0 million for the three months ended March 31, 2003 and $1.6 million for the three months ended March 31, 2002. Amounts included in the accounts receivable reserves for sales returns were $3.4 million as of March 31, 2003, $2.0 million as of March 31, 2002 and $2.0 million as of December 31, 2002.

        Inventories.    Inventories are reported at the lower of cost or market. Cost is determined using a standard costing system that approximates the first-in, first-out method and includes raw materials, direct labor and overhead. An allowance for potentially obsolete or slow-moving inventory is recorded based on our analysis of inventory levels and future sales forecasts. In the event that our estimates of future usage and sales differ from actual results, the allowance for obsolete or slow-moving inventory may be adjusted. Amounts recorded for potentially obsolete or slow-moving inventory were reduced by $0.2 million for the three months ended March 31, 2003 and increased by $0.5 million for the three months ended March 31, 2002. The allowance for potentially obsolete or slow-moving inventory was $5.4 million as of March 31, 2003, $4.1 million as of March 31, 2002 and $5.8 million as of December 31, 2002.

        Promotion Expense.    We advertise and promote our products through national and regional media. Products are also advertised and promoted through cooperative programs with retailers. Advertising and promotion costs are expensed as incurred, although costs incurred during interim periods are generally expensed ratably in relation to revenues. Management develops an estimate of the amount of costs that have been incurred by the retailers under our cooperative programs based on an analysis of specific programs offered to retailers and historical information. Actual costs incurred may differ significantly from our estimates if factors such as the level of participation and success of the retailers' programs or other conditions differ from our expectations. Promotion expense, including cooperative programs with customers, is recorded as a reduction of sales and was $14.9 million for the three months ended March 31, 2003 and $12.8 million for the three months ended March 31, 2002. Accrued advertising and promotion expense was $23.3 million as of March 31, 2003, $16.0 million as of March 31, 2002 and $16.4 million as of December 31, 2002. In addition, advertising costs are incurred irrespective of promotions. Such costs are included in selling, general and administrative expenses in our consolidated statements of operations and were $3.7 million for the three months ended March 31, 2003 and $0.5 million for the three months ended March 31, 2002.

        Income Taxes.    Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. The judgment of management is required to determine income tax expense, deferred tax assets and any related valuation allowance and deferred tax liabilities. We have recorded a valuation allowance of $104.1 million as of March 31, 2003 due to uncertainties related to the ability to utilize some of the deferred tax assets, primarily consisting of certain net operating loss carryforwards that were generated in 1999 through 2002 and deductible goodwill recorded in connection with our recapitalization in 1999. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which the deferred tax assets will be recoverable.

        As previously noted, we generated net operating losses for tax purposes for each of the years 1999 through 2002. Our current estimates indicate that we will generate taxable income for 2003. If we achieve such results, 2003 would be the first year that taxable income would be generated since our recapitalization in 1999. In addition, as our budgets for future years indicate that we will continue to generate taxable income, it is possible the valuation allowance will need to be reduced. Any adjustment to the valuation allowance could materially impact our consolidated financial position and results of operations. In addition, beginning in 2003 our effective tax rate is 38%, absent any reduction of the valuation allowance that may occur, as previously described.

        Goodwill and Other Intangible Assets.    We have acquired intangible assets or made acquisitions in the past that resulted in the recording of goodwill or intangible assets, including our merger with Schultz Company in May 2002 and our acquisition of WPC Brands, Inc. in December 2002. Under generally accepted accounting principles previously in effect, goodwill and intangibles were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from their cash flows on an undiscounted basis over their useful lives.

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

Results of Operations

        During the third quarter of 2002, we began reporting operating results using three reportable segments:

  •
  Lawn and Garden (81.4% of first quarter 2003 net sales). This segment includes dry, granular slow-release lawn fertilizers, lawn fertilizer combined with lawn control products, herbicides, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils and other growing media products, and insecticide products. This segment includes, among others, our Spectracide, Garden Safe, Schultz, Vigoro, Sta-Green, Real-Kill and No-Pest brands.

  •
  Household (15.4% of first quarter 2003 net sales). This segment includes household insecticides and insect repellents that allow consumers to repel insects and maintain a pest-free household. This segment includes our Hot Shot, Cutter and Repel brands, as well as a number of private label and other products.

  •
  Contract (3.2% of first quarter 2003 net sales). This segment includes our non-core products and various compounds and chemicals such as cleaning solutions and other consumer products.

        The following table presents amounts and the percentages of net sales that items in the accompanying consolidated statements of operations constitute for the periods presented:

	Three Months Ended March 31,
	2003		2002
Net sales by segment:
Lawn and Garden	$145,614	81.4%	$110,385	80.9%
Household	27,567	15.4%	25,278	18.5%
Contract	5,631	3.2%	728	0.6%

Total net sales	178,812	100.0%	136,391	100.0%

Operating costs and expenses:
Cost of goods sold	108,755	60.8%	87,163	63.9%
Selling, general and administrative expenses	38,999	21.8%	27,239	20.0%

Total operating costs and expenses	147,754	82.6%	114,402	83.9%

Operating income (loss) by segment:
Lawn and Garden	24,473	13.7%	14,933	10.9%
Household	6,626	3.7%	7,044	5.2%
Contract	(41)	(0.0)%	13	0.0%

Total operating income	31,058	17.4%	21,990	16.1%

Interest expense, net	9,203	5.1%	8,512	6.2%

Income before income tax expense	21,855	12.3%	13,478	9.9%
Income tax expense, net	8,402	4.8%	3,315	2.4%

Net income	$13,453	7.5%	$10,163	7.5%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

        Net Sales.    Net sales represent gross sales less any applicable customer discounts from list price, customer returns and promotion expense through cooperative programs with retailers. Net sales increased $42.4 million, or 31.1%, to $178.8 million for the three months ended March 31, 2003 from $136.4 million for the three months ended March 31, 2002. The increase, primarily in our Lawn and Garden segment, as well as the change in our sales mix by segment, were primarily due to our expanded product lines resulting from our merger with Schultz in May 2002, which contributed $32.8 million to the increase in net sales, our acquisition of WPC Brands in December 2002, which contributed $3.0 million to the increase in net sales and an increase in net sales of specific product lines described further below. This increase was partially offset by a decline in charcoal sales of $3.0 million due to our cessation of charcoal distribution and an increase in promotion expense during the three months ended March 31, 2003.

        Net sales in the Lawn and Garden segment increased $35.2 million, or 31.9%, to $145.6 million for the three months ended March 31, 2003 from $110.4 million for the three months ended March 31, 2002. Net sales of this segment increased primarily due to our merger with Schultz and increased sales of our Spectracide products, partially offset by lower sales of various other products in the Lawn and Garden segment. Net sales in the Household segment increased $2.3 million, or 9.1%, to $27.6 million for the three months ended March 31, 2003 from $25.3 million for the three months ended March 31, 2002. Net sales of this segment increased primarily due to our acquisition of WPC Brands and increased sales of our Cutter products, offset slightly by lower sales of certain Hot Shot products. Net sales in the Contract segment increased $4.9 million to $5.6 million for the three months ended March 31, 2003 from $0.7 million for the three months ended March 31, 2002. Net sales of this segment increased primarily due to our merger with Schultz and acquisition of WPC Brands, which were partially offset by a decline in charcoal sales.

        Gross Profit.    Gross profit increased $20.9 million, or 42.5%, to $70.1 million for the three months ended March 31, 2003 from $49.2 million for the three months ended March 31, 2002. The increase in gross profit was primarily due to our merger with Schultz, coupled with favorable fertilizer manufacturing costs resulting from our purchase of certain fertilizer production assets from U.S. Fertilizer (formerly known as Pursell Industries, Inc.) in October 2002. The increase in gross profit was partially offset by $0.7 million in amortization of the purchase accounting inventory write-up related to the WPC Brands acquisition. As a percentage of net sales, gross profit increased to 39.2% for the three months ended March 31, 2003 from 36.1% for the three months ended March 31, 2002. The increase in gross profit as a percentage of net sales was primarily due to improved margins on fertilizer products, as described above, and our ability to achieve operational efficiencies from other strategic transactions in 2002.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses include all costs associated with the selling and distribution of product, product registrations and administrative functions such as finance, information systems and human resources. Selling, general and administrative expenses increased $11.9 million, or 43.8%, to $39.0 million for the three months ended March 31, 2003 from $27.2 million for the three months ended March 31, 2002. The increase was primarily due to increased operating expenses resulting from our merger with Schultz and acquisition of WPC Brands, non-manufacturing costs associated with fertilizer being produced internally rather than being purchased and an increase in advertising activities. As a percentage of net sales, selling, general and administrative expenses increased to 21.8% for the three months ended March 31, 2003 from 20.0% for the three months ended March 31, 2002. The increase was primarily due to additional selling, general and administrative expenses related to our acquisition of WPC Brands in December 2002 with a lesser corresponding increase in net sales.

        Operating Income.    Operating income increased $9.1 million, or 41.4%, to $31.1 million for the three months ended March 31, 2003 from $22.0 million for the three months ended March 31, 2002. The increase was due to the factors described above. As a percentage of net sales, operating income increased to 17.4% for the three months ended March 31, 2003 from 16.1% for the three months ended March 31, 2002. The increase was primarily in our Lawn and Garden segment due to additional sales of our fertilizer brands and our merger with Schultz, with a lesser corresponding increase in operating costs and expenses.

        Operating income in the Lawn and Garden segment increased $10.7 million, or 71.8%, to $25.6 million for the three months ended March 31, 2003 from $14.9 million for the three months ended March 31, 2002. Operating income of this segment increased primarily due to the addition of sales resulting from the Schultz merger and strong sales growth of our Spectracide products. These increases were partially offset by lower sales volume and margins of certain other products in the Lawn and Garden segment. Operating income in the Household segment decreased $0.4 million, or 5.9%, to $6.6 million for the three months ended March 31, 2003 from $7.0 million for the three months ended March 31, 2002. Operating income of this segment decreased primarily due to the amortization of the purchase accounting inventory write-up related to the WPC Brands acquisition which totaled $0.7 million. Operating loss in the Contract segment increased $1.2 million for the three months ended March 31, 2003 from operating income of less than $0.1 million for the three months ended March 31, 2002. Operating loss of this segment increased primarily due to increased operating costs, coupled with increased sales of certain lower margin products.

        Interest Expense, Net.    Interest expense, net, increased $0.7 million to $9.2 million for the three months ended March 31, 2003 from $8.5 million for the three months ended March 31, 2002. The increase in net interest expense was due to a $1.3 million write-off of deferred financing fees recorded in connection with our repayment of a portion of the obligations outstanding under our senior credit facility during the three months ended March 31, 2003 and an increase in our average debt outstanding during 2002, which resulted from additional borrowings under our senior credit facility to increase liquidity in February 2002, finance our merger with Schultz and finance the acquisition of WPC Brands. The increase was partially offset by a decline in our average variable borrowing rate of 2.16 percentage points to 6.68% for the three months ended March 31, 2003 from 8.84% for the three months ended March 31, 2002, resulting primarily from the effects of two unfavorable interest rate swaps terminated in 2002, a decrease of interest rates under the terms of our senior credit facility, a general decline in variable borrowing rates and $0.5 million of interest income recognized for payments received on the common stock subscription receivable from Bayer.

        Income Tax Expense.    Our effective income tax rate was 38% for the three months ended March 31, 2003 and 19% for the three months ended March 31, 2002. This increase is primarily the result of no adjustment being recorded to the valuation allowance during the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Liquidity and Capital Resources

        Our principal liquidity requirements are for working capital, capital expenditures and debt service under the senior credit facility and the senior subordinated notes.

        Operating Activities.    Operating activities used cash of $55.4 million for the three months ended March 31, 2003 compared to $53.1 million for the three months ended March 31, 2002. The increase in cash used in operations was primarily due to an increase in the change in accounts receivable of $32.2 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This increase was partially offset by an increase in the change in accounts payable and accrued expenses of $17.6 million, an increase in income tax expense of $5.1 million and an increase in net income of $3.3 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The seasonal nature of our operations generally requires cash to fund significant increases in working capital, primarily accounts receivable and inventories, during the first half of the year. Accounts receivable and accounts payable also build substantially in the first half of the year in line with increasing sales as the season begins. These balances liquidate over the latter part of the second half of the year as the lawn and garden season comes to a close.

        Investing Activities.    Investing activities used cash of $1.3 million for the three months ended March 31, 2003 compared to $0.9 million for the three months ended March 31, 2002. The increase in cash used in investing activities was the result of an increase in purchases of equipment and leasehold improvements for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

        Financing Activities.    Financing activities provided cash of $46.4 million for the three months ended March 31, 2003 compared to $54.0 million for the three months ended March 31, 2002. The decrease in cash from financing activities was primarily due to a decline in borrowings under our senior credit facility of $24.9 million and increased repayments on borrowings of $81.9 million, exclusive of cash overdrafts, partially offset by proceeds from the issuance of senior subordinated notes of $86.3 million.

        Historically, we have utilized internally generated funds, borrowings, and the issuance of equity to meet ongoing working capital and capital expenditure requirements. As a result of our recapitalization in 1999 and increased borrowings, we have significantly increased cash requirements for debt service relating to our senior subordinated notes and senior credit facility. We will rely on internally generated funds and, to the extent necessary, borrowings under our revolving credit facility to meet liquidity needs. Long-term debt, excluding current maturities and short-term borrowings, totaled $431.3 million as of March 31, 2003, $345.5 million as of March 31, 2002 and $391.5 million as of December 31, 2002. This debt was comprised of senior subordinated notes of $236.3 million as of March 31, 2003 and $150.0 million as of March 31, 2002 and December 31, 2002, and borrowings under our senior credit facility of $195.0 million as of March 31, 2003, $195.5 million as of March 31, 2002 and $241.5 million as of December 31, 2002. The weighted average rate on borrowings under our senior credit facility was 5.27% as of March 31, 2003, 6.04% as of March 31, 2002 and 5.34% as of December 31, 2002. The weighted average rate on the senior subordinated notes was 9.875% as of the end of each of these periods, resulting in a blended weighted average rate of 7.72% as of March 31, 2003, 7.44% as of March 31, 2002 and 7.03% as of December 31, 2002. The fair value of our total fixed-rate debt was $243.2 million as of March 31, 2003, $147.8 million as of March 31, 2002 and $151.5 million as of December 31, 2002. The fair value of variable-rate debt approximated the carrying value of $206.2 million as of March 31, 2003, $259.3 million as of March 31, 2002 and $250.7 million as of December 31, 2002. The fair values of fixed-rate debt and variable-rate debt are based on quoted market prices. As of March 31, 2003, we had unused availability of $77.7 million under our revolving credit facility.

        We believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet the anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments for at least the next two years. We are regularly engaged in acquisition discussions with a number of companies, although we have no definitive agreements at this time and we cannot guarantee that any acquisitions will be consummated. If we do consummate any acquisitions, it could be material to our business and require us to incur additional debt under our revolving credit facility or otherwise.

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

Investing Activities

        Sale of Non-Core Product Lines.    We are currently considering selling certain or all of the non-core product lines acquired in the acquisition of WPC Brands in December 2002. The product lines that may be sold include, among others, water purification tablets, first-aid kits and fish attractant products. Total assets and operating results associated with the product lines that may be sold are not significant to our consolidated financial position or results of operations.

        Capital Expenditures.    Capital expenditures relate primarily to the enhancement of our existing facilities, the construction of additional capacity for production and distribution and the development and implementation of our enterprise resource planning, or ERP, system. Cash used for capital expenditures was $1.3 million for the three months ended March 31, 2003 and $0.9 million for the three months ended March 31, 2002. The increase in capital expenditures in 2003 from 2002 is primarily related to additional costs recorded for the development of our ERP system.

Financing Activities

        Senior Credit Facility.    Our senior credit facility, as amended as of March 14, 2003, was provided by Bank of America, N.A. (formerly known as NationsBank, N.A.), Morgan Stanley Senior Funding, Inc. and Canadian Imperial Bank of Commerce and consists of (1) a $90.0 million revolving credit facility; (2) a $75.0 million term loan facility (Term Loan A); and (3) a $240.0 million term loan facility (Term Loan B). The revolving credit facility and Term Loan A mature on January 20, 2005 and Term Loan B matures on January 20, 2006. The revolving credit facility is subject to a clean-down period during which the aggregate amount outstanding under the revolving credit facility shall not exceed $10.0 million for 30 consecutive days during the period between August 1 and November 30 in each calendar year. Amounts outstanding under the revolving credit facility were $10.1 million as of March 31, 2003 and $58.4 as of March 31, 2002. As of December 31, 2002, the clean-down period had been completed and no amounts were outstanding under the revolving credit facility. There were no compensating balance requirements during each of the periods presented.

        On March 14, 2003, the senior credit facility was amended to permit the offering of 9 7/8% Series C senior subordinated notes due 2009 (the Series C Notes) and 9 7/8% Series D senior subordinated notes due 2009 (the Series D Notes). We intend to offer the Series D Notes in 2003 in exchange for outstanding Series B Notes and Series C Notes. This amendment did not change any existing covenants of the senior credit facility.

        The principal amount of Term Loan A was to be repaid in 24 consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2005. However, in connection with the issuance of the Series C Notes, as described below, we used a portion of the proceeds to repay the outstanding balance under Term Loan A. The principal amount of Term Loan B is to be repaid in 28 consecutive quarterly installments commencing June 30, 1999 with a final installment due January 20, 2006. We used a portion of the proceeds from the issuance of the Series C Notes to repay $25.9 million of the outstanding balance under Term Loan B.

        The senior credit facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative covenants place restrictions on, among other things, levels of investments, indebtedness, insurance, capital expenditures and dividend payments. The financial covenants require the maintenance of certain financial ratios at defined levels. As of and during the three months ended March 31, 2003 and 2002 and the year ended December 31, 2002, we were in compliance with all covenants. While we do not anticipate an event of non-compliance in the foreseeable future, the effect of non-compliance would require us to request a waiver or an amendment to the senior credit facility. Amending the senior credit facility could result in changes to our borrowing capacity or its effective interest rates. Under the agreements, interest rates on the revolving credit facility, Term Loan A and Term Loan B range from 1.50% to 4.00% above LIBOR, depending on certain financial ratios. LIBOR was 1.29% as of March 31, 2003, 2.03% as of March 31, 2002 and 1.38% as of December 31, 2002. Unused commitments under the revolving credit facility are subject to a 0.5% annual commitment fee. The interest rate of Term Loan A was 5.41% as of March 31, 2002 and 4.67% as of December 31, 2002. The interest rate of Term Loan B was 5.31% as of March 31, 2003, 5.91% as of March 31, 2002 and 5.42% as of December 31, 2002.

        The senior credit facility may be prepaid in whole or in part at any time without premium or penalty. During the three months ended March 31, 2003, we made principal payments of $28.3 million to fully repay Term Loan A and $25.9 million on Term Loan B, both of which represent optional principal prepayments. In connection with these prepayments, we recorded a write-off of $1.3 million of previously deferred financing fees which is reflected in interest expense in the accompanying consolidated statements of operations for the three months ended March 31, 2003. For the year ended December 31, 2002, we made principal payments of $11.0 million on Term Loan A and $2.0 million on Term Loan B, which included optional principal prepayments of $6.3 million on Term Loan A and $1.1 million on Term Loan B. The optional prepayments in the three months ended March 31, 2002 were made to remain two quarterly payments ahead of the regular payment schedule. Under the senior credit facility agreement, each prepayment may be applied to the next principal repayment installments. We remain two principal payments ahead of schedule on Term Loan B and intend to pay a full year of principal installments in 2003 in accordance with the terms of the senior credit facility.

        The carrying amount of our obligations under the senior credit facility approximates fair value because the interest rates are based on floating interest rates identified by reference to market rates.

        9 7/8% Series C Senior Subordinated Notes.    In March 2003, we issued in a private placement $85.0 million in aggregate principal amount of 9 7/8% Series C senior subordinated notes due April 1, 2009 (the Series C Notes). Gross proceeds from the issuance were $86.3 million and included a premium of $1.3 million which is being amortized over the term of the Series C Notes using the effective interest method. Interest on the Series C Notes accrues at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1. Net proceeds of $84.1 million were used to repay $30.0 million of the revolving credit facility, fully repay $28.3 million outstanding under Term Loan A and repay $25.9 million outstanding under Term Loan B. The Series C Notes were issued with terms substantially similar to the Series B Notes. In connection with the issuance of the Series C Notes, we recorded $2.2 million of deferred financing fees which are being amortized over the term of the Series C Notes. As of March 31, 2003, $85.0 million of the Series C Notes were outstanding.

        9 7/8% Series B Senior Subordinated Notes.    In November 1999, we issued $150.0 million in aggregate principal amount of 9 7/8% Series B senior subordinated notes due April 1, 2009 (the Series B Notes and, collectively with the Series C Notes, the senior subordinated notes). Interest accrues on the Series B Notes at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1.

        Our indentures governing the senior subordinated notes contain a number of significant covenants that could adversely impact our business. In particular, the indentures limit our ability to:

  •
  incur more debt;

  •
  pay dividends or make other distributions;

  •
  issue stock of subsidiaries;

  •
  make investments;

  •
  repurchase stock;

  •
  create subsidiaries;

  •
  create liens;

  •
  enter into transactions with affiliates;

  •
  enter into sale and leaseback transactions;

  •
  merge or consolidate; and

  •
  transfer and sell assets.

        Furthermore, in accordance with the indentures governing the senior subordinated notes, the senior subordinated notes are unconditionally and jointly and severally guaranteed by our subsidiaries, which are 100% owned by us. The indentures also require us to maintain specified financial ratios and meet certain financial tests. The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of the debt under the applicable agreements. Any default under our indentures governing the senior subordinated notes might adversely affect our growth, financial condition and results of operations and the ability to make payments on the senior subordinated notes or meet other obligations.

        The fair value of the Series C Notes was $88.0 million March 31, 2003, based on their quoted market price on such date. The fair value of the Series B Notes was $155.3 million and $147.8 million as of March 31, 2003 and 2002 and $151.5 million as of December 31, 2002, based on their quoted market price on such dates. Our senior subordinated notes are unconditionally and jointly and severally guaranteed by all of our existing subsidiaries.

        We are in the process of registering the Series D Notes, with terms substantially similar to the Series B Notes and the Series C Notes, with the U.S. Securities Exchange Commission. As soon as practicable after the registration statement becomes effective, we intend to offer to exchange our Series D Notes for up to 100% of our Series B Notes and Series C Notes.

        Contractual Cash Obligations.    The following table presents the aggregate amount of future cash outflows of our contractual cash obligations as of March 31, 2003, excluding amounts due for interest on outstanding indebtedness (dollars in thousands):

	Obligations due in:
Contractual Cash Obligations	Total	Less Than 1 Year(1)	1-3 Years	4-5 Years	After 5 Years
Senior credit facility	$206,169	$10,608	$195,561	$—	$—
Senior subordinated notes	235,000	—	—	—	235,000
Capital lease	4,151	392	3,759	—	—
Operating leases	62,989	6,654	21,566	10,801	23,968
Tolling agreement with Pursell(2)	38,319	6,409	25,528	6,382	—
Urea hedging agreements(3)	685	685	—	—	—
Services agreements(4)	4,663	563	2,600	1,500	—

Total contractual cash obligations	$551,976	$25,311	$249,014	$18,683	$258,968

(1)
Represents amounts due during the remainder of 2003. Amounts due beyond 2003 represent full calendar year obligations.

(2)
Represents fixed monthly payments of $0.7 million through September 30, 2007 for the purchase of fertilizer products from Pursell.

(3)
Represents commitments under derivative hedging agreements maturing monthly through April 2003 relating to the purchase of granular urea.

(4)
Includes monthly payments of $62,500 for management and other consulting services provided by affiliates of Thomas H. Lee Partners, L.P., which owns UIC Holdings, L.L.C., our majority owner. The associated professional services agreement automatically extends for successive one-year periods beginning January 20 of each year, unless notice is given as provided in the agreement. Also includes $0.4 million due in 2004 pursuant to a consulting agreement.

        We lease several of our operating facilities from Rex Realty, Inc., a company owned by stockholders and operated by a former executive and past member of our Board of Directors. The operating leases expire at various dates through December 31, 2010. We have options to terminate the leases on an annual basis by giving advance notice of at least one year. We lease a portion of our operating facilities from the same company under a sublease agreement expiring on December 31, 2005 with minimum annual rentals of $0.7 million. We have two five-year options to renew this lease, beginning January 1, 2006.

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

        Guarantees and Off-Balance Sheet Risk.    In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk, such as standby letters of credit and indemnifications, which are not reflected in the accompanying consolidated balance sheets. We had $2.2 million at March 31, 2003, $1.3 million at March 31, 2002 and $1.9 million at December 31, 2002, in standby letters of credit pledged as collateral to support the lease of our primary distribution facility in St. Louis, a United States customs bond, certain product purchases, various workers' compensation obligations and the aircraft. These agreements mature at various dates through May 2004 and may be renewed as circumstances warrant. Such financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In our past experience, no claims have been made against these financial instruments nor do we expect any losses to result from them. As a result, we determined the fair value of such instruments to be zero and have not recorded any related amounts in our consolidated financial statements.

        We are the lessee under a number of equipment and property leases. It is common in such commercial lease transactions for us to agree to indemnify the lessor for the value of the property or equipment leased should it be damaged during the course of our operations. We expect that any losses that may occur with respect to the leased property would be covered by insurance, subject to deductible amounts. As a result, we determined the fair value of such instruments to be zero and have not recorded any related amounts in our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Raw Material Prices

        In the normal course of business, we are exposed to fluctuations in raw materials prices. We have established policies and procedures that govern the management of this exposure through the use of derivative hedging instruments, including swap agreements. Our objective in managing our exposure to such fluctuations is to decrease the volatility of earnings and cash flows associated with changes in certain raw materials prices. To achieve this objective, we periodically enter into swap agreements with values that change in the opposite direction of anticipated cash flows. Derivative instruments related to forecasted transactions are considered to hedge future cash flows, and the effective portion of any gains or losses is included in accumulated other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized currently in earnings.

        As of March 31, 2003, with nearly 60% of our annual urea purchases completed, we had hedged 6%, and had purchase agreements to effectively fix an additional 4%, of our remaining 2003 urea purchases. The contract price of our derivative hedging instruments as of March 31, 2003, intended to fix the price of forecasted urea prices through April 2003, was $137 per ton. The average purchase price of our purchase agreements as of March 31, 2003 was approximately $200 per ton. While we expect these instruments and agreements to manage our exposure to such price fluctuations, no assurance can be provided that the instruments will be effective in fully mitigating exposure to these risks, nor can assurance be provided that we will be successful in passing on pricing increases to our customers.

        We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting treatment. The cash flows of the derivative instruments are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. Changes in the fair value of agreements designated as derivative hedging instruments are reported as either an asset or liability in the accompanying consolidated balance sheets with the associated unrealized gains or losses reflected in accumulated other comprehensive income. As of March 31, 2003 and December 31, 2002, an unrealized gain of $0.4 million and an unrealized loss of less than $0.1 million, respectively, related to derivative instruments designated as cash flow hedges were recorded in accumulated other comprehensive income. The amounts in accumulated other comprehensive income are subsequently reclassified into cost of goods sold in the same period in which the underlying hedged transactions affect earnings.

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

        As of March 31, 2003, one derivative hedging agreement contract was outstanding, which matured on April 24, 2003, for 5,000 tons of urea with a contract price of $137 per ton. The contract value upon the effective contract date was $0.7 million while the contract value at March 31, 2003 was $0.9 million resulting in a gain recorded in accumulated other comprehensive income of $0.2 million as of March 31, 2003.

        For the three months ended March 31, 2003, we reclassified $0.2 million from accumulated other comprehensive income into cost of goods sold representing a gain on raw materials derivative hedging instruments. No such amounts were recorded during the three months ended March 31, 2002 or year ended December 31, 2002.

Interest Rates

        We are exposed to various market risks, including fluctuations in interest rates. As such, our policy is to manage interest costs using a mix of fixed and variable rate debt. To achieve this objective, we periodically enter into swap agreements with values that change in the opposite direction of anticipated cash flows. As of March 31, 2003, we did not hold any interest rate agreements.

        Long-term debt, excluding current maturities and short-term borrowings, totaled $431.3 million as of March 31, 2003, $345.5 million as of March 31, 2002 and $391.5 million as of December 31, 2002. This debt was comprised of senior subordinated notes of $236.3 million as of March 31, 2003 and $150.0 million as of March 31, 2002 and December 31, 2002, and borrowings under our senior credit facility of $195.0 million as of March 31, 2003, $195.5 million as of March 31, 2002 and $241.5 million as of December 31, 2002. The weighted average rate on borrowings under our senior credit facility was 5.27% as of March 31, 2003, 6.04% as of March 31, 2002 and 5.34% as of December 31, 2002. The weighted average rate on the senior subordinated notes was 9.875% as of the end of each of these periods, resulting in a blended weighted average rate of 7.72% as of March 31, 2003, 7.44% as of March 31, 2002 and 7.03% as of December 31, 2002. The fair value of our total fixed-rate debt was $243.2 million as of March 31, 2003, $147.8 million as of March 31, 2002 and $151.5 million as of December 31, 2002. The fair value of variable-rate debt approximated the carrying value of $206.2 million as of March 31, 2003, $259.3 million as of March 31, 2002 and $250.7 million as of December 31, 2002. The fair values of fixed-rate debt and variable-rate debt are based on quoted market prices.

        The following table summarizes information about our debt instruments that are sensitive to changes in interest rates as of March 31, 2003. The table presents future principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at March 31, 2003 (dollars in thousands):

Description	Remainder of 2003	2004	2005	2006	2007	There- After	Total	Fair Value
Long-term debt:
Fixed rate debt	$—	$—	$—	$—	$—	$236,275	$236,275	$244,545
Average interest rate	—	—	—	—	—	9.875%	9.875%
Variable rate debt	$10,608	$2,033	$145,273	$48,255	$—	$—	$206,169	$206,169
Average interest rate	5.39%	5.88%	6.42%	6.86%	—	—

Exchange Rates

        International sales during the three months ended March 31, 2003 and 2002 and the year ended December 31, 2002 comprised less than 1% of total net sales. We do not use derivative instruments to hedge foreign currency exposures as substantially all of our foreign currency transactions are denominated in U.S. dollars.

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

Internal Controls

        Since 2001, we have been in the process of developing an enterprise resource planning, or ERP, system on a company wide basis. As we believe is the case in most system changes, the development and eventual implementation of these systems has necessitated changes in operating policies and procedures and the related internal controls and their method of application. We believe that throughout this process, we have maintained internal control systems that are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, and which produce adequate records for preparation of financial information.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

        The exhibit index is on page 42.

(b)
Reports on Form 8-K

        On February 14, 2003, we filed a current report on Form 8-K under Item 9 to announce our earnings for the fourth quarter and year ended December 31, 2002.

        On March 20, 2003, we filed a current report on Form 8-K under Item 5 to announce that we were proposing to offer a private placement of $75,000,000 aggregate principal amount of 9 7/8% Series C Senior Subordinated Notes due 2009.

        On March 27, 2003, we filed a current report on Form 8-K under Item 5 to announce our closing of the private placement of $85,000,000 aggregate principal amount of 9 7/8% Series C Senior Subordinated Notes due 2009. We previously announced that we were offering $75,000,000 aggregate principal amount of such notes.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, United Industries Corporation has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INDUSTRIES CORPORATION, registrant
Dated: May 15, 2003	By:	/s/ DANIEL J. JOHNSTON
		Name:	Daniel J. Johnston
		Title:	Executive Vice President and Chief Financial Officer Director (Principal Financial Officer and Principal Accounting Officer)

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

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	By:	/s/ ROBERT L. CAULK Robert L. Caulk President and Chief Executive Officer

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

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	By:	/s/ DANIEL J. JOHNSTON Daniel J. Johnston Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002