Form 10-Q
period 2003-06-30
UNITED INDUSTRIES CORP
filed 2003-08-12
CIK 1083200

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒.

        As of August 1, 2003, the registrant had 33,202,731 Class A voting and 33,202,731 Class B nonvoting shares of common stock outstanding and 37,600 Class A nonvoting shares of preferred stock outstanding.

UNITED INDUSTRIES CORPORATION
QUARTERLY REPORT ON FORM 10-Q
PERIOD ENDED JUNE 30, 2003

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

        Our actual results could differ significantly from the results discussed in any forward-looking statements contained in this Quarterly Report. Factors that could cause or contribute to such differences include, without limitation, the following:

  •
  general economic and business conditions;

  •
  the loss or bankruptcy of major customers, suppliers or parties with whom we have a strategic relationship;

  •
  the loss of a significant amount of products purchased by major customers;

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

  •
  availability, terms and deployment of capital resources; and

  •
  the other risks described in our filings with the SEC, including our Annual Report on Form 10-K.

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

Item 1. Financial Statements

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	June 30,
			December 31, 2002
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$10,823	$717	$10,318
Accounts receivable, less reserves of $4,941 and $4,999 at June 30, 2003 and 2002, respectively, and $3,171 at December 31, 2002	126,026	115,851	23,321
Inventories	77,703	49,636	87,762
Prepaid expenses and other current assets	8,470	6,668	11,350

Total current assets	223,022	172,872	132,751

Equipment and leasehold improvements, net	32,878	29,151	34,218
Deferred tax asset	84,953	99,510	105,141
Goodwill and intangible assets, net	98,277	82,118	100,868
Other assets, net	11,863	13,661	13,025

Total assets	$450,993	$397,312	$386,003

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt and capital lease obligation	$1,434	$7,790	$9,665
Accounts payable	41,092	43,076	27,063
Accrued expenses	56,984	49,724	45,221

Total current liabilities	99,510	100,590	81,949

Long-term debt, net of current maturities	408,071	375,778	391,493
Capital lease obligation, net of current maturities	3,483	4,004	3,778
Other liabilities	3,231	2,188	5,019

Total liabilities	514,295	482,560	482,239

Commitments and contingencies
Stockholders' deficit:
Preferred stock (37,600 shares of $0.01 par value Class A issued and outstanding, 40,000 shares authorized)	—	—	—
Common stock (33.2 million shares each of $0.01 par value Class A and Class B issued and outstanding, 43.6 million shares of each authorized at June 30, 2003; 33.1 million shares of each issued and outstanding and 37.6 million shares of each authorized at June 30, 2002; 33.1 million shares of each issued and outstanding and 43.6 million shares of each authorized at December 31, 2002)	665	664	664
Treasury stock	(96)	—	—
Warrants and options	11,745	11,745	11,745
Additional paid-in capital	210,806	207,088	210,480
Accumulated deficit	(256,448)	(272,934)	(287,592)
Common stock subscription receivable	(24,177)	(26,071)	(25,761)
Common stock repurchase option	(2,636)	(2,636)	(2,636)
Common stock held in grantor trust	(2,847)	(2,700)	(2,700)
Loans to executive officer	(324)	(404)	(404)
Accumulated other comprehensive income (loss)	10	—	(32)

Total stockholders' deficit	(63,302)	(85,248)	(96,236)

Total liabilities and stockholders' deficit	$450,993	$397,312	$386,003

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales before promotion expense	$222,228	$210,829	$415,961	$360,020
Promotion expense	16,225	15,693	31,146	28,493

Net sales	206,003	195,136	384,815	331,527

Operating costs and expenses:
Cost of goods sold	123,797	122,311	232,552	209,474
Selling, general and administrative expenses	37,905	32,337	76,904	59,576

Total operating costs and expenses	161,702	154,648	309,456	269,050

Operating income	44,301	40,488	75,359	62,477
Interest expense, net	9,817	8,693	19,020	17,205

Income before income tax expense	34,484	31,795	56,339	45,272
Income tax expense	13,123	5,375	21,525	8,690

Net income	$21,361	$26,420	$34,814	$36,582

Preferred stock dividends	1,863	1,635	3,670	3,468

Net income available to common stockholders	$19,498	$24,785	$31,144	$33,114

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:
Net income	$21,361	$26,420	$34,814	$36,582
Other comprehensive income, net of tax:
Gain on interest rate swaps	—	161	—	415
Gain (loss) on derivative hedging instruments	(18)	—	784	—

Comprehensive income	$21,343	$26,581	$35,598	$36,997

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$34,814	$36,582
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Depreciation and amortization	5,936	5,100
Amortization and write-off of deferred financing fees	3,663	1,485
Deferred income tax expense	20,188	8,690
Changes in operating assets and liabilities:
Accounts receivable	(104,296)	(67,637)
Inventories	7,488	12,477
Prepaid expenses and other current assets	2,878	853
Other assets	(3,353)	515
Accounts payable	14,413	10,333
Accrued expenses	3,270	8,848
Facilities and organizational rationalization charge	(596)	—
Other operating activities, net	1,678	(647)

Net cash flows from (used in) operating activities	(13,917)	16,599

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,425)	(1,859)
Payments for Schultz merger, net of cash acquired	—	(37,550)
Proceeds from sale of WPC product lines	4,204	—

Net cash flows from (used in) investing activities	779	(39,409)

Cash flows from financing activities:
Proceeds from issuance of senior subordinated notes	86,275	—
Proceeds from additional term debt	—	65,000
Proceeds from borrowings on revolver	40,000	—
Proceeds from issuance of common stock	84	18,750
Payments received for common stock subscription receivable	2,049	—
Payments received on loans to executive officer	80	—
Repayment of borrowings on revolver and other debt	(118,354)	(49,858)
Payments for debt issuance costs	(2,924)	(3,239)
Change in cash overdrafts	6,433	(7,126)

Net cash flows from financing activities	13,643	23,527

Net increase in cash and cash equivalents	505	717
Cash and cash equivalents, beginning of period	10,318	—

Cash and cash equivalents, end of period	$10,823	$717

Noncash financing activities:
Preferred stock dividends accrued	$3,670	$3,468

Common stock issued related to Schultz merger	$—	$6,000

Common stock issued related to Bayer agreements	$—	$30,720

Debt assumed in Schultz merger	$—	$20,662

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

        As described further in Note 12, the Company's operations are divided into three business segments: Lawn and Garden, Household and Contract. The Company's lawn and garden brands include, among others, Spectracide®, Garden Safe®, Real-Kill® and No-Pest® in the controls category, as well as Sta-Green®, Vigoro®, Schultz® and Bandini® brands in the lawn and garden fertilizer and growing media categories. The Company's household brands include, among others, Hot Shot®, Cutter® and Repel®. The Contract segment represents non-core products and includes various compounds and chemicals such as, among others, cleaning solutions and automotive products.

        The accompanying consolidated financial statements include the accounts and balances of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this report. As such, this report should be read in conjunction with the consolidated financial statements and accompanying notes in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. Certain amounts in the 2002 consolidated financial statements included herein have been reclassified to conform with the 2003 presentation, including the reclassification of cash overdrafts from operating activities to financing activities in the accompanying consolidated statements of cash flows for the six months ended June 30, 2002.

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

Note 2—Stock-Based Compensation

        The Company accounts for stock options issued to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and applies the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25 and related interpretations, compensation expense is recognized using the intrinsic value method for the difference between the exercise price of the options and the estimated fair value of the Company's common stock on the date of grant.

        SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the Company determined stock-based compensation expense using the fair value method. The following table presents net income, as reported, stock-based compensation included therein, stock-based compensation expense that would have been recorded using the fair value method and pro forma net income that would have been reported had the fair value method been applied:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$21,361	$26,420	$34,814	$36,582
Stock-based compensation expense included in net income, as reported, net of tax	—	—	—	—
Stock-based compensation expense using the fair value method, net of tax	368	369	720	738
Pro forma net income	20,993	26,051	34,094	35,844

        During the six months ended June 30, 2003, 90,000 stock options were exercised at a price of $2.00 per share (not in thousands). In connection with this transaction, the related stockholder surrendered 9,569 shares each of Class A and Class B common stock to the Company, valued at $0.1 million in the aggregate, to satisfy income tax withholding requirements. The Company recorded the transaction as treasury stock which is presented as a reduction of stockholders' equity in the accompanying consolidated balance sheet as of June 30, 2003.

Note 3—Inventories

        Inventories consist of the following:

	June 30,
			December 31, 2002
	2003	2002
Raw materials	$29,554	$17,538	$27,853
Finished goods	54,546	36,661	65,750
Allowance for obsolete and slow-moving inventory	(6,397)	(4,563)	(5,841)

Total inventories, net	$77,703	$49,636	$87,762

Note 4—Equipment and Leasehold Improvements

        Equipment and leasehold improvements consist of the following:

	June 30,
			December 31, 2002
	2003	2002
Machinery and equipment	$37,886	$36,853	$39,609
Office furniture, equipment and capitalized software	24,015	18,847	26,299
Transportation equipment	5,998	6,284	6,313
Leasehold improvements	2,815	7,521	9,512
Land and buildings	—	—	1,099

	70,714	69,505	82,832
Accumulated depreciation and amortization	(37,836)	(40,354)	(48,614)

Total equipment and leasehold improvements, net	$32,878	$29,151	$34,218

        During the first quarter of 2003, the Company recorded a write-off of leasehold improvements related to leased office space exited in 2003 and disposed of certain equipment related to a manufacturing facility previously closed during 2002 with an aggregate gross historical cost of $10.3 million. No gain or loss was recognized in connection with the write-off and disposal as the assets were fully depreciated.

        For the three months ended June 30, 2003 and 2002 and the year ended December 31, 2002, depreciation expense was $1.6 million, $2.2 million and $7.3 million, respectively. For the six months ended June 30, 2003 and 2002, depreciation expense was $3.4 million and $4.4 million, respectively. As of June 30, 2003 and 2002 and December 31, 2002, the cost of the aircraft held under capital lease was $5.3 million and related accumulated amortization was $3.8 million, $2.5 million, and $3.2 million, respectively.

Note 5—Goodwill and Intangible Assets

        Goodwill and intangible assets consist of the following:

		June 30, 2003			June 30, 2002			December 31, 2002
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Trade names	40	$64,351	$(2,494)	$61,857	$52,994	$(1,113)	$51,881	$64,025	$(1,918)	$62,107
Customer relationships	5	24,897	(2,495)	22,402	—	—	—	—	—	—
Supply agreement	4	5,694	(1,033)	4,661	5,694	—	5,694	5,694	(894)	4,800
Other intangible assets	25	601	(83)	518	—	—	—	5,401	(52)	5,349

Total intangible assets		$95,543	$(6,105)	89,438	$58,688	$(1,113)	57,575	$75,120	$(2,864)	72,256

Goodwill				8,839			24,543			28,612

Total goodwill and intangible assets, net				$98,277			$82,118			$100,868

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separately from goodwill. SFAS No. 142, among other things, eliminates the amortization of goodwill and indefinite-lived intangible assets and requires them to be tested for impairment at least annually. During 2002, both at adoption and at the end of the year, the Company performed an impairment analysis of its goodwill. No impairment charges resulted from these analyses. Prospectively, the Company tests goodwill for impairment annually, or more frequently as warranted by events or changes in circumstances. During the year ended December 31, 2002, after giving effect to the purchase price reallocation described below, goodwill in the amount of $3.3 million was recorded in connection with acquisitions. No amounts were recorded for goodwill during the three or six months ended June 30, 2003.

        Intangible assets include trade names, customer relationships and other intangible assets, which are valued at acquisition through independent appraisals, where material, or using other valuation methods. Intangible assets are amortized using the straight-line method over periods ranging from 4 to 40 years. The useful lives of intangible assets were not revised as a result of the adoption of SFAS No. 142.

        During the first quarter of 2003, the Company obtained the final report of an independent third party valuation firm of the assets acquired and liabilities assumed in its merger with Schultz Company (Schultz) in May 2002. The valuation report indicated the full value of the purchase price should be allocated to trade names, customer relationships and other identifiable intangible assets obtained in the merger with no value ascribed to goodwill. As a result, the Company reclassified $19.8 million from goodwill and $4.8 million from other intangible assets to customer relationships and is amortizing the customer relationships intangible asset using the straight-line method over the remaining useful life, four years. In addition, during the second quarter of 2003, the Company recorded a write-off of $0.7 million for inventory acquired in the merger with Schultz that has since been determined to be excessive. The write-off was recorded as an adjustment to the allocation of purchase price to intangible assets. The following table presents the reclassification and reallocation described:

					Goodwill by Segment
	Trade Names	Customer Relationships	Supply Agreement	Other Intangible Assets	Lawn & Garden	House- hold	Contract	Total
Goodwill and intangible assets at December 31, 2002	$64,025	$—	$5,694	$5,401	$21,146	$6,496	$970	$103,732
Purchase price reclassification and reallocation	326	24,897	—	(4,800)	(15,021)	(3,970)	(782)	650

Goodwill and intangible assets at June 30, 2003	64,351	24,897	5,694	601	$6,125	$2,526	$188	104,382

Accumulated amortization	(2,494)	(2,495)	(1,033)	(83)				(6,105)

Goodwill and intangible assets, net at June 30, 2003	$61,857	$22,402	$4,661	$518				$98,277

        During May 2003, the Company consummated the sale of all of the non-core product lines acquired in its acquisition of WPC Brands, Inc. (WPC Brands) in December 2002. The product lines sold include, among others, water purification tablets, first-aid kits and fish attractant products. Total assets and operating results associated with the product lines sold were not significant to the Company's consolidated financial position or results of operations. No gain or loss was recorded as the sale price was approximately equal to the net book value of the assets and liabilities sold. In addition, the Company is currently in the process of obtaining an independent third party valuation of the assets acquired and liabilities assumed in the acquisition, taking into account the subsequent sale of the non-core product lines, and expects to have the final valuation report in August 2003.

        For the three months ended June 30, 2003 and 2002 and the year ended December 31, 2002, aggregate amortization expense related to intangible assets was $2.1 million, $0.5 million and $2.9 million, respectively. For the six months ended June 30, 2003 and 2002, aggregate amortization expense related to intangible assets was $2.5 million and $0.6 million, respectively.

Note 6—Other Assets

        Other assets consist of the following:

	June 30,
			December 31, 2002
	2003	2002
Deferred financing fees	$23,542	$21,306	$22,432
Accumulated amortization	(13,063)	(8,587)	(10,382)

Deferred financing fees, net	10,479	12,719	12,050

Other	1,384	942	975

Total other assets, net	$11,863	$13,661	$13,025

        In connection with its issuance of 9 7/8% Series C senior subordinated notes in March 2003 (see Note 9), the Company recorded $2.2 million of deferred financing fees which are being amortized over the term of the notes through April 1, 2009. In connection with the repayment of a portion of its outstanding obligations under the Senior Credit Facility in March 2003, using proceeds from the issuance of such notes, the Company recorded a write-off of $1.3 million of previously deferred financing fees. In connection with the prepayment of $23.3 million on Term Loan B in June 2003, the Company recorded a write-off of $0.3 million of previously deferred financing fees. Both of these charges are reflected in interest expense in the accompanying consolidated statement of operations for the six months ended June 30, 2003.

Note 7—Accrued Expenses

        Accrued expenses consist of the following:

	June 30,
			December 31, 2002
	2003	2002
Advertising and promotions	$26,023	$24,930	$16,401
Facilities rationalization	513	3,153	1,563
Interest	6,897	3,986	3,777
Cash overdrafts	—	—	1,506
Noncompete agreement	350	1,625	1,770
Preferred stock dividends	13,128	5,760	9,492
Salaries and benefits	4,491	3,188	4,357
Severance costs	545	892	869
Freight	1,874	1,958	441
Other	3,163	4,232	5,045

Total accrued expenses	$56,984	$49,724	$45,221

Note 8—Charge for Facilities and Organization Rationalization

        During the fourth quarter of 2001, the Company recorded a charge of $8.5 million, which included $5.6 million related to facilities and organizational rationalization which primarily affected the Company's Lawn and Garden segment results, $2.7 million of inventory obsolescence recorded in cost of goods sold and $0.2 million of various costs recorded in selling, general and administrative expenses. In connection therewith, 85 employees were terminated and provided severance benefits. Approximately $3.5 million of costs associated with the facilities and organizational rationalization, which related primarily to facility exit costs and resultant duplicate rent payments in 2002, were incurred by December 31, 2002. Amounts remaining in the facilities and organizational rationalization accrual as of June 30, 2003 and charged against the accrual during the six months ended June 30, 2003 primarily represent costs associated with the restoration of leased facilities to their original condition, duplicate rent payments and severance costs which will be incurred by the end of 2003.

        The following table presents amounts charged against the facilities and organizational rationalization accrual:

	Facilities Rationalization	Severance Costs	Total Costs
Balance at December 31, 2002	$1,563	$379	$1,942
Charges against the accrual	(1,050)	(202)	(1,252)

Balance at June 30, 2003	$513	$177	$690

Note 9—Long-term Debt

        Long-term debt, excluding capital lease obligation, consists of the following:

	June 30, 2003
			December 31, 2002
	2003	2002
Senior Credit Facility:
Term Loan A	$—	$34,593	$28,250
Term Loan B	172,767	198,553	222,465
Revolving Credit Facility	—	—	—
9 7/8% Series B Senior Subordinated Notes	150,000	150,000	150,000
9 7/8% Series C Senior Subordinated Notes, including unamortized premium of $1.2 million	86,202	—	—

	408,969	383,146	400,715
Less current maturities and short-term borrowings	(898)	(7,368)	(9,222)

Total long-term debt, net of current maturities	$408,071	$375,778	$391,493

Senior Credit Facility

        The Senior Credit Facility, as amended as of March 14, 2003, is provided by Bank of America, N.A., Morgan Stanley Senior Funding, Inc. and Canadian Imperial Bank of Commerce and consists of (1) a $90.0 million revolving credit facility (the Revolving Credit Facility); (2) a $75.0 million term loan facility (Term Loan A); and (3) a $240.0 million term loan facility (Term Loan B). The Revolving Credit Facility and Term Loan A mature on January 20, 2005 and Term Loan B matures on January 20, 2006. The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the Revolving Credit Facility shall not exceed $10.0 million for 30 consecutive days during the period between August 1 and November 30 in each calendar year. As of June 30, 2003 and 2002, there were no amounts outstanding under the Revolving Credit Facility. As of December 31, 2002, the clean-down period had been completed and no amounts were outstanding under the Revolving Credit Facility. There were no compensating balance requirements during each of the periods presented.

        The amendment to the Senior Credit Facility dated March 14, 2003 permits the issuance of 9 7/8% Series C senior subordinated notes due 2009 (the Series C Notes) and 9 7/8% Series D senior subordinated notes due 2009 (the Series D Notes). The Company issued the Series C Notes in March 2003 and offered the Series D Notes in June and July 2003 in exchange for outstanding Series B Notes and Series C Notes. This amendment did not change any other existing covenants of the Senior Credit Facility.

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

        The Senior Credit Facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative covenants place restrictions on, among other things, levels of investments, indebtedness, insurance, capital expenditures and dividend payments. The financial covenants require the maintenance of certain financial ratios at defined levels. As of and during the six months ended June 30, 2003 and 2002 and the year ended December 31, 2002, the Company was in compliance with all covenants. While the Company does not anticipate an event of non-compliance in the foreseeable future, the effect of non-compliance would require the Company to request a waiver or an amendment to the Senior Credit Facility. Amending the Senior Credit Facility could result in changes to the Company's borrowing capacity or its effective interest rates. Under the agreements, interest rates on the Revolving Credit Facility, Term Loan A and Term Loan B range from 1.50% to 4.00% above LIBOR, depending on certain financial ratios. LIBOR was 1.12% as of June 30, 2003, 1.86% as of June 30, 2002 and 1.38% as of December 31, 2002. Unused commitments under the Revolving Credit Facility are subject to a 0.5% annual commitment fee. The interest rate of Term Loan A was 4.67% as of December 31, 2002. The interest rate of Term Loan B was 5.32% and 5.86% as of June 30, 2003 and 2002, respectively, and 5.42% as of December 31, 2002.

        The Senior Credit Facility may be prepaid in whole or in part at any time without premium or penalty. During the six months ended June 30, 2003, the Company made principal payments of $28.3 million to fully repay Term Loan A and $49.2 million on Term Loan B, which represent optional principal prepayments. In connection with these prepayments, the Company recorded write-offs totaling $1.6 million in previously deferred financing fees which are reflected in interest expense in the accompanying consolidated statement of operations for the six months ended June 30, 2003. For the year ended December 31, 2002, the Company made principal payments of $11.0 million on Term Loan A and $2.0 million on Term Loan B, which included optional principal prepayments of $6.3 million on Term Loan A and $1.1 million on Term Loan B. The optional prepayments in the six months ended June 30, 2002 were made to remain several quarterly payments ahead of the regular payment schedule. Under the Senior Credit Facility, each prepayment may be applied to the next principal repayment installments. The Company remains several principal payments ahead of schedule on Term Loan B and intends to pay a full year of principal installments in 2003 in accordance with the terms of the Senior Credit Facility.

        The carrying amount of the Company's obligations under the Senior Credit Facility approximates fair value because the interest rates are based on floating interest rates identified by reference to market rates.

Senior Subordinated Notes

        In November 1999, the Company issued $150.0 million in aggregate principal amount of 9 7/8% Series B senior subordinated notes (the Series B Notes) due April 1, 2009. Interest accrues at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1.

        In March 2003, the Company issued $85.0 million in aggregate principal amount of 9 7/8% Series C senior subordinated notes due April 1, 2009 (the Series C Notes) in a private placement. Gross proceeds from the issuance were $86.3 million and included a premium of $1.275 million which is being amortized over the term of the Series C Notes using the effective interest method. Interest on the Series C Notes accrues at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1. Net proceeds of $84.1 million were used to repay $30.0 million of the Revolving Credit Facility, fully repay $28.3 million outstanding under Term Loan A and repay $25.9 million outstanding under Term Loan B. The Series C Notes were issued with terms substantially similar to the Series B Notes. In connection with its issuance of the Series C Notes, the Company recorded $2.2 million of deferred financing fees which are being amortized over the term of the Series C Notes. As of June 30, 2003, $85.0 million of the Series C Notes were outstanding.

        In May 2003, the Company registered the Series D Notes (collectively with the Series B Notes and Series C Notes, the Senior Subordinated Notes), with terms substantially similar to the Series B Notes and the Series C Notes, with the U.S. Securities Exchange Commission and offered to exchange the Series D Notes for up to 100% of the Series B Notes and Series C Notes. As of June 30, 2003, the exchange offering had not closed and, therefore, no Series D Notes were outstanding. The exchange offering closed in July 2003, resulting in $85.0 million, or 100%, of the Series C Notes being exchanged and $146.9 million, or 98%, of the Series B Notes being exchanged, with $3.1 million of the Series B Notes still outstanding.

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

  •
  merge or consolidate; and

  •
  transfer and sell assets.

        The ability to comply with these provisions may be affected by events beyond the Company's control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of repayment under the applicable agreements. Any default under the Company's indentures governing the Senior Subordinated Notes might adversely affect the Company's growth, financial condition and results of operations and the ability to make payments on the Senior Subordinated Notes or meet other obligations.

        The fair value of the Senior Subordinated Notes was $246.8 million and $149.3 million as of June 30, 2003 and 2002, respectively, and $151.5 million as of December 31, 2002, based on their quoted market price on such dates. In accordance with the indentures governing the Senior Subordinated Notes, the Senior Subordinated Notes are unconditionally and jointly and severally guaranteed by the Company's wholly-owned subsidiaries (see Note 14).

        Aggregate future principal payments of long-term debt, excluding capital lease obligation, as of June 30, 2003 are as follows:

Year	Amount
Remainder of 2003	$—
2004	1,797
2005	128,340
2006	42,630
2007	—
Thereafter	236,202

$408,969

Note 10—Contingencies

        In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as standby letters of credit and indemnifications, which are not reflected in the accompanying consolidated balance sheets. As of June 30, 2003 and 2002 and December 31, 2002, the Company had $1.7 million, $1.3 million and $1.9 million, respectively, in standby letters of credit pledged as collateral to support the lease of its primary distribution facility in St. Louis, a United States customs bond, certain product purchases, various workers' compensation obligations and the aircraft. These agreements mature at various dates through May 2004 and may be renewed as circumstances warrant. Such financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In the Company's past experience, no claims have been made against these financial instruments nor does management expect any losses to result from them.

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

        The Company has entered into certain derivative hedging instruments and other commitments to purchase granular urea during 2003. See Note 11 for information regarding these commitments.

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

Note 11—Accounting for Derivative Instruments and Hedging Activities

        In the normal course of business, the Company is exposed to fluctuations in interest rates and raw materials prices. The Company has established policies and procedures that govern the management of these exposures through the use of derivative hedging instruments, including swap agreements. The Company's objective in managing its exposure to such fluctuations is to decrease the volatility of earnings and cash flows associated with changes in interest rates and certain raw materials prices. To achieve this objective, the Company periodically enters into swap agreements with values that change in the opposite direction of anticipated cash flows. The Company considers the financial stability and credit standing of its counterparties for such agreements. Derivative instruments related to forecasted raw materials purchases are considered to hedge future cash flows, and the effective portion of any gain or loss is included in accumulated other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized currently in earnings.

        While management expects these instruments and agreements to manage the Company's exposure to such price fluctuations, no assurance can be provided that the instruments will be effective in fully mitigating exposure to these risks, nor can assurance be provided that the Company will be successful in passing on pricing increases to its customers.

        The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting treatment. The cash flows of the derivative instruments are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. Changes in the fair value of agreements designated as derivative hedging instruments are reported as either an asset or liability in the accompanying consolidated balance sheets with the associated unrealized gain or loss reflected in accumulated other comprehensive income. As of June 30, 2003 and December 31, 2002, an unrealized gain of less than $0.1 million and an unrealized loss of less than $0.1 million, respectively, related to derivative instruments designated as cash flow hedges were recorded in accumulated other comprehensive income. One such instrument was outstanding at June 30, 2003 which represents a hedging agreement of forecasted purchases of raw materials during 2003 that is scheduled to mature in July 2003. The amounts included in accumulated other comprehensive income are subsequently reclassified into cost of goods sold in the same period in which the underlying hedged transactions affect earnings.

        If it becomes probable that a forecasted transaction will no longer occur, any gain or loss in accumulated other comprehensive income will be recognized in earnings. The Company has not incurred any gains or losses for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness. The Company does not enter into derivatives or other hedging arrangements for trading or speculative purposes.

        For the six months ended June 30, 2003, the Company reclassified $1.4 million from accumulated other comprehensive income into cost of goods sold representing a gain on raw materials derivative hedging instruments. No such amounts were recorded during the six months ended June 30, 2002 or year ended December 31, 2002.

Note 12—Segment Information

        During the third quarter of 2002, the Company began reporting its operating results using three reportable segments: Lawn and Garden, Household and Contract. Segments were established primarily by product type which represents the basis upon which management, including the CEO who is the chief operating decision maker of the Company, reviews and assesses the Company's financial performance. The Lawn and Garden segment primarily consists of dry, granular slow-release lawn fertilizers, lawn fertilizer combination and lawn control products, herbicides, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils and other growing media products and insecticide products. Products are marketed to mass merchandisers, home improvement centers, hardware chains, nurseries and garden centers. This segment includes, among others, the Company's Spectracide, Garden Safe, Schultz, Vigoro, Sta-Green, Bandini, Real-Kill and No-Pest brands.

        The Household segment represents household insecticides and insect repellents that allow consumers to achieve and maintain a pest-free household and repel insects. The Household segment includes the Company's Hot Shot, Cutter and Repel brands, as well as a number of private label and other products.

        The Contract segment represents mainly non-core products, some of which are private label, and includes various compounds and chemicals such as, among others, cleaning solutions and automotive products.

        The following table presents certain financial segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," for the three and six months ended June 30, 2003 and 2002. The accounting policies of the reportable segments are the same as those described in the summary of significant polices in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31,

2002, as applicable. The segment financial information presented includes comparative periods prepared on a basis consistent with the current year presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales:
Lawn and Garden	$142,256	$144,195	$287,870	$254,580
Household	61,021	43,372	88,588	68,650
Contract	2,726	7,569	8,357	8,297

Total net sales	$206,003	$195,136	$384,815	$331,527

Operating income:
Lawn and Garden	$26,119	$26,077	$50,592	$41,010
Household	17,795	13,805	24,421	20,849
Contract	387	606	346	618

Total operating income	$44,301	$40,488	$75,359	$62,477

Operating margin:
Lawn and Garden	18.4%	18.1%	17.6%	16.1%
Household	29.2%	31.8%	27.6%	30.4%
Contract	14.2%	8.0%	4.1%	7.4%
Total operating margin	21.5%	20.7%	19.6%	18.8%

        Operating income represents earnings before net interest expense and income tax expense. Operating income is the measure of profitability used by management to assess the Company's financial performance. Operating margin represents operating income as a percentage of net sales.

        The majority of the Company's sales are conducted with customers in the United States. The Company's international sales comprise less than 1% of total net sales. In addition, no single item comprises more than 10% of the Company's net sales. For the three months ended June 30, 2003 and 2002, the Company's three largest customers were responsible for 65% and 77% of net sales, respectively. For the six months ended June 30, 2003 and 2002, the Company's three largest customers were responsible for 71% and 74% of net sales, respectively.

        As the Company's assets support production across all segments, they are managed on an entity-wide basis at the corporate level and are not recorded or analyzed by segment. However, goodwill has been allocated by segment based on the percentage of sales represented by product lines acquired in the Company's merger with Schultz and acquisition of WPC Brands in 2002. Substantially all of the Company's assets are located in the United States.

Note 13—Shipping and Handling Costs

        Certain shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. These costs primarily consist of personnel and other general and administrative costs associated with the Company's distribution facilities, and to a lesser extent, some costs related to the shipment of goods between the Company's facilities. For the three months ended June 30, 2003 and 2002 and the year ended December 31, 2002, these costs were $6.1 million, $3.3 million and $15.7 million, respectively. For the six months ended June 30, 2003 and 2002, these costs were $12.2 million and $7.1 million, respectively. The remaining shipping and handling costs comprise those costs associated with shipping goods to customers and receiving supplies from vendors and are included in cost of goods sold in the accompanying consolidated statements of operations.

Note 14—Financial Information for Subsidiary Guarantors

        The Company's Senior Subordinated Notes are unconditionally and jointly and severally guaranteed by all of the Company's existing subsidiaries. The Company's subsidiaries are 100% owned by the Company. The consolidating financial information below is presented as of and for the three and six months ended June 30, 2003 and 2002 and has been prepared in accordance with the requirements for presentation of such information. The Company believes that separate financial statements concerning the guarantor subsidiaries would not be material to investors and that the information presented herein provides sufficient detail to determine the nature of the aggregate financial position, results of operations and cash flows of the guarantor subsidiaries.

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

UNITED INDUSTRIES CORPORATION
BALANCE SHEET
AS OF JUNE 30, 2003
(unaudited)

	Parent	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,509	$314	$—	$10,823
Accounts receivable, net	118,643	7,383	—	126,026
Inventories	48,444	29,259	—	77,703
Prepaid expenses and other current assets	8,071	399	—	8,470

Total current assets	185,667	37,355	—	223,022

Equipment and leasehold improvements, net	27,750	5,128	—	32,878
Investment in subsidiaries	26,891	—	(26,891)	—
Intercompany assets	56,473	—	(56,473)	—
Deferred tax asset	84,527	426	—	84,953
Goodwill and intangible assets, net	46,789	51,488	—	98,277
Other assets, net	10,596	1,267	—	11,863

Total assets	$438,693	$95,664	$(83,364)	$450,993

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and capital lease obligation	$1,434	$—	$—	$1,434
Accounts payable	30,276	10,816	—	41,092
Accrued expenses	55,500	1,484	—	56,984

Total current liabilities	87,210	12,300	—	99,510

Long-term debt, net of current maturities	408,071	—	—	408,071
Capital lease obligation, net of current maturities	3,483	—	—	3,483
Other liabilities	3,231	—	—	3,231
Intercompany liabilities	—	56,473	(56,473)	—

Total liabilities	501,995	68,773	(56,473)	514,295

Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock	—	—	—	—
Common stock	665	—	—	665
Treasury stock	(96)	—	—	(96)
Warrants and options	11,745	—	—	11,745
Investment from parent	—	23,708	(23,708)	—
Additional paid-in capital	210,806	—	—	210,806
Accumulated deficit	(256,448)	3,183	(3,183)	(256,448)
Common stock subscription receivable	(24,177)	—	—	(24,177)
Common stock repurchase option	(2,636)	—	—	(2,636)
Common stock held in grantor trust	(2,847)	—	—	(2,847)
Loans to executive officer	(324)	—	—	(324)
Accumulated other comprehensive income	10	—	—	10

Total stockholders' equity (deficit)	(63,302)	26,891	(26,891)	(63,302)

Total liabilities and stockholders' equity (deficit)	$438,693	$95,664	$(83,364)	$450,993

UNITED INDUSTRIES CORPORATION
BALANCE SHEET
AS OF JUNE 30, 2002
(unaudited)

	Parent	Subsidiary Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$717	$—	$—	$717
Accounts receivable, net	95,000	20,851	—	115,851
Inventories	38,974	10,662	—	49,636
Prepaid expenses and other current assets	5,989	679	—	6,668

Total current assets	140,680	32,192	—	172,872

Equipment and leasehold improvements, net	25,420	3,731	—	29,151
Investment in subsidiaries	4,917	—	(4,917)	—
Intercompany assets	53,507	—	(53,507)	—
Deferred tax asset	99,153	357	—	99,510
Goodwill and intangible assets, net	42,708	39,410	—	82,118
Other assets, net	13,326	335	—	13,661

Total assets	$379,711	$76,025	$(58,424)	$397,312

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and capital lease obligation	$7,790	$—	$—	$7,790
Accounts payable	30,874	12,202	—	43,076
Accrued expenses	45,073	4,651	—	49,724

Total current liabilities	83,737	16,853	—	100,590

Long-term debt, net of current maturities	375,778	—	—	375,778
Capital lease obligation, net of current maturities	4,004	—	—	4,004
Other liabilities	1,440	748	—	2,188
Intercompany liabilities	—	53,507	(53,507)	—

Total liabilities	464,959	71,108	(53,507)	482,560

Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock	—	—	—	—
Common stock	664	—	—	664
Warrants and options	11,745	—	—	11,745
Investment from parent	—	981	(981)	—
Additional paid-in capital	207,088	—	—	207,088
Accumulated deficit	(272,934)	3,936	(3,936)	(272,934)
Common stock subscription receivable	(26,071)	—	—	(26,071)
Common stock repurchase option	(2,636)	—	—	(2,636)
Common stock held in grantor trust	(2,700)	—	—	(2,700)
Loans to executive officer	(404)	—	—	(404)
Accumulated other comprehensive income	—	—	—	—

Total stockholders' equity (deficit)	(85,248)	4,917	(4,917)	(85,248)

Total liabilities and stockholders' equity (deficit)	$379,711	$76,025	$(58,424)	$397,312

UNITED INDUSTRIES CORPORATION
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2003
(unaudited)

	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Net sales before promotion expense	$180,572	$68,272	$(26,616)	$222,228
Promotion expense	13,388	2,837	—	16,225

Net sales	167,184	65,435	(26,616)	206,003

Operating costs and expenses:
Cost of goods sold	96,922	52,784	(25,909)	123,797
Selling, general and administrative expenses	34,682	3,930	(707)	37,905
Equity (income) loss in subsidiaries	(5,325)	—	5,325	—

Total operating costs and expenses	126,279	56,714	(21,291)	161,702

Operating income (loss)	40,905	8,721	(5,325)	44,301
Interest expense, net	9,666	151	—	9,817

Income (loss) before income tax expense	31,239	8,570	(5,325)	34,484
Income tax expense	9,878	3,245	—	13,123

Net income (loss)	$21,361	$5,325	$(5,325)	$21,361

UNITED INDUSTRIES CORPORATION
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2002
(unaudited)

	Parent	Subsidiary Guarantor	Eliminations	Consolidated
Net sales before promotion expense	$189,931	$20,898	$—	$210,829
Promotion expense	15,027	666	—	15,693

Net sales	174,904	20,232	—	195,136

Operating costs and expenses:
Cost of goods sold	105,901	16,410	—	122,311
Selling, general and administrative expenses	29,406	2,931	—	32,337
Equity (income) loss in subsidiaries	(688)	—	688	—

Total operating costs and expenses	134,619	19,341	688	154,648

Operating income (loss)	40,285	891	(688)	40,488
Interest expense, net	8,684	9	—	8,693

Income (loss) before income tax expense	31,601	882	(688)	31,795
Income tax expense	5,181	194	—	5,375

Net income (loss)	$26,420	$688	$(688)	$26,420

UNITED INDUSTRIES CORPORATION
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(unaudited)

	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Net sales before promotion expense	$338,522	$152,271	$(74,832)	$415,961
Promotion expense	28,309	2,837	—	31,146

Net sales	310,213	149,434	(74,832)	384,815

Operating costs and expenses:
Cost of goods sold	175,274	127,763	(70,485)	232,552
Selling, general and administrative expenses	67,942	13,309	(4,347)	76,904
Equity (income) loss in subsidiaries	(5,008)	—	5,008	—

Total operating costs and expenses	238,208	141,072	(69,824)	309,456

Operating income (loss)	72,005	8,362	(5,008)	75,359
Interest expense, net	18,732	288	—	19,020

Income (loss) before income tax expense	53,273	8,074	(5,008)	56,339
Income tax expense	18,459	3,066	—	21,525

Net income (loss)	$34,814	$5,008	$(5,008)	$34,814

UNITED INDUSTRIES CORPORATION
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(unaudited)

	Parent	Subsidiary Guarantor	Eliminations	Consolidated
Net sales before promotion expense	$339,122	$20,898	$—	$360,020
Promotion expense	27,827	666	—	28,493

Net sales	311,295	20,232	—	331,527

Operating costs and expenses:
Cost of goods sold	193,064	16,410	—	209,474
Selling, general and administrative expenses	56,645	2,931	—	59,576
Equity (income) loss in subsidiaries	(688)	—	688	—

Total operating costs and expenses	249,021	19,341	688	269,050

Operating income (loss)	62,274	891	(688)	62,477
Interest expense, net	17,196	9	—	17,205

Income (loss) before income tax expense	45,078	882	(688)	45,272
Income tax expense	8,496	194	—	8,690

Net income (loss)	$36,582	$688	$(688)	$36,582

UNITED INDUSTRIES CORPORATION
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(unaudited)

	Parent	Subsidiary Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$34,814	$5,008	$(5,008)	$34,814
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation and amortization	2,474	3,462	—	5,936
Amortization of deferred financing fees	3,663	—	—	3,663
Deferred income tax expense	19,831	357	—	20,188
Equity (income) loss in subsidiaries	(5,008)	—	5,008	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(26,910)	(2,554)	(74,832)	(104,296)
Inventories	(73,822)	10,825	70,485	7,488
Prepaid expenses and other current assets	1,472	1,406	—	2,878
Other assets	(4,984)	1,631	—	(3,353)
Accounts payable and accrued expenses	26,992	(9,309)	—	17,683
Facilities and organizational rationalization charge	(596)	—	—	(596)
Other operating activities, net	(975)	(1,694)	4,347	1,678

Net cash flows from (used in) operating activities	(23,049)	9,132	—	(13,917)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,425)	—	—	(3,425)
Payments for Schultz acquisition, net of cash acquired	—	—	—	—
Proceeds from sale of WPC product lines	4,204	—	—	4,204

Net cash flows used in investing activities	779	—	—	779

Cash flows from financing activities:
Proceeds from additional debt	126,275	—	—	126,275
Proceeds from issuance of common stock	84	—	—	84
Payments received for common stock subscription receivable	2,049	—	—	2,049
Repayment of borrowings on revolver and other debt	(118,354)	—	—	(118,354)
Payments for debt issuance costs	(2,924)	—	—	(2,924)
Change in cash overdrafts	6,433	—	—	6,433
Other financing and intercompany activities	7,250	(7,170)	—	80

Net cash flows from (used in) financing activities	20,813	(7,170)	—	13,643

Net increase (decrease) in cash and cash equivalents	(1,457)	1,962	—	505
Cash and cash equivalents, beginning of period	10,191	127	—	10,318

Cash and cash equivalents, end of period	$8,734	$2,089	$—	$10,823

UNITED INDUSTRIES CORPORATION
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(unaudited)

	Parent	Subsidiary Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$36,582	$688	$(688)	$36,582
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation and amortization	4,919	181	—	5,100
Amortization of deferred financing fees	1,485	—	—	1,485
Deferred income tax expense	8,690	—	—	8,690
Equity (income) loss in subsidiaries	(688)	—	688	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(73,415)	5,778	—	(67,637)
Inventories	10,118	2,359	—	12,477
Prepaid expenses and other current assets	502	351	—	853
Other assets	35,925	(35,410)	—	515
Accounts payable and accrued expenses	42,791	(23,610)	—	19,181
Facilities and organizational rationalization charge	—	—	—	—
Other operating activities, net	(647)	—	—	(647)

Net cash flows from (used in) operating activities	66,262	(49,663)	—	16,599

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,349)	(510)	—	(1,859)
Payments for Schultz acquisition, net of cash acquired	(37,550)	—	—	(37,550)

Net cash flows used in investing activities	(38,899)	(510)	—	(39,409)

Cash flows from financing activities:
Proceeds from additional debt	65,000	—	—	65,000
Proceeds from issuance of common stock	18,750	—	—	18,750
Repayment of borrowings on revolver and other debt	(49,858)	—	—	(49,858)
Payments for debt issuance costs	(3,239)	—	—	(3,239)
Change in cash overdrafts	(7,126)	—	—	(7,126)
Other financing and intercompany activities	(53,507)	53,507	—	—

Net cash flows from (used in) financing activities	(29,980)	53,507	—	23,527

Net increase (decrease) in cash and cash equivalents	(2,617)	3,334	—	717
Cash and cash equivalents, beginning of period	—	—	—	—

Cash and cash equivalents, end of period	$(2,617)	$3,334	$—	$717

Note 15—Recently Issued Accounting Standards

      In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 will not have a material impact on the Company's consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires the classification of such financial instruments as a liability (or an asset in certain circumstances). Many of those instruments were previously permitted to be classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 will not have a material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion and analysis of our consolidated financial condition and results of operations included herein should be read in conjunction with our historical financial information included in the consolidated financial statements and the related notes thereto elsewhere in this Quarterly Report. Future results could differ materially from those discussed below for many reasons, including the risks discussed elsewhere in this Quarterly Report and in our Annual Report filed on Form 10-K/A for the year ended December 31, 2002.

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

        Revenue Recognition.    Net sales represent gross sales less any applicable customer discounts from list price and customer and promotion expense through cooperative programs with retailers. The provision for customer returns is based on historical sales returns and analysis of credit memos and other relevant information. If the historical or other data used to develop these estimates do not properly reflect future returns, net sales may require adjustment. Sales reductions related to returns were $3.2 million for the three months ended June 30, 2003, $1.7 million for the three months ended June 30, 2002, $7.1 million for the six months ended June 30, 2003 and $2.2 million for the six months ended June 30, 2002. Amounts included in accounts receivable reserves for sales returns were $2.9 million as of June 30, 2003, $3.2 million as of June 30, 2002 and $2.0 million as of December 31, 2002.

        Inventories.    Inventories are reported at the lower of cost or market. Cost is determined using a standard costing system that approximates the first-in, first-out method and includes raw materials, direct labor and overhead. An allowance for potentially obsolete or slow-moving inventory is recorded based on our analysis of inventory levels and future sales forecasts. In the event that our estimates of future usage and sales differ from actual results, the allowance for obsolete or slow-moving inventory may be adjusted. Amounts recorded for potentially obsolete or slow-moving inventory were increased by $1.4 million for the three months ended June 30, 2003, reduced by $0.3 million for the three months ended June 30, 2002, increased by $1.2 million for the six months ended June 30, 2003 and increased by $0.2 million for the six months ended June 30, 2002. The allowance for potentially obsolete or slow-moving inventory was $6.4 million as of June 30, 2003, $4.6 million as of June 30, 2002 and $5.8 million as of December 31, 2002.

        Promotion Expense.    We advertise and promote our products through national and regional media. Products are also advertised and promoted through cooperative programs with our customers. Advertising and promotion costs are expensed as incurred, although costs incurred during interim periods are generally expensed ratably in relation to revenues. Management develops an estimate of the amount of costs that have been incurred by the retailers under our cooperative programs based on an analysis of specific programs offered to retailers and historical information. Actual costs incurred may differ significantly from our estimates if factors such as the level of participation and success of the retailers' programs or other conditions differ from our expectations. Promotion expense, including cooperative programs with customers, is recorded as a reduction of sales and was $16.2 million for the three months ended June 30, 2003, $15.7 million for the three months ended June 30, 2002, $31.1 million for the six months ended June 30, 2003 and $28.5 million for the six months ended June 30, 2002. Accrued advertising and promotion expense was $26.0 million as of June 30, 2003, $24.9 million as of June 30, 2002 and $16.4 million as of December 31, 2002. In addition, advertising costs are incurred irrespective of promotions with customers. These costs are included in selling, general and administrative expenses in our consolidated statements of operations and were $4.2 million for the three months ended June 30, 2003, $2.1 million for the three months ended June 30, 2002, $7.9 million for the six months ended June 30, 2003 and $2.6 million for the six months ended June 30, 2002.

        Income Taxes.    Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. The judgment of management is required to determine income tax expense, deferred tax assets and any related valuation allowance and deferred tax liabilities. We have recorded a valuation allowance of $104.1 million as of June 30, 2003 due to uncertainties related to the ability to utilize some of the deferred tax assets, primarily consisting of certain net operating loss carryforwards that were generated in 1999 through 2002 and deductible goodwill recorded in connection with our recapitalization in 1999. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which the deferred tax assets will be recoverable.

        We generated net operating losses for tax purposes for each of the years 1999 through 2002. Our current estimates indicate that we will generate taxable income for 2003. If we achieve such results, 2003 would be the first year that taxable income would be generated since our recapitalization in 1999. In conjunction with the development of our budget for 2004 and beyond, which will occur during the fourth quarter of 2003, it is possible we will determine the valuation allowance will need to be reduced. Any adjustment to the valuation allowance could materially impact our consolidated financial position and results of operations. In addition, beginning in 2003 our effective tax rate is 38%, absent any reduction of the valuation allowance that may occur, as previously described. Despite the increase in our effective tax rate from 19% in 2002, approximately 95% of our income tax expense is deferred, requiring no cash payments for the foreseeable future.

        Goodwill and Other Intangible Assets.    We have acquired intangible assets or made acquisitions in the past that resulted in the recording of goodwill or intangible assets, including our merger with Schultz Company in May 2002 and our acquisition of WPC Brands, Inc. in December 2002.

        Effective in 2002, goodwill is no longer amortized and is subject to impairment testing at least annually. We evaluate the recoverability of long-lived assets, including goodwill and intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the fair value of such assets or adverse changes in relationships or vendors. If a review indicates that the carrying value of goodwill and other intangible assets are not recoverable, the carrying value of such asset is reduced to its estimated fair value, thereby resulting in the recognition of an impairment loss.

Results of Operations

        During the third quarter of 2002, we began reporting operating results using three reportable segments, as follows:

  •
  Lawn and Garden (69.1% of second quarter 2003 net sales). This segment includes dry, granular slow-release lawn fertilizers, lawn fertilizer combined with lawn control products, herbicides, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils and other growing media products, and insecticide products. This segment includes, among others, our Spectracide, Garden Safe, Real-Kill, No-Pest, Sta-Green, Vigoro, Schultz, and Bandini brands.

  •
  Household (29.6% of second quarter 2003 net sales). This segment includes household insecticides and insect repellents that allow consumers to repel insects and maintain a pest-free household. This segment includes our Hot Shot, Cutter and Repel brands, as well as a number of private label and other products.

  •
  Contract (1.3% of second quarter 2003 net sales). This segment includes our non-core products and various compounds and chemicals such as cleaning solutions and other consumer products.

        All prior year results and discussion included below reflect the above segments for commentary purposes.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

        The following table presents amounts and the percentages of net sales that items in the accompanying consolidated statements of operations constitute for the periods presented:

	Three Months Ended June 30,
	2003		2002
Net sales by segment:
Lawn and Garden	$142,256	69.1%	$144,195	73.9%
Household	61,021	29.6%	43,372	22.2%
Contract	2,726	1.3%	7,569	3.9%

Total net sales	206,003	100.0%	195,136	100.0%

Operating costs and expenses:
Cost of goods sold	123,797	60.1%	122,311	62.7%
Selling, general and administrative expenses	37,905	18.4%	32,337	16.5%

Total operating costs and expenses	161,702	78.5%	154,648	79.2%

Operating income by segment:
Lawn and Garden	26,119	12.7%	26,077	13.4%
Household	17,795	8.6%	13,805	7.1%
Contract	387	0.2%	606	0.3%

Total operating income	44,301	21.5%	40,488	20.8%

Interest expense, net	9,817	4.8%	8,693	4.5%

Income before income tax expense	34,484	16.7%	31,795	16.3%
Income tax expense, net	13,123	6.4%	5,375	2.8%

Net income	$21,361	10.4%	$26,420	13.5%

        Net Sales.    Net sales represent gross sales less any applicable customer discounts from list price, customer returns and promotion expense through cooperative programs with our customers. Net sales increased $10.9 million, or 5.6%, to $206.0 million for the three months ended June 30, 2003 from $195.1 million for the three months ended June 30, 2002. The increase, primarily in our Household segment, as well as the change in our sales mix by segment, were primarily due to our expanded product lines resulting from our merger with Schultz in May 2002, which contributed $19.1 million to the increase in total net sales, our acquisition of WPC Brands in December 2002, which contributed $9.0 million to the increase in total net sales, and an increase in net sales of specific product lines described further below. This increase was partially offset by a decline in charcoal sales in the Contract segment of $6.6 million due to our cessation of charcoal distribution and a decline in sales of certain existing products during the three months ended June 30, 2003.

        Net sales in the Lawn and Garden segment decreased $1.9 million, or 1.3%, to $142.3 million for the three months ended June 30, 2003 from $144.2 million for the three months ended June 30, 2002. Net sales of this segment decreased primarily due to retailers maintaining lower inventory levels and lower sales of certain other products in the Lawn and Garden segment resulting from cooler and wetter weather conditions compared to 2002. Net sales in the Household segment increased $17.6 million, or 40.6%, to $61.0 million for the three months ended June 30, 2003 from $43.4 million for the three months ended June 30, 2002. Net sales of this segment increased primarily due to higher repellent sales resulting from our acquisition of WPC Brands and higher volume of existing and certain new Cutter products. Net sales in the Contract segment decreased $4.9 million, or 64.5%, to $2.7 million for the three months ended June 30, 2003 from $7.6 million for the three months ended June 30, 2002. Net sales of this segment decreased primarily due to a decline in charcoal sales.

        Gross Profit.    Gross profit increased $9.4 million, or 12.9%, to $82.2 million for the three months ended June 30, 2003 from $72.8 million for the three months ended June 30, 2002. The increase in gross profit was primarily due to increased sales volume, coupled with improved margins resulting from favorable fertilizer manufacturing costs related to our purchase of certain fertilizer production assets from U.S. Fertilizer, Inc. (formerly known as Pursell Industries, Inc.) in October 2002, partially offset by unfavorable costs of granular urea used to produce fertilizer. The increase in gross profit was partially offset by $0.5 million in amortization of the purchase accounting inventory write-up related to the WPC Brands acquisition. As a percentage of net sales, gross profit increased to 40.0% for the three months ended June 30, 2003 from 37.3% for the three months ended June 30, 2002. The increase in gross profit as a percentage of net sales was primarily due to improved margins on fertilizer products, as described above, increased sales of higher margin products and our ability to achieve operational efficiencies from the strategic transactions consummated in 2002.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses include all costs associated with the selling and distribution of products, product registrations and administrative functions such as finance, information systems and human resources. Selling, general and administrative expenses increased $5.6 million, or 17.3%, to $37.9 million for the three months ended June 30, 2003 from $32.3 million for the three months ended June 30, 2002. The increase was primarily due to increased media and advertising spending, incremental operating expenses resulting from our merger with Schultz and acquisition of WPC Brands and additional non-manufacturing costs associated with fertilizer being produced internally rather than being purchased. The non-manufacturing fertilizer production costs represent a shift from cost of goods sold in 2002, when fertilizer was purchased from a third party provider, to selling, general and administrative expenses in 2003 since we acquired equipment and facilities to produce fertilizer internally. As a percentage of net sales, selling, general and administrative expenses increased to 18.4% for the three months ended June 30, 2003 from 16.6% for the three months ended June 30, 2002. The increase was primarily due to the shifting of expenses previously described.

        Operating Income.    As a result of the factors described above, operating income increased $3.8 million, or 9.4%, to $44.3 million for the three months ended June 30, 2003 from $40.5 million for the three months ended June 30, 2002. As a percentage of net sales, operating income increased to 21.5% for the three months ended June 30, 2003 from 20.8% for the three months ended June 30, 2002. The increase was primarily in our Household segment due to increased sales of higher margin products in 2003.

        Operating income in the Lawn and Garden segment remained relatively flat at $26.1 million for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Operating income of this segment increased primarily due to the addition of sales resulting from the Schultz merger and strong sales growth of our Spectracide products, offset by lower sales volume and margins of certain other products in the Lawn and Garden segment. Operating income in the Household segment increased $4.0 million, or 29.0%, to $17.8 million for the three months ended June 30, 2003 from $13.8 million for the three months ended June 30, 2002. Operating income of this segment increased primarily due to higher than expected sales of repellent products, offset partially by the amortization of the purchase accounting inventory write-up related to the WPC Brands acquisition of $0.5 million. Operating income in the Contract segment decreased $0.2 million, or 33.3%, to $0.4 million for the three months ended June 30, 2003 from $0.6 million for the three months ended June 30, 2002. Operating income of this segment decreased primarily due to increased operating costs, coupled with increased sales of certain lower margin products.

        Interest Expense, Net.    Interest expense, net, increased $1.1 million to $9.8 million for the three months ended June 30, 2003 from $8.7 million for the three months ended June 30, 2002. The increase in net interest expense was due to a write-off of deferred financing fees totaling $0.3 million recorded in connection with our repayment of a portion of the obligations outstanding under Term Loan B of our senior credit facility during the three months ended June 30, 2003, an increase in our average debt outstanding during 2003 and the last half of 2002, which resulted from additional borrowings under our senior credit facility to finance our merger with Schultz and the acquisition of WPC Brands. The increase was partially offset by a decline in our average variable borrowing rate of 0.35 percentage points to 7.92% for the three months ended June 30, 2003 from 8.27% for the three months ended June 30, 2002. The decline in our average variable borrowing rate resulted primarily from the effects of two unfavorable interest rate swaps terminated in 2002, a decrease of interest rates under the terms of our senior credit facility, a general decline in variable borrowing rates and $0.5 million of interest income recognized for payments received on the common stock subscription receivable from Bayer Corporation. However, this increase was partially offset by the higher interest rate on the 9 7/8% Series C senior subordinated notes which were issued in March 2003, the proceeds of which were used to pay down a portion of the amounts then outstanding under our senior credit facility which bears interest at rates lower than the senior subordinated notes.

        Income Tax Expense.    Our effective income tax rate was 38% for the three months ended June 30, 2003 and 19% for the three months ended June 30, 2002. This increase is primarily the result of no adjustment being recorded to the valuation allowance during the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

        The following table presents amounts and the percentages of net sales that items in the accompanying consolidated statements of operations constitute for the periods presented:

	Six Months Ended June 30,
	2003		2002
Net sales by segment:
Lawn and Garden	$287,870	74.8%	$254,580	76.8%
Household	88,588	23.0%	68,650	20.7%
Contract	8,357	2.2%	8,297	2.5%

Total net sales	384,815	100.0%	331,527	100.0%

Operating costs and expenses:
Cost of goods sold	232,552	60.4%	209,474	63.2%
Selling, general and administrative expenses	76,904	19.9%	59,576	18.0%

Total operating costs and expenses	309,456	80.4%	269,050	81.2%

Operating income by segment:
Lawn and Garden	50,592	13.1%	41,010	12.4%
Household	24,421	6.3%	20,849	6.2%
Contract	346	0.2%	618	0.2%

Total operating income	75,359	19.6%	62,477	18.8%

Interest expense, net	19,020	4.9%	17,205	5.2%

Income before income tax expense	56,339	14.6%	45,272	13.6%
Income tax expense, net	21,525	5.6%	8,690	2.6%

Net income	$34,814	9.0%	$36,582	11.0%

        Net Sales.    Net sales represent gross sales less any applicable customer discounts from list price, customer returns and promotion expense through cooperative programs with our customers. Net sales increased $53.3 million, or 16.1%, to $384.8 million for the six months ended June 30, 2003 from

$331.5 million for the six months ended June 30, 2002. The increase, primarily in our Lawn and Garden and Household segments, as well as the change in our sales mix by segment, were primarily due to our expanded product lines resulting from our merger with Schultz in May 2002, which contributed $34.1 million to the increase in total net sales, our acquisition of WPC Brands in December 2002, which contributed $12.0 million to the increase in total net sales, and an increase in net sales of specific product lines described further below. This increase was partially offset by a decline in charcoal sales in the Contract segment of $3.3 million due to our cessation of charcoal distribution, a decline in sales of certain existing products and an increase in promotion expense during the six months ended June 30, 2003.

        Net sales in the Lawn and Garden segment increased $33.3 million, or 13.1%, to $287.9 million for the six months ended June 30, 2003 from $254.6 million for the six months ended June 30, 2002. Net sales of this segment increased primarily due to our merger with Schultz and increased sales of our Spectracide products, partially offset by retailers maintaining lower inventory levels and lower sales of certain other products in the Lawn and Garden segment resulting from cooler and wetter weather conditions compared to 2002. Net sales in the Household segment increased $19.9 million, or 29.0%, to $88.6 million for the six months ended June 30, 2003 from $68.7 million for the six months ended June 30, 2002. Net sales of this segment increased primarily due to higher repellent sales resulting from our acquisition of WPC Brands and higher volume of existing and certain new Cutter products. Net sales in the Contract segment increased $0.1 million, or 1.2%, to $8.4 million for the six months ended June 30, 2003 from $8.3 million for the six months ended June 30, 2002. Net sales of this segment increased primarily due to our merger with Schultz and acquisition of WPC Brands, which were offset by a decline in charcoal sales.

        Gross Profit.    Gross profit increased $30.3 million, or 24.8%, to $152.3 million for the six months ended June 30, 2003 from $122.0 million for the six months ended June 30, 2002. The increase in gross profit was primarily due to increased sales volume, coupled with improved margins resulting from favorable fertilizer manufacturing costs related to our purchase of certain fertilizer production assets from U.S. Fertilizer in October 2002, partially offset by unfavorable costs of granular urea used to produce fertilizer. The increase in gross profit was partially offset by $1.2 million in amortization of the purchase accounting inventory write-up related to the WPC Brands acquisition. As a percentage of net sales, gross profit increased to 39.6% for the six months ended June 30, 2003 from 36.8% for the six months ended June 30, 2002. The increase in gross profit as a percentage of net sales was primarily due to improved margins on fertilizer products, as described above, increased sales of higher margin products and our ability to achieve operational efficiencies from the strategic transactions consummated in 2002.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses include all costs associated with the selling and distribution of products, product registrations and administrative functions such as finance, information systems and human resources. Selling, general and administrative expenses increased $17.3 million, or 29.0%, to $76.9 million for the six months ended June 30, 2003 from $59.6 million for the six months ended June 30, 2002. The increase was primarily due to increased media and advertising spending, incremental operating expenses resulting from our merger with Schultz and acquisition of WPC Brands and additional non-manufacturing costs associated with fertilizer being produced internally rather than being purchased. The non-manufacturing fertilizer production costs represent a shift from cost of goods sold in 2002, when fertilizer was purchased from a third party provider, to selling, general and administrative expenses in 2003 since we acquired equipment and facilities to produce fertilizer internally. As a percentage of net sales, selling, general and administrative expenses increased to 19.9% for the six months ended June 30, 2003 from 18.0% for the six months ended June 30, 2002. The increase was primarily due to the shifting of expenses previously described.

        Operating Income.    As a result of the factors described above, operating income increased $12.9 million, or 20.6%, to $75.4 million for the six months ended June 30, 2003 from $62.5 million for the six months ended June 30, 2002. As a percentage of net sales, operating income increased to 19.6% for the six months ended June 30, 2003 from 18.8% for the six months ended June 30, 2002. The increase was primarily in our Lawn and Garden segment due to additional sales of our fertilizer brands and our merger with Schultz, with a lesser corresponding increase in operating costs and expenses, and in our Household segment due to increased sales of higher margin products in 2003.

        Operating income in the Lawn and Garden segment increased $9.6 million, or 23.4%, to $50.6 million for the six months ended June 30, 2003 from $41.0 million for the six months ended June 30, 2002. Operating income of this segment increased primarily due to the addition of sales resulting from the Schultz merger and strong sales growth of our Spectracide products, partially offset by lower sales volume and margins of certain other products in the Lawn and Garden segment. Operating income in the Household segment increased $3.6 million, or 17.3%, to $24.4 million for the six months ended June 30, 2003 from $20.8 million for the six months ended June 30, 2002. Operating income of this segment increased primarily due to higher than expected sales of repellent products, offset partially by the amortization of the purchase accounting inventory write-up related to the WPC Brands acquisition of $1.2 million. Operating income in the Contract segment decreased $0.3 million, or 50.0%, to $0.3 million for the six months ended June 30, 2003 from $0.6 million for the six months ended June 30, 2002. Operating income of this segment decreased primarily due to increased operating costs, coupled with increased sales of certain lower margin products.

        Interest Expense, Net.    Interest expense, net, increased $1.8 million to $19.0 million for the six months ended June 30, 2003 from $17.2 million for the six months ended June 30, 2002. The increase in net interest expense was due to write-offs of deferred financing fees totaling $1.6 million recorded in connection with our repayment of a portion of the obligations outstanding under our senior credit facility during the six months ended June 30, 2003, an increase in our average debt outstanding during 2003 and the last half of 2002, which resulted from additional borrowings under our senior credit facility to finance our merger with Schultz and the acquisition of WPC Brands. The increase was partially offset by a decline in our average variable borrowing rate of 1.37 percentage points to 7.19% for the six months ended June 30, 2003 from 8.56% for the six months ended June 30, 2002. The decline in our average variable borrowing rate resulted primarily from the effects of two unfavorable interest rate swaps terminated in 2002, a decrease of interest rates under the terms of our senior credit facility, a general decline in variable borrowing rates and $1.0 million of interest income recognized for payments received on the common stock subscription receivable from Bayer. However, this increase was partially offset by the higher interest rate on the 9 7/8% Series C senior subordinated notes which were issued in March 2003, the proceeds of which were used to pay down a portion of the amounts then outstanding under our senior credit facility which bears interest at rates lower than the senior subordinated notes.

        Income Tax Expense.    Our effective income tax rate was 38% for the six months ended June 30, 2003 and 19% for the six months ended June 30, 2002. This increase is primarily the result of no adjustment being recorded to the valuation allowance during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Liquidity and Capital Resources

        Our principal liquidity requirements are for working capital, capital expenditures and debt service under the senior credit facility and the senior subordinated notes.

        Operating Activities.    Operating activities used cash of $13.9 million for the six months ended June 30, 2003 compared to providing cash of $16.6 million for the six months ended June 30, 2002. The increase in cash used in operations was primarily due to an increase in the change in accounts receivable of $36.7 million. The seasonal nature of our operations generally requires cash to fund significant increases in working capital, primarily accounts receivable and inventories, during the first half of the year. These assets build substantially in the first half of the year as the season begins, in line with increasing sales, and decline throughout the last half of the year as the lawn and garden season comes to a close. The increase in cash used in operations is also due to a decline in the change of inventories of $5.0 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Despite this decline in the change in inventories, our inventory levels were higher as of June 30, 2003 compared to June 30, 2002 as a result of our merger with Schultz, our acquisition of WPC Brands and pressure by retailers to manage and reduce their own inventory levels.

        Investing Activities.    Investing activities provided cash of $0.8 million for the six months ended June 30, 2003 compared to cash used of $39.4 million for the six months ended June 30, 2002. The decrease in cash used in investing activities was due to $37.6 million in payments for our merger with Schultz occurring in 2002 and $4.2 million in proceeds from the sale of certain non-core product lines in 2003, partially offset by a $1.6 million increase in purchases of equipment and leasehold improvements for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

        Financing Activities.    Financing activities provided cash of $13.6 million for the six months ended June 30, 2003 compared to $23.5 million for the six months ended June 30, 2002. The decrease in cash from financing activities was primarily due to a decline in borrowings under our senior credit facility of $25.0 million and increased repayments on borrowings of $68.5 million, exclusive of the impact of any cash overdrafts, partially offset by proceeds from the issuance of 9 7/8% Series C senior subordinated notes of $86.3 million. As a result, as of June 30, 2003, we had cash on hand of $10.8 million and no borrowings outstanding under our revolving credit facility. As we have nearly completed our peak production season, we do not expect the need to use our revolving credit facility to fund operations for the remainder of the year, absent any acquisition related activities.

        Historically, we have utilized internally generated funds, borrowings, and the issuance of equity to meet ongoing working capital and capital expenditure requirements. As a result of our recapitalization in 1999 and increased borrowings, we have significantly increased cash requirements for debt service relating to our senior subordinated notes and senior credit facility. We will rely on internally generated funds and, to the extent necessary, borrowings under our revolving credit facility to meet liquidity needs. Long-term debt, excluding current maturities and short-term borrowings, totaled $408.1 million as of June 30, 2003, $375.8 million as of June 30, 2002 and $391.5 million as of December 31, 2002. This debt was comprised of senior subordinated notes of $236.2 million as of June 30, 2003 and $150.0 million as of June 30, 2002 and December 31, 2002, and borrowings under our senior credit facility of $171.9 million as of June 30, 2003, $225.8 million as of June 30, 2002 and $241.5 million as of December 31, 2002. The weighted average rate on borrowings under our senior credit facility was 5.32% as of June 30, 2003, 5.75% as of June 30, 2002 and 5.34% as of December 31, 2002. The weighted average rate on the senior subordinated notes was 9.875% as of the end of each of these periods, resulting in a blended weighted average rate of 7.95% as of June 30, 2003, 7.36% as of June 30, 2002 and 7.03% as of December 31, 2002. The fair value of our total fixed-rate debt was $246.8 million as of June 30, 2003, $149.3 million as of June 30, 2002 and $151.5 million as of December 31, 2002. The fair value of variable-rate debt approximated the carrying value of $172.8 million as of June 30, 2003, $233.1 million as of June 30, 2002 and $250.7 million as of December 31, 2002. The fair values of fixed-rate debt and variable-rate debt are based on quoted market prices. As of June 30, 2003, we had unused availability of $88.3 million under our revolving credit facility.

        We believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet the anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments for the foreseeable future. We are regularly engaged in acquisition discussions with a number of companies, although we have no definitive agreements at this time and we cannot guarantee that any acquisitions will be consummated. If we do consummate any acquisitions, it could be material to our business and require us to incur additional debt under our revolving credit facility or otherwise.

        We cannot ensure that sufficient cash flows will be generated from operations to repay the senior subordinated notes and amounts outstanding under the senior credit facility at maturity without requiring additional financing. Our ability to meet debt service and clean-down obligations and reduce debt will be dependent on our future performance, which in turn, will be subject to general economic and weather conditions and to financial, business and other factors, including factors beyond our control. Because a portion of our debt bears interest at floating rates, our financial condition is and will continue to be affected by changes in prevailing interest rates.

Investing Activities

        Sale of Non-Core Product Lines.    During May 2003, we consummated the sale of all of the non-core product lines acquired in our acquisition of WPC Brands in December 2002. The product lines sold include, among others, water purification tablets, first-aid kits and fish attractant products. Total assets and operating results associated with the product lines sold were not significant to our consolidated financial position or results of operations. No gain or loss was recorded as the sale price was approximately equal to the net book value of the assets and liabilities sold.

        Capital Expenditures.    Capital expenditures relate primarily to the enhancement of our existing facilities, the construction of additional capacity for production and distribution and the development and implementation of our enterprise resource planning, or ERP, system. Cash used for capital expenditures was $3.4 million for the six months ended June 30, 2003 and $1.9 million for the six months ended June 30, 2002. The increase in capital expenditures in 2003 from 2002 is primarily related to additional costs recorded for the development of our ERP system.

Financing Activities

        Senior Credit Facility.    Our senior credit facility, as amended as of March 14, 2003, was provided by Bank of America, N.A., Morgan Stanley Senior Funding, Inc. and Canadian Imperial Bank of Commerce and consists of (1) a $90.0 million revolving credit facility; (2) a $75.0 million term loan facility (Term Loan A); and (3) a $240.0 million term loan facility (Term Loan B). The revolving credit facility and Term Loan A mature on January 20, 2005 and Term Loan B matures on January 20, 2006. The revolving credit facility is subject to a clean-down period during which the aggregate amount outstanding under the revolving credit facility shall not exceed $10.0 million for 30 consecutive days during the period between August 1 and November 30 in each calendar year. There were no amounts outstanding under the revolving credit facility as of June 30, 2003 or as of June 30, 2002. As of December 31, 2002, the clean-down period had been completed and no amounts were outstanding under the revolving credit facility. There were no compensating balance requirements during each of the periods presented.

        The amendment to the senior credit facility dated March 14, 2003 permits the offering of 9 7/8% Series C senior subordinated notes due 2009 (the Series C Notes) and 9 7/8% Series D senior subordinated notes due 2009 (the Series D Notes). We issued the Series C Notes in March 2003 and offered the Series D Notes in June and July 2003 in exchange for outstanding Series B Notes and Series C Notes. This amendment did not change any other existing covenants of the senior credit facility.

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

        The senior credit facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative covenants place restrictions on, among other things, levels of investments, indebtedness, insurance, capital expenditures and dividend payments. The financial covenants require the maintenance of certain financial ratios at defined levels. As of and during the six months ended June 30, 2003 and 2002 and the year ended December 31, 2002, we were in compliance with all covenants. While we do not anticipate an event of non-compliance in the foreseeable future, the effect of non-compliance would require us to request a waiver or an amendment to the senior credit facility. Amending the senior credit facility could result in changes to our borrowing capacity or its effective interest rates. Under the agreements, interest rates on the revolving credit facility, Term Loan A and Term Loan B range from 1.50% to 4.00% above LIBOR, depending on certain financial ratios. LIBOR was 1.12% as of June 30, 2003, 1.86% as of June 30, 2002 and 1.38% as of December 31, 2002. Unused commitments under the revolving credit facility are subject to a 0.5% annual commitment fee. The interest rate of Term Loan A was 4.67% as of December 31, 2002. The interest rate of Term Loan B was 5.32% as of June 30, 2003, 5.86% as of June 30, 2002 and 5.42% as of December 31, 2002.

        The senior credit facility may be prepaid in whole or in part at any time without premium or penalty. During the six months ended June 30, 2003, we made principal payments of $28.3 million to fully repay Term Loan A and $49.2 million on Term Loan B, which represent optional principal prepayments. In connection with these prepayments, we recorded write-offs totaling $1.6 million in previously deferred financing fees which are reflected in interest expense in the accompanying consolidated statements of operations for the six months ended June 30, 2003. For the year ended December 31, 2002, we made principal payments of $11.0 million on Term Loan A and $2.0 million on Term Loan B, which included optional principal prepayments of $6.3 million on Term Loan A and $1.1 million on Term Loan B. The optional prepayments in the six months ended June 30, 2002 were made to remain several quarterly payments ahead of the regular payment schedule. Under the senior credit facility, each prepayment may be applied to the next principal repayment installments. We remain several principal payments ahead of schedule on Term Loan B and intend to pay a full year of principal installments in 2003 in accordance with the terms of the senior credit facility.

        The carrying amount of our obligations under the senior credit facility approximates fair value because the interest rates are based on floating interest rates identified by reference to market rates.

        9 7/8% Series B Senior Subordinated Notes.    In November 1999, we issued $150.0 million in aggregate principal amount of 9 7/8% Series B senior subordinated notes due April 1, 2009 (the Series B Notes). Interest accrues on the Series B Notes at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1.

        9 7/8% Series C Senior Subordinated Notes.    In March 2003, we issued $85.0 million in aggregate principal amount of 9 7/8% Series C senior subordinated notes due April 1, 2009 (the Series C Notes) in a private placement. Gross proceeds from the issuance were $86.3 million and included a premium of $1.275 million which is being amortized over the term of the Series C Notes using the effective interest method. Interest on the Series C Notes accrues at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1. Net proceeds of $84.1 million were used to repay $30.0 million of the revolving credit facility, fully repay $28.3 million outstanding under Term Loan A and repay $25.9 million outstanding under Term Loan B. The Series C Notes were issued with terms substantially similar to the Series B Notes. In connection with the issuance of the Series C Notes, we recorded $2.2 million of deferred financing fees which are being amortized over the term of the Series C Notes. As of June 30, 2003, $85.0 million of the Series C Notes were outstanding.

        9 7/8% Series D Senior Subordinated Notes.    In May 2003, we registered the Series D Notes (collectively with the Series B Notes and Series C Notes, the senior subordinated notes), with terms substantially similar to the Series B Notes and the Series C Notes, with the U.S. Securities Exchange Commission and have offered to exchange the Series D Notes for up to 100% of the Series B Notes and Series C Notes. As of June 30, 2003, the exchange offering had not closed and, therefore, no Series D Notes were outstanding. The exchange offering closed in July 2003, resulting in $85.0 million, or 100%, of the Series C Notes being exchanged and $146.9 million, or 98%, of the Series B Notes being exchanged, with $3.1 million of the Series B Notes outstanding still.

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

  •
  merge or consolidate; and

  •
  transfer and sell assets.

        The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of repayment under the applicable agreements. Any default under our indentures governing the senior subordinated notes might adversely affect our growth, financial condition and results of operations and the ability to make payments on the senior subordinated notes or meet other obligations.

        The fair value of the Series C Notes was $90.1 million June 30, 2003, based on their quoted market price on such date. The fair value of the Series B Notes was $156.7 million as of June 30, 2003, $149.3 million as of June 30, 2002 and $151.5 million as of December 31, 2002, based on their quoted market price on such dates. In accordance with the indentures governing the senior subordinated notes, the senior subordinated notes are unconditionally and jointly and severally guaranteed by our wholly-owned subsidiaries.

        Contractual Cash Obligations.    The following table presents the aggregate amount of future cash outflows of our contractual cash obligations as of June 30, 2003, excluding amounts due for interest on outstanding indebtedness (dollars in thousands):

	Obligations due in:
Contractual Cash Obligations	Total	Less Than 1 Year(1)	1 to 3 Years	4 to 5 Years	After 5 Years
Senior credit facility	$172,767	$—	$172,767	$—	$—
Senior subordinated notes	235,000	—	—	—	235,000
Capital lease	4,007	347	3,660	—	—
Operating leases	58,782	4,436	21,566	10,803	21,977
Tolling agreement with U.S. Fertilizer(2)	36,219	4,309	25,528	6,382	—
Urea hedging agreements(3)	395	395	—	—	—
Services agreements(4)	4,475	375	2,600	1,500	—

Total contractual cash obligations	$511,645	$9,862	$226,121	$18,685	$256,977

(1)
Represents amounts due during the remainder of 2003. Amounts due beyond 2003 represent full calendar year obligations.

(2)
Represents fixed monthly payments of $0.7 million through September 30, 2007 for the purchase of fertilizer products from U.S. Fertilizer.

(3)
Represents the commitment under a derivative hedging agreement that matures in July 2003 relating to the purchase of granular urea.

(4)
Includes monthly payments of $62,500 for management and other consulting services provided by affiliates of Thomas H. Lee Partners, L.P., which owns UIC Holdings, L.L.C., our majority stockholder. The associated professional services agreement automatically extends for successive one-year periods beginning January 20th of each year, unless notice is given as provided in the agreement. Also includes $0.4 million due in 2004 pursuant to a consulting agreement.

        We lease several of our operating facilities from Rex Realty, Inc., a company owned by certain stockholders of our company and operated by a former executive and past member of our Board of Directors. The operating leases expire at various dates through December 31, 2010. We have options to terminate the leases on an annual basis by giving advance notice of at least one year. We lease a portion of our operating facilities from the same company under a sublease agreement expiring on December 31, 2005 with minimum annual rentals of $0.7 million. We have two five-year options to renew this lease, beginning January 1, 2006.

        We are obligated under additional operating leases for other operations and the use of warehouse space. The leases expire at various dates through December 31, 2015. Five of the leases provide for as many as five options to renew for five years each.

        In March 2000, we entered into a capital lease agreement for $5.3 million for our aircraft. We are obligated to make monthly payments of $0.1 million, with a balloon payment of $3.2 million due in February 2005. We have the option of purchasing the aircraft following the expiration of the lease agreement for a nominal amount.

        Guarantees and Off-Balance Sheet Risk.    In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk, such as standby letters of credit and indemnifications, which are not reflected in the accompanying consolidated balance sheets. We had $1.7 million at June 30, 2003, $1.3 million at June 30, 2002 and $1.9 million at December 31, 2002, in standby letters of credit pledged as collateral to support the lease of our primary distribution facility in

St. Louis, a United States customs bond, certain product purchases, various workers' compensation obligations and the aircraft. These agreements mature at various dates through May 2004 and may be renewed as circumstances warrant. Such financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In our past experience, no claims have been made against these financial instruments nor do we expect any losses to result from them. As a result, we determined the fair value of such instruments to be zero and have not recorded any related amounts in our consolidated financial statements.

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

        Recently Issued Accounting Standards.    In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 will not have a material impact on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires the classification of such financial instruments as a liability (or an asset in certain circumstances). Many of those instruments were previously permitted to be classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 will not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Raw Material Prices

        In the normal course of business, we are exposed to fluctuations in raw materials prices. We have established policies and procedures that govern the management of this exposure through the use of derivative hedging instruments, including swap agreements. Our objective in managing our exposure to such fluctuations is to decrease the volatility of earnings and cash flows associated with changes in certain raw materials prices. To achieve this objective, we periodically enter into swap agreements with values that change in the opposite direction of anticipated cash flows. We consider the financial stability and credit standing of our counterparties for such agreements. Nonperformance by the counterparties is not anticipated nor would it be likely to have a material adverse effect on our consolidated financial position or results of operations. Derivative instruments related to forecasted raw materials purchases are considered to hedge future cash flows, and the effective portion of any gain or loss is included in accumulated other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized currently in earnings.

        While we expect these instruments and agreements to manage our exposure to such price fluctuations, no assurance can be provided that the instruments will be effective in fully mitigating exposure to these risks, nor can assurance be provided that in passing on pricing increases to our customers.

        We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting treatment. The cash flows of the derivative instruments are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. Changes in the fair value of agreements designated as derivative hedging instruments are reported as either an asset or liability in the accompanying consolidated balance sheets with the associated unrealized gain or loss reflected in accumulated other comprehensive income. As of June 30, 2003 and December 31, 2002, an unrealized gain of less than $0.1 million and an unrealized loss of less than $0.1 million, respectively, related to derivative instruments designated as cash flow hedges were recorded in accumulated other comprehensive income. One such instrument was outstanding at June 30, 2003 which represents a hedging agreement of forecasted purchases of raw materials during 2003 that is scheduled to mature in July 2003. The amounts included in accumulated other comprehensive income are subsequently reclassified into cost of goods sold in the same period in which the underlying hedged transactions affect earnings.

        If it becomes probable that a forecasted transaction will no longer occur, any gain or loss in accumulated other comprehensive income will be recognized in earnings. We have not incurred any gains or losses for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness. We do not enter into derivatives or other hedging arrangements for trading or speculative purposes.

        For the six months ended June 30, 2003, we reclassified $1.4 million from accumulated other comprehensive income into cost of goods sold representing a gain on raw materials derivative hedging instruments. No such amounts were recorded during the six months ended June 30, 2002 or year ended December 31, 2002.

Interest Rates

        We are exposed to various market risks, including fluctuations in interest rates. As such, our policy is to manage interest costs using a mix of fixed and variable rate debt. To achieve this objective, we may periodically enter into swap agreements with values that change in the opposite direction of anticipated cash flows. As of June 30, 2003, we did not have any interest rate agreements.

        Long-term debt, excluding current maturities and short-term borrowings, totaled $408.1 million as of June 30, 2003, $375.8 million as of June 30, 2002 and $391.5 million as of December 31, 2002. This debt was comprised of senior subordinated notes of $236.2 million as of June 30, 2003 and $150.0 million as of June 30, 2002 and December 31, 2002, and borrowings under our senior credit facility of $171.9 million as of June 30, 2003, $225.8 million as of June 30, 2002 and $241.5 million as of December 31, 2002. The weighted average rate on borrowings under our senior credit facility was 5.32% as of June 30, 2003, 5.75% as of June 30, 2002 and 5.34% as of December 31, 2002. The weighted average rate on the senior subordinated notes was 9.875% as of the end of each of these periods, resulting in a blended weighted average rate of 7.95% as of June 30, 2003, 7.36% as of June 30, 2002 and 7.03% as of December 31, 2002. The fair value of our total fixed-rate debt was $246.8 million as of June 30, 2003, $149.3 million as of June 30, 2002 and $151.5 million as of December 31, 2002. The fair value of variable-rate debt approximated the carrying value of $172.8 million as of June 30, 2003, $233.1 million as of June 30, 2002 and $250.7 million as of December 31, 2002. The fair values of fixed-rate debt and variable-rate debt are based on quoted market prices.

        The following table summarizes information about our debt instruments that are sensitive to changes in interest rates as of June 30, 2003. The table presents future principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at June 30, 2003 (dollars in thousands):

Description	Remainder of 2003	2004	2005	2006	2007	There- After	Total	Fair Value
Fixed rate debt	$—	$—	$—	$—	$—	$236,202	$236,202	$246,831
Average interest rate	—	—	—	—	—	9.875%	9.875%
Variable rate debt	$—	$1,797	$128,340	$42,630	$—	$—	$172,767	$172,767
Average interest rate	4.98%	5.09%	5.32%	5.66%	—	—

Exchange Rates

        International sales during the three and six months ended June 30, 2003 and 2002 and the year ended December 31, 2002 comprised less than 1% of total net sales. We do not use derivative instruments to hedge foreign currency exposures as substantially all of our foreign currency transactions are denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of the such date, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to us and our consolidated subsidiaries required to be included in our periodic filings under the Exchange Act.

Internal Control Over Financial Reporting

        Since 2001, we have been in the process of developing an enterprise resource planning, or ERP, system on a company wide basis. As we believe is the case in most system changes, the development and eventual implementation of these systems will likely necessitate changes in operating policies and procedures and the related internal controls and their method of application. However, throughout this process, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

        The exhibit index is on page 46.

(b)
Reports on Form 8-K

        On May 12, 2003, we furnished a Current Report on Form 8-K under Item 9 to announce our earnings for the three months ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, United Industries Corporation has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INDUSTRIES CORPORATION, Registrant
Dated: August 12, 2003	By:	/s/ DANIEL J. JOHNSTON
	Name:	Daniel J. Johnston
	Title:	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications