Form 10-Q
period 2003-09-30
UNITED INDUSTRIES CORP
filed 2003-11-13
CIK 1083200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(314) 427-0780
(Registrant’s telephone number, including area code)

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

As of November 13, 2003, the registrant had 33,202,731 Class A voting and 33,202,731 Class B nonvoting shares of common stock outstanding and 37,600 Class A nonvoting shares of preferred stock outstanding.

UNITED INDUSTRIES CORPORATION
QUARTERLY REPORT ON FORM 10-Q
PERIOD ENDED SEPTEMBER 30, 2003

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. These statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included in this Quarterly Report, including statements regarding our strategy, future operations or financial position, estimated revenues, projected costs, projections, plans and objectives of management, are forward-looking statements. As may be used in this Quarterly Report, the words “will,” “believe,” “plan,” “may,” “strategies,” “goals,” “anticipate,” “indicate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements apply only as of the date they were disclosed and are based on our expectations at that time. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our plans, intentions and expectations reflected in or suggested by any forward-looking statements we make in this Quarterly Report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved.

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

•       weather conditions and/or historical seasonality;

•       our ability to repay our indebtedness or meet other obligations;

•       industry trends and competition;

•       our ability to manage rapid growth and the integration of acquisitions;

•       our ability to successfully implement our enterprise resource planning, or ERP, system;

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

TRADEMARKS

Spectracide®, Spectracide Triazicide™, Spectracide Terminate®, Hot Shot®, Garden Safe™, Schultz®, Rid-a-Bug®, Bag-a-Bug®, Real-Kill®, No-Pest®, Repel®, Gro Best®, Vigoro®, Sta-Green® and Bandini® are our trademarks and trade names. We also license certain Cutter® trademarks from Bayer A.G. and certain Peters® and Peters Professional® trademarks from The Scotts Company. Other trademarks and trade names used in this Quarterly Report are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	September 30,		December 31,
	2003	2002	2002
ASSETS
Current assets:
Cash and cash equivalents	$44,122	$47,174	$10,318
Accounts receivable, less reserves of $3,926 and $4,513 at September 30, 2003 and 2002, respectively, and $3,171 at December 31, 2002	56,464	56,112	23,321
Inventories	67,570	44,000	87,762
Prepaid expenses and other current assets	10,058	6,307	11,350
Total current assets	178,214	153,593	132,751
Equipment and leasehold improvements, net	34,360	27,785	34,218
Deferred tax asset	86,266	101,045	105,141
Goodwill and intangible assets, net	96,918	82,724	100,868
Other assets, net	10,243	12,815	13,025
Total assets	$406,001	$377,962	$386,003
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt and capital lease obligation	$1,341	$9,530	$9,665
Accounts payable	15,861	21,878	27,063
Accrued expenses	59,454	52,842	45,221
Total current liabilities	76,656	84,250	81,949
Long-term debt, net of current maturities	388,096	371,230	391,493
Capital lease obligation, net of current maturities	3,333	3,892	3,778
Other liabilities	3,199	4,644	5,019
Total liabilities	471,284	464,016	482,239
Commitments and contingencies
Stockholders’ deficit:
Preferred stock (37,600 shares of $0.01 par value Class A issued and outstanding, 40,000 shares authorized)	—	—	—
Common stock (33.2 million shares each of $0.01 par value Class A and Class B issued and outstanding, 43.6 million shares of each authorized at September 30, 2003; 33.1 million shares of each issued and outstanding and 37.6 million shares of each authorized at September 30, 2002; 33.1 million shares of each issued and outstanding and 43.6 million shares of each authorized at December 31, 2002)	665	664	664
Treasury stock	(96)	—	—
Warrants and options	11,745	11,888	11,745
Additional paid-in capital	210,806	206,827	210,480
Accumulated deficit	(259,233)	(273,622)	(287,592)
Common stock subscription receivable	(23,363)	(26,071)	(25,761)
Common stock repurchase option	(2,636)	(2,636)	(2,636)
Common stock held in grantor trust	(2,847)	(2,700)	(2,700)
Loans to executive officer	(324)	(404)	(404)
Accumulated other comprehensive loss	—	—	(32)
Total stockholders’ deficit	(65,283)	(86,054)	(96,236)
Total liabilities and stockholders’ deficit	$406,001	$377,962	$386,003

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales before promotion expense	$112,439	$111,372	$528,400	$471,392
Promotion expense	8,420	10,695	39,566	39,188
Net sales	104,019	100,677	488,834	432,204
Operating costs and expenses:
Cost of goods sold	64,750	65,209	297,302	274,683
Selling, general and administrative expenses	32,195	27,567	109,099	87,143
Total operating costs and expenses	96,945	92,776	406,401	361,826
Operating income	7,074	7,901	82,433	70,378
Interest expense, net	8,605	7,386	27,625	24,591
Income (loss) before income tax expense (benefit)	(1,531)	515	54,808	45,787
Income tax expense (benefit)	(698)	98	20,827	8,788
Net income (loss)	$(833)	$417	$33,981	$36,999
Preferred stock dividends	$1,952	$1,188	$5,622	$4,656
Net income (loss) available to common stockholders	$(2,785)	$(771)	$28,359	$32,343
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:
Net income (loss)	$(833)	$417	$33,981	$36,999
Other comprehensive income, net of tax:
Gain on interest rate swaps	—	—	—	415
Gain on derivative hedging instruments	3	—	489	—
Comprehensive income (loss)	$(830)	$417	$34,470	$37,414

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$33,981	$36,999
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,735	8,131
Amortization and write-off of deferred financing fees	4,747	1,977
Deferred income tax expense	18,875	8,788
Changes in operating assets and liabilities, net of effects from acquisition and disposition:
Accounts receivable	(34,670)	(7,898)
Inventories	18,271	18,113
Prepaid expenses and other current assets	1,280	1,214
Other assets	(1,622)	665
Accounts payable	(10,968)	(10,865)
Accrued expenses	8,086	10,546
Other operating activities, net	(703)	387
Net cash flows from operating activities	47,012	68,057
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(6,724)	(3,190)
Payments for Schultz merger, net of cash acquired	—	(38,300)
Proceeds from sale of WPC product lines	4,204	—
Net cash flows used in investing activities	(2,520)	(41,490)
Cash flows from financing activities:
Proceeds from issuance of senior subordinated notes	86,275	—
Proceeds from additional term debt	—	65,000
Proceeds from borrowings on revolver	40,000	—
Proceeds from issuance of common stock	84	17,500
Payments received for common stock subscription receivable	2,863	1,250
Payments received on loans to executive officer	80	—
Repayment of borrowings on term debt	(98,127)	(28,914)
Repayment of borrowings on revolver	(40,000)	(23,450)
Payments for capital lease obligation	(445)	(414)
Payments for debt issuance costs	(2,924)	(3,239)
Change in cash overdraft	1,506	(7,126)
Net cash flows from (used in) financing activities	(10,688)	20,607
Net increase in cash and cash equivalents	33,804	47,174
Cash and cash equivalents, beginning of period	10,318	—
Cash and cash equivalents, end of period	$44,122	$47,174
Noncash financing activities:
Preferred stock dividends accrued	$5,622	$4,656
Common stock issued in Schultz merger	$—	$6,000
Common stock issued related to Bayer agreements	$—	$30,720
Debt assumed in Schultz merger	$—	$20,662

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where indicated)
(Unaudited)

Note 1—Description of Business and Basis of Presentation

Operating as Spectrum Brands, United Industries Corporation (the Company) manufactures and markets one of the broadest lines of products in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents, fertilizers, growing media and soils under a variety of brand names. The Company’s national value and retail exclusive brands are targeted toward consumers who want products and packaging that are comparable or superior to, and at lower prices than, premium price brands, while certain of its other brands are designed for cost conscious consumers who want quality products. The Company’s products are marketed to mass merchandisers, home improvement centers, hardware chains, nurseries and garden centers.

As described further in Note 12, the Company’s operations are divided into three business segments: Lawn and Garden, Household and Contract. The Company’s lawn and garden brands include, among others, Spectracide®, Garden Safe®, Real-Kill® and No-Pest® in the controls category, as well as Sta-Green®, Vigoro®, Schultz® and Bandini® brands in the lawn and garden fertilizer and growing media categories. The Company’s household brands include, among others, Hot Shot®, Cutter® and Repel®. The Contract segment represents non-core products and includes various compounds and chemicals such as, among others, cleaning solutions and automotive products.

The accompanying consolidated financial statements include the accounts and balances of the Company and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company’s Annual Report on Form 10-K have been condensed or omitted for this report. As such, this report should be read in conjunction with the consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002. Certain amounts in the 2002 consolidated financial statements included herein have been reclassified to conform with the 2003 presentation, including the reclassification of cash overdrafts from operating activities to financing activities in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2002.

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

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 2—Stock-Based Compensation

The Company accounts for stock options issued to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and applies the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” Under APB No. 25 and related interpretations, compensation expense is recognized using the intrinsic value method for the difference between the exercise price of the options and the estimated fair value of the Company’s common stock on the date of grant.

SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the Company determined stock-based compensation expense using the fair value method. The following table presents net income (loss), as reported, stock-based compensation expense that would have been recorded using the fair value method and pro forma net income (loss) that would have been reported had the fair value method been applied:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(833)	$417	$33,981	$36,999
Stock-based compensation expense using the fair value method, net of tax	368	1,233	1,088	2,098
Pro forma net income (loss)	$(1,201)	$(816)	$32,893	$34,901

During the second quarter of 2003, 90,000 stock options were exercised at a price of $2.00 per share (not in thousands). In connection with this transaction, the related stockholder surrendered 9,569 shares each of Class A and Class B common stock to the Company, valued at less than $0.1 million in the aggregate based on the estimated fair value per share as determined by the Company’s Board of Directors on the date of surrender, to satisfy income tax withholding requirements. The Company recorded the transaction as treasury stock which is presented as a reduction of stockholders’ equity in the accompanying consolidated balance sheet as of September 30, 2003.

Note 3—Inventories

Inventories consist of the following:

	September 30,		December 31,
	2003	2002	2002
Raw materials	$24,607	$16,153	$27,853
Finished goods	48,883	32,242	65,750
Allowance for obsolete and slow-moving inventory	(5,920)	(4,395)	(5,841)
Total inventories, net	$67,570	$44,000	$87,762

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 4—Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	September 30,		December 31,
	2003	2002	2002
Machinery and equipment	$35,613	$36,137	$39,609
Office furniture, equipment and capitalized software	28,622	19,768	26,299
Transportation equipment	6,435	6,245	6,313
Leasehold improvements	3,163	8,645	9,512
Land and buildings	114	—	1,099
	73,947	70,795	82,832
Accumulated depreciation and amortization	(39,587)	(43,010)	(48,614)
Total equipment and leasehold improvements, net	$34,360	$27,785	$34,218

During the first quarter of 2003, the Company recorded a write-off of leasehold improvements related to leased office space that was exited in 2003 and disposed of certain equipment related to a manufacturing facility previously closed during 2002 with an aggregate gross historical cost of $10.3 million. No gain or loss was recognized in connection with the write-off and disposal as the assets were fully depreciated.

For the three months ended September 30, 2003 and 2002 and the year ended December 31, 2002, depreciation expense was $1.8 million, $2.3 million and $7.3 million, respectively. For the nine months ended September 30, 2003 and 2002, depreciation expense was $5.2 million and $6.7 million, respectively. As of September 30, 2003 and 2002 and December 31, 2002, the cost of transportation equipment held under capital lease was $5.3 million and related accumulated amortization was $4.1 million, $2.9 million, and $3.2 million, respectively.

Note 5—Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

		September 30, 2003			September 30, 2002			December 31, 2002
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Trade names	20-40	$61,548	$(2,558)	$58,990	$52,994	$(1,413)	$51,581	$64,025	$(1,918)	$62,107
Customer relationships	5-10	31,196	(4,527)	26,669	—	—	—	—	—	—
Supply agreement	7	5,694	(1,043)	4,651	5,694	—	5,694	5,694	(894)	4,800
Other intangible assets	25	604	(172)	432	—	—	—	5,401	(52)	5,349
Total intangible assets		$99,042	$(8,300)	90,742	$58,688	$(1,413)	57,275	$75,120	$(2,864)	72,256
Goodwill				6,176			25,449			28,612
Total goodwill and intangible assets, net				$96,918			$82,724			$100,868

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 5—Goodwill and Intangible Assets (Continued)

On January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separately from goodwill. SFAS No. 142, among other things, eliminates the amortization of goodwill and indefinite-lived intangible assets and requires them to be tested for impairment at least annually. During 2002, both at adoption and at the end of the year, the Company performed an impairment analysis of its goodwill. No impairment charges resulted from these analyses. Prospectively, the Company tests goodwill for impairment annually, or more frequently as warranted by events or changes in circumstances. During the year ended December 31, 2002, after giving effect to the purchase price reallocations described below and a $1.6 million post-acquisition adjustment, total goodwill in the amount of $1.9 million was recorded in connection with acquisitions. No amounts were recorded for goodwill during the three or nine months ended September 30, 2003.

Intangible assets include trade names, customer relationships, a supply agreement and other intangible assets, which are valued at acquisition through independent appraisals, where material, or using other valuation methods. Intangible assets are amortized using the straight-line method over periods ranging from 5 to 40 years. The useful lives of intangible assets were not revised as a result of the adoption of SFAS No. 142.

During the first quarter of 2003, the Company obtained the final report from an independent third party valuation firm of the assets acquired and liabilities assumed in its merger with Schultz Company (Schultz) in May 2002. The valuation report indicated the full value of the purchase price should be allocated to trade names, customer relationships and other identifiable intangible assets obtained in the merger with no value ascribed to goodwill. As a result, the Company reclassified $19.8 million from goodwill and $4.8 million from other intangible assets to customer relationships and is amortizing the customer relationships intangible asset using the straight-line method over four years, the remaining useful life as of the reclassification date. In addition, during the second quarter of 2003, the Company recorded a write-off of $0.7 million for inventory acquired in the merger with Schultz that has since been determined to be excessive. The write-off was recorded as an adjustment to the allocation of purchase price to intangible assets.

During the third quarter of 2003, the Company obtained the preliminary report from an independent third party valuation firm of the assets acquired and liabilities assumed in its acquisition of WPC Brands, Inc. (WPC Brands) in December 2002. The valuation report indicated the purchase price should be allocated to trade names and customer relationships obtained in the acquisition with $2.2 million ascribed to goodwill. As a result, the Company reclassified $4.8 million from trade names and $2.6 million from goodwill to customer relationships and certain other tangible assets. The Company is amortizing the customer relationships intangible asset using the straight-line method over the remaining useful lives which range from six to ten years.

During May 2003, the Company consummated the sale of all of the non-core product lines acquired in its acquisition of WPC Brands. The product lines sold include, among others, water purification tablets, first-aid kits and fish attractant products. Total assets and operating results associated with the product lines sold were not significant to the Company’s consolidated financial position or results of operations. No

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 5—Goodwill and Intangible Assets (Continued)

gain or loss was recorded as the sale price was approximately equal to the net book value of the assets and liabilities included in the sale.

The following table presents the reclassifications and reallocations described:

				Other	Goodwill by Segment
	Trade	Customer	Supply	Intangible	Lawn &	House-
	Names	Relationships	Agreement	Assets	Garden	hold	Contract	Total
Goodwill and intangible assets at December 31, 2002	$64,025	$—	$5,694	$5,401	$21,146	$6,496	$970	$103,732
Purchase price reallocation for Schultz	2,317	24,896	—	(4,797)	(15,021)	(3,970)	(783)	2,642
Purchase price reallocation for WPC Brands	(4,794)	6,300	—	—	(1,967)	(605)	(90)	(1,156)
Goodwill and intangible assets at September 30, 2003	61,548	31,196	5,694	604	$4,158	$1,921	$97	105,218
Accumulated amortization	(2,558)	(4,527)	(1,043)	(172)				(8,300)
Goodwill and intangible assets, net at September 30, 2003	$58,990	$26,669	$4,651	$432				$96,918

For the three months ended September 30, 2003 and 2002 and the year ended December 31, 2002, aggregate amortization expense related to intangible assets was $2.0 million, $0.3 million and $2.9 million, respectively. For the nine months ended September 30, 2003 and 2002, aggregate amortization expense related to intangible assets was $4.5 million and $1.0 million, respectively. The following table presents estimated amortization expense for intangible assets during each of the next five years:

Year	Amount
Remainder of 2003	$2,333
2004	9,164
2005	9,082
2006	9,012
2007	3,958

The Company’s unaudited consolidated results of operations on a pro forma basis, as if the merger of Schultz and the acquisition of WPC Brands had occurred on January 1, 2002, include net sales of $507.4 million and net income of $39.3 million for the nine months ended September 30, 2002. This unaudited pro forma financial information does not purport to be indicative of the consolidated results of operations that would have been achieved had these transactions been completed as of the assumed date or which may be obtained in the future.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 6—Other Assets

Other assets consist of the following:

	September 30,		December 31,
	2003	2002	2002
Deferred financing fees	$23,394	$20,922	$22,432
Accumulated amortization	(14,146)	(9,079)	(10,382)
Deferred financing fees, net	9,248	11,843	12,050
Other	995	972	975
Total other assets, net	$10,243	$12,815	$13,025

In connection with its issuance of 9 7/8% Series C senior subordinated notes in March 2003 and subsequent exchange for 9 7/8% Series D senior subordinated notes in July 2003 (see Note 9), the Company recorded $2.2 million of deferred financing fees which are being amortized over the term of the notes through April 1, 2009. In connection with the repayment of a portion of its outstanding obligations under the Senior Credit Facility in March 2003, using proceeds from the issuance of such notes, the Company recorded a write-off of $1.3 million of previously deferred financing fees. In connection with the prepayments on Term Loan B of $23.3 million in June 2003 and $20.0 million in September 2003, the Company recorded a write-off of $0.5 million of previously deferred financing fees. All of these charges are included in interest expense in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2003, as applicable.

Note 7—Accrued Expenses

Accrued expenses consist of the following:

	September 30,		December 31,
	2003	2002	2002
Advertising and promotions	$21,862	$26,112	$16,401
Facilities rationalization	477	2,682	1,563
Interest	12,404	7,406	3,777
Cash overdraft	—	—	1,506
Noncompete agreement	350	1,625	1,770
Preferred stock dividends	15,082	7,268	9,492
Salaries and benefits	3,997	2,906	4,357
Severance costs	258	878	869
Freight	1,082	1,337	441
Other	3,942	2,628	5,045
Total accrued expenses	$59,454	$52,842	$45,221

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 8—Charge for Facilities and Organizational Rationalization

During the fourth quarter of 2001, the Company recorded a charge of $8.5 million, which included $5.6 million related to facilities and organizational rationalization which primarily affected the Company’s Lawn and Garden segment results, $2.7 million of inventory obsolescence recorded in cost of goods sold and $0.2 million of various costs recorded in selling, general and administrative expenses. In connection therewith, 85 employees were terminated and provided severance benefits. Approximately $3.5 million of costs associated with the facilities and organizational rationalization, which related primarily to facility exit costs and resultant duplicate rent payments in 2002, were incurred by December 31, 2002. Amounts remaining in the facilities and organizational rationalization accrual as of September 30, 2003, and charged against the accrual during the nine months ended September 30, 2003, primarily represent costs associated with the restoration of leased facilities to their original condition, duplicate rent payments and severance costs which are anticipated to be incurred by the end of 2003.

The following table presents amounts charged against the facilities and organizational rationalization accrual:

	Facilities	Severance	Total
	Rationalization	Costs	Costs
Balance at December 31, 2002	$1,563	$379	$1,942
Charges against the accrual	(1,086)	(290)	(1,376)
Balance at September 30, 2003	$477	$89	$566

Note 9—Long-term Debt

Long-term debt, excluding capital lease obligation, consists of the following:

	September 30,		December 31,
	2003	2002	2002
Senior Credit Facility:
Term Loan A	$—	$32,285	$28,250
Term Loan B	152,767	198,040	222,465
Revolving Credit Facility	—	—	—
Senior Subordinated Notes:
9 7/8% Series B Senior Subordinated Notes	3,100	150,000	150,000
9 7/8% Series D Senior Subordinated Notes,including unamortized premium of $1.1 million	233,026	—	—
	388,893	380,325	400,715
Less current maturities and short-term borrowings	(797)	(9,095)	(9,222)
Total long-term debt, net of current maturities	$388,096	$371,230	$391,493

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 9—Long-term Debt (Continued)

Senior Credit Facility

The Senior Credit Facility, as amended as of March 14, 2003, is provided by Bank of America, N.A., Morgan Stanley Senior Funding, Inc. and Canadian Imperial Bank of Commerce and consists of (1) a $90.0 million revolving credit facility (the Revolving Credit Facility); (2) a $75.0 million term loan facility (Term Loan A); and (3) a $240.0 million term loan facility (Term Loan B). The Revolving Credit Facility and Term Loan A mature on January 20, 2005 and Term Loan B matures on January 20, 2006. The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the Revolving Credit Facility shall not exceed $10.0 million for 30 consecutive days during the period between August 1 and November 30 in each calendar year. As of September 30, 2003 and December 31, 2002, the clean-down period had been completed and no amounts were outstanding under the Revolving Credit Facility. There were no compensating balance requirements during each of the periods presented.

The amendment to the Senior Credit Facility dated March 14, 2003 permitted the issuance of 9 7/8% Series C senior subordinated notes due 2009 (the Series C Notes) and 9 7/8% Series D senior subordinated notes due 2009 (the Series D Notes). The Company issued the Series C Notes in March 2003 and offered the Series D Notes in June and July 2003 in exchange for outstanding Series B Notes and Series C Notes. This amendment did not change any other existing covenants of the Senior Credit Facility.

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

The Senior Credit Facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative covenants place restrictions on, among other things, levels of investments, indebtedness, insurance, capital expenditures and dividend payments. The financial covenants require the maintenance of certain financial ratios at defined levels. As of and during the nine months ended September 30, 2003 and 2002 and the year ended December 31, 2002, the Company was in compliance with all covenants. While the Company does not anticipate an event of non-compliance in the foreseeable future, such an event would require the Company to request a waiver or an amendment to the Senior Credit Facility. Amending the Senior Credit Facility could result in changes to the Company’s borrowing capacity or its effective interest rates. Under the agreements, interest rates on the Revolving Credit Facility, Term Loan A and Term Loan B range from 1.50% to 4.00% above LIBOR, depending on certain financial ratios. LIBOR was 1.16% as of September 30, 2003, 1.81% as of September 30, 2002 and 1.38% as of December 31, 2002. Unused commitments under the Revolving Credit Facility are subject to a 0.5% annual commitment fee. The interest rate of Term Loan A was 4.67% as of December 31, 2002. The interest rate of Term Loan B was 5.11% and 6.93% as of September 30, 2003 and 2002, respectively, and 5.42% as of December 31, 2002.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 9—Long-term Debt (Continued)

The Senior Credit Facility may be prepaid in whole or in part at any time without premium or penalty. During the nine months ended September 30, 2003, the Company made principal payments of $28.3 million to fully repay Term Loan A and $69.2 million on Term Loan B, which primarily represent optional principal prepayments. In connection with these prepayments, the Company recorded write-offs totaling $1.8 million in previously deferred financing fees which are included in interest expense in the accompanying consolidated statement of operations for the nine months ended September 30, 2003. For the year ended December 31, 2002, the Company made principal payments of $11.0 million on Term Loan A and $2.0 million on Term Loan B, which included optional principal prepayments of $6.3 million on Term Loan A and $1.1 million on Term Loan B. The optional prepayments in the nine months ended September 30, 2003 were made to remain several quarterly payments ahead of the regular payment schedule. Under the Senior Credit Facility, each prepayment may be applied to the next principal repayment installments. The Company remains several principal payments ahead of schedule on Term Loan B and intends to pay a full year of principal installments in 2003 in accordance with the terms of the Senior Credit Facility.

The carrying amount of the Company’s obligations under the Senior Credit Facility approximates fair value because the interest rates are based on floating interest rates identified by reference to market rates.

Senior Subordinated Notes

In November 1999, the Company issued $150.0 million in aggregate principal amount of 9 7/8% Series B senior subordinated notes (the Series B Notes) due April 1, 2009. Interest accrues at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1. As further described below, as of September 30, 2003, $3.1 million of the Series B Notes were outstanding.

In March 2003, the Company issued $85.0 million in aggregate principal amount of 9 7/8% Series C Notes due April 1, 2009 in a private placement. Gross proceeds from the issuance were $86.3 million and included a premium of $1.275 million which was being amortized over the term of the Series C Notes using the effective interest method. Interest on the Series C Notes accrued at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1. Net proceeds of $84.1 million were used to repay $30.0 million of the Revolving Credit Facility, fully repay $28.3 million outstanding under Term Loan A and repay $25.9 million outstanding under Term Loan B. The Series C Notes were issued with terms substantially similar to the Series B Notes. In connection with its issuance of the Series C Notes, the Company recorded $2.2 million of deferred financing fees which are being amortized over the term of the Series C Notes. As further described below, as of September 30, 2003, there were no Series C Notes outstanding.

In May 2003, the Company registered $85.0 million in aggregate principal amount of 9 7/8% Series D Notes (collectively with the Series B Notes and Series C Notes, the Senior Subordinated Notes), with terms substantially similar to the Series B Notes and the Series C Notes, with the U.S. Securities and Exchange Commission and offered to exchange the Series D Notes for up to 100% of the Series B Notes and Series C Notes. The exchange offering closed in July 2003, resulting in $85.0 million, or 100%, of the Series C Notes being exchanged and $146.9 million, or 98%, of the Series B Notes being exchanged. As of September 30, 2003, $3.1 million of the Series B Notes and $233.0 million of the Series D Notes were outstanding.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 9—Long-term Debt (Continued)

The Company’s indentures governing all of the outstanding Senior Subordinated Notes contain a number of significant covenants that could restrict the Company’s ability to:

•       incur more debt;

•       pay dividends or make other distributions;

•       issue stock of subsidiaries;

•       make investments;

•       repurchase stock;

•       create subsidiaries;

•       create liens;

•       enter into transactions with affiliates;

•       enter into sale and leaseback transactions;

•       merge or consolidate; and

•       transfer and sell assets.

The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of repayment under the applicable agreements. Any default under the Company’s indentures governing the Senior Subordinated Notes might adversely affect the Company’s growth, financial condition, results of operations and the ability to make payments on the Senior Subordinated Notes or meet other obligations.

The fair value of the Senior Subordinated Notes was $243.2 million and $149.6 million as of September 30, 2003 and 2002, respectively, and $151.5 million as of December 31, 2002, based on their quoted market price on such dates. In accordance with the indentures governing the Senior Subordinated Notes, the Senior Subordinated Notes are unconditionally and jointly and severally guaranteed by the Company’s wholly owned subsidiaries (see Note 14).

Aggregate future principal payments of long-term debt, excluding unamortized premium and capital lease obligation, as of September 30, 2003 are as follows:

Year	Amount
Remainder of 2003	$—
2004	1,194
2005	113,780
2006	37,793
2007	—
Thereafter	235,000
$387,767

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 10—Contingencies

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as standby letters of credit and indemnifications, which are not reflected in the accompanying consolidated balance sheets. As of September 30, 2003 and 2002 and December 31, 2002, the Company had $2.5 million, $1.3 million and $1.9 million, respectively, in standby letters of credit pledged as collateral to support the lease of its primary distribution facility in St. Louis, a United States customs bond, certain product purchases, various workers’ compensation obligations and transportation equipment. These agreements mature at various dates through July 2004 and may be renewed as circumstances warrant. Such financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In the Company’s past experience, no claims have been made against these financial instruments nor does management expect any losses to result from them.

The Company is the lessee under a number of equipment and property leases, as described above. It is common in such commercial lease transactions for the Company to agree to indemnify the lessor for the value of the property or equipment leased should it be damaged during the course of the Company’s operations. The Company expects that any losses that may occur with respect to the leased property would be covered by insurance, subject to deductible amounts.

The Company has entered into certain derivative hedging instruments and other commitments to purchase granular urea during 2003 (see Note 11).

The Company is involved from time to time in routine legal matters and other claims incidental to its business. When it appears probable in management’s judgment that the Company will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, liabilities are recorded in the consolidated financial statements and charges are recorded against earnings. Management believes that it is remote the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

Note 11—Accounting for Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in interest rates and raw materials prices. The Company has established policies and procedures that govern the management of these exposures through the use of derivative hedging instruments, including swap agreements. The Company’s objective in managing its exposure to such fluctuations is to decrease the volatility of earnings and cash flows associated with changes in interest rates and certain raw materials prices. To achieve this objective, the Company periodically enters into swap agreements with values that change in the opposite direction of anticipated cash flows. The Company considers the financial stability and credit standing of its counter parties for such agreements. Derivative instruments related to forecasted raw materials purchases are considered to hedge future cash flows, and the effective portion of any gain or loss is included in accumulated other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized currently in earnings.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 11—Accounting for Derivative Instruments and Hedging Activities (Continued)

While management expects these instruments and agreements to manage the Company’s exposure to such price fluctuations, no assurance can be provided that the instruments will be effective in fully mitigating exposure to these risks, nor can assurance be provided that the Company will be successful in passing on pricing increases to its customers.

The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting treatment. The cash flows of the derivative instruments are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. Changes in the fair value of agreements designated as derivative hedging instruments are reported as either an asset or liability in the accompanying consolidated balance sheets with the associated unrealized gain or loss reflected in accumulated other comprehensive income. Any amounts included in accumulated other comprehensive income are subsequently reclassified into cost of goods sold or interest expense, as applicable, in the same period in which the underlying hedged transactions affect earnings. As of December 31, 2002, an unrealized loss of less than $0.1 million related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive income. No such instruments were outstanding at September 30, 2003 or 2002.

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

For the nine months ended September 30, 2003, the Company reclassified $1.4 million from accumulated other comprehensive income into cost of goods sold representing a gain on raw materials derivative hedging instruments. No such amounts were recorded during the nine months ended September 30, 2002 or year ended December 31, 2002.

Note 12—Segment Information

During the third quarter of 2002, the Company began reporting its operating results using three reportable segments: Lawn and Garden, Household and Contract. Segments were established primarily by product type which represents the basis upon which management, including the CEO who is the chief operating decision maker of the Company, reviews and assesses the Company’s financial performance. The Lawn and Garden segment primarily consists of dry, granular slow-release lawn fertilizers, lawn fertilizer combination and lawn control products, herbicides, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils and other growing media products and insecticide products. Products are marketed to mass merchandisers, home improvement centers, hardware chains, nurseries and garden centers. This segment includes, among others, the Company’s Spectracide, Garden Safe, Schultz, Vigoro, Sta-Green, Bandini, Real-Kill and No-Pest brands.

The Household segment represents household insecticides and insect repellents that allow consumers to achieve and maintain a pest-free household and repel insects. The Household segment includes the Company’s Hot Shot, Cutter and Repel brands, as well as a number of private label and other products.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 12—Segment Information (Continued)

The Contract segment represents mainly non-core products, some of which are private label, and includes various compounds and chemicals such as, among others, cleaning solutions and automotive products.

The table which follows presents certain financial segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” for the three and nine months ended September 30, 2003 and 2002. The accounting policies of the reportable segments are the same as those described in the summary of significant polices in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002, as applicable. The segment financial information presented includes comparative periods prepared on a basis consistent with the current year presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales:
Lawn and Garden	$70,216	$64,465	$358,086	$319,044
Household	32,563	29,406	121,151	98,057
Contract	1,240	6,806	9,597	15,103
Total net sales	$104,019	$100,677	$488,834	$432,204
Operating income (loss):
Lawn and Garden	$474	$1,372	$51,066	$42,381
Household	6,765	5,963	31,186	26,813
Contract	(165)	566	181	1,184
Total operating income	$7,074	$7,901	$82,433	$70,378
Operating margin:
Lawn and Garden	0.7%	2.1%	14.3%	13.3%
Household	20.8%	20.3%	25.7%	27.3%
Contract	-13.3%	8.3%	1.9%	7.8%
Total operating margin	6.8%	7.8%	16.9%	16.3%

Operating income represents earnings before net interest expense and income tax expense. Operating income is the measure of profitability used by management to assess the Company’s financial performance. Operating margin represents operating income as a percentage of net sales.

The majority of the Company’s sales are conducted with customers in the United States. The Company’s international sales comprise less than 2% of total net sales. In addition, no single item comprises more than 10% of the Company’s net sales. For the three months ended September 30, 2003 and 2002, the Company’s three largest customers were responsible for 75% and 72% of net sales, respectively. For the nine months ended September 30, 2003 and 2002, the Company’s three largest customers were responsible for 71% and 69% of net sales, respectively.

As the Company’s assets support production across all segments, they are managed on an entity-wide basis at the corporate level and are not recorded or analyzed by segment. However, goodwill has been

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 12—Segment Information (Continued)

allocated to each segment based on the percentage of sales represented by product lines acquired in the Company’s merger with Schultz and acquisition of WPC Brands in 2002. Substantially all of the Company’s assets are located in the United States.

Note 13—Shipping and Handling Costs

Certain shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. These costs primarily consist of personnel and other general and administrative costs associated with the Company’s distribution facilities, and to a lesser extent, some costs related to the shipment of goods between the Company’s facilities. For the three months ended September 30, 2003 and 2002 and the year ended December 31, 2002, these costs were $5.0 million, $5.1 million and $15.7 million, respectively. For the nine months ended September 30, 2003 and 2002, these costs were $17.2 million and $12.2 million, respectively. The remaining shipping and handling costs comprise those costs associated with shipping goods to customers and receiving supplies from vendors and are included in cost of goods sold in the accompanying consolidated statements of operations.

Note 14—Financial Information for Subsidiary Guarantors

The Company’s Senior Subordinated Notes are unconditionally and jointly and severally guaranteed by all of the Company’s existing subsidiaries. The Company’s subsidiaries are 100% owned by the Company. The consolidating financial information below is presented as of and for the three and nine months ended September 30, 2003 and 2002 and has been prepared in accordance with the requirements for presentation of such information. The Company believes that separate financial statements concerning each guarantor subsidiary would not be material to investors and that the information presented herein provides sufficient detail to determine the nature of the aggregate financial position, results of operations and cash flows of the guarantor subsidiaries.

The Company’s investment in subsidiaries is accounted for using the equity method of accounting. Earnings of the subsidiaries are reflected in the respective investment accounts of the parent company accordingly. The investments in subsidiaries and all intercompany balances and transactions have been eliminated. Various assumptions and estimates were used to establish the financial statements of such subsidiaries for the information presented herein.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 14—Financial Information for Subsidiary Guarantors (Continued)

UNITED INDUSTRIES CORPORATION
BALANCE SHEET
AS OF SEPTEMBER 30, 2003
(unaudited)

		Subsidiary
	Parent	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$43,382	$740	$—	$44,122
Accounts receivable, net	53,946	2,518	—	56,464
Inventories	34,783	32,787	—	67,570
Prepaid expenses and other current assets	9,751	307	—	10,058
Total current assets	141,862	36,352	—	178,214
Equipment and leasehold improvements, net	29,618	4,742	—	34,360
Investment in subsidiaries	25,499	—	(25,499)	—
Intercompany assets	67,693	5,938	(73,631)	—
Deferred tax asset	85,840	426	—	86,266
Goodwill and intangible assets, net	46,475	50,443	—	96,918
Other assets, net	9,522	721	—	10,243
Total assets	$406,509	$98,622	$(99,130)	$406,001
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and capital lease obligation	$1,341	$—	$—	$1,341
Accounts payable	12,295	3,566	—	15,861
Accrued expenses	57,590	1,864	—	59,454
Total current liabilities	71,226	5,430	—	76,656
Long-term debt, net of current maturities	388,096	—	—	388,096
Capital lease obligation, net of current maturities	3,333	—	—	3,333
Other liabilities	3,199	—	—	3,199
Intercompany liabilities	5,938	67,693	(73,631)	—
Total liabilities	471,792	73,123	(73,631)	471,284
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock	—	—	—	—
Common stock	665	—	—	665
Treasury stock	(96)	—	—	(96)
Warrants and options	11,745	—	—	11,745
Investment from parent	—	23,708	(23,708)	—
Additional paid-in capital	210,806	—	—	210,806
Accumulated deficit	(259,233)	1,791	(1,791)	(259,233)
Common stock subscription receivable	(23,363)	—	—	(23,363)
Common stock repurchase option	(2,636)	—	—	(2,636)
Common stock held in grantor trust	(2,847)	—	—	(2,847)
Loans to executive officer	(324)	—	—	(324)
Total stockholders’ equity (deficit)	(65,283)	25,499	(25,499)	(65,283)
Total liabilities and stockholders’ equity (deficit)	$406,509	$98,622	$(99,130)	$406,001

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 14—Financial Information for Subsidiary Guarantors (Continued)

UNITED INDUSTRIES CORPORATION
BALANCE SHEET
AS OF SEPTEMBER 30, 2002
(unaudited)

		Subsidiary
	Parent	Guarantor	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$47,174	$—	$—	$47,174
Accounts receivable, net	49,114	6,998	—	56,112
Inventories	32,399	11,601	—	44,000
Prepaid expenses and other current assets	5,814	493	—	6,307
Total current assets	134,501	19,092	—	153,593
Equipment and leasehold improvements, net	24,391	3,394	—	27,785
Investment in subsidiaries	1,421	—	(1,421)	—
Intercompany assets	48,803	—	(48,803)	—
Deferred tax asset	100,688	357	—	101,045
Goodwill and intangible assets, net	43,395	39,329	—	82,724
Other assets, net	12,480	335	—	12,815
Total assets	$365,679	$62,507	$(50,224)	$377,962
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and capital lease obligation	$9,530	$—	$—	$9,530
Accounts payable	16,240	5,638	—	21,878
Accrued expenses	50,167	2,675	—	52,842
Total current liabilities	75,937	8,313	—	84,250
Long-term debt, net of current maturities	371,230	—	—	371,230
Capital lease obligation, net of current maturities	3,892	—	—	3,892
Other liabilities	674	3,970	—	4,644
Intercompany liabilities	—	48,803	(48,803)	—
Total liabilities	451,733	61,086	(48,803)	464,016
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock	—	—	—	—
Common stock	664	—	—	664
Warrants and options	11,888	—	—	11,888
Investment from parent	—	981	(981)	—
Additional paid-in capital	206,827	—	—	206,827
Accumulated deficit	(273,622)	440	(440)	(273,622)
Common stock subscription receivable	(26,071)	—	—	(26,071)
Common stock repurchase option	(2,636)	—	—	(2,636)
Common stock held in grantor trust	(2,700)	—	—	(2,700)
Loans to executive officer	(404)	—	—	(404)
Total stockholders’ equity (deficit)	(86,054)	1,421	(1,421)	(86,054)
Total liabilities and stockholders’ equity (deficit)	$365,679	$62,507	$(50,224)	$377,962

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 14—Financial Information for Subsidiary Guarantors (Continued)

UNITED INDUSTRIES CORPORATION
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
(unaudited)

		Subsidiary
	Parent	Guarantors	Eliminations	Consolidated
Net sales before promotion expense	$102,169	$25,186	$(14,916)	$112,439
Promotion expense	7,864	556	—	8,420
Net sales	94,305	24,630	(14,916)	104,019
Operating costs and expenses:
Cost of goods sold	56,989	24,471	(16,710)	64,750
Selling, general and administrative expenses	27,682	2,719	1,794	32,195
Equity (income) loss in subsidiaries	1,677	—	(1,677)	—
Total operating costs and expenses	86,348	27,190	(16,593)	96,945
Operating income (loss)	7,957	(2,560)	1,677	7,074
Interest expense, net	8,464	141	—	8,605
Income (loss) before income tax expense (benefit)	(507)	(2,701)	1,677	(1,531)
Income tax expense (benefit)	326	(1,024)	—	(698)
Net income (loss)	$(833)	$(1,677)	$1,677	$(833)

UNITED INDUSTRIES CORPORATION
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
(unaudited)

		Subsidiary
	Parent	Guarantor	Eliminations	Consolidated
Net sales before promotion expense	$96,097	$15,275	$—	$111,372
Promotion expense	10,017	678	—	10,695
Net sales	86,080	14,597	—	100,677
Operating costs and expenses:
Cost of goods sold	52,946	12,263	—	65,209
Selling, general and administrative expenses	24,896	2,671	—	27,567
Equity (income) loss in subsidiaries	248	—	(248)	—
Total operating costs and expenses	78,090	14,934	(248)	92,776
Operating income (loss)	7,990	(337)	248	7,901
Interest expense, net	7,386	—	—	7,386
Income (loss) before income tax expense	604	(337)	248	515
Income tax expense (benefit)	187	(89)	—	98
Net income (loss)	$417	$(248)	$248	$417

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 14—Financial Information for Subsidiary Guarantors (Continued)

UNITED INDUSTRIES CORPORATION
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(unaudited)

		Subsidiary
	Parent	Guarantors	Eliminations	Consolidated
Net sales before promotion expense	$440,691	$177,457	$(89,748)	$528,400
Promotion expense	36,173	3,393	—	39,566
Net sales	404,518	174,064	(89,748)	488,834
Operating costs and expenses:
Cost of goods sold	232,263	152,234	(87,195)	297,302
Selling, general and administrative expenses	95,623	16,029	(2,553)	109,099
Equity (income) loss in subsidiaries	(3,331)	—	3,331	—
Total operating costs and expenses	324,555	168,263	(86,417)	406,401
Operating income (loss)	79,963	5,801	(3,331)	82,433
Interest expense, net	27,197	428	—	27,625
Income (loss) before income tax expense	52,766	5,373	(3,331)	54,808
Income tax expense	18,785	2,042	—	20,827
Net income (loss)	$33,981	$3,331	$(3,331)	$33,981

UNITED INDUSTRIES CORPORATION
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(unaudited)

		Subsidiary
	Parent	Guarantor	Eliminations	Consolidated
Net sales before promotion expense	$435,219	$36,173	$—	$471,392
Promotion expense	37,844	1,344	—	39,188
Net sales	397,375	34,829	—	432,204
Operating costs and expenses:
Cost of goods sold	246,010	28,673	—	274,683
Selling, general and administrative expenses	81,541	5,602	—	87,143
Equity (income) loss in subsidiaries	(440)	—	440	—
Total operating costs and expenses	327,111	34,275	440	361,826
Operating income (loss)	70,264	554	(440)	70,378
Interest expense, net	24,582	9	—	24,591
Income (loss) before income tax expense	45,682	545	(440)	45,787
Income tax expense	8,683	105	—	8,788
Net income (loss)	$36,999	$440	$(440)	$36,999

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 14—Financial Information for Subsidiary Guarantors (Continued)

UNITED INDUSTRIES CORPORATION
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(unaudited)

		Subsidiary
	Parent	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$33,981	$3,331	$(3,331)	$33,981
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	3,945	5,790	—	9,735
Amortization of deferred financing fees	4,747	—	—	4,747
Deferred income tax expense	18,518	357	—	18,875
Equity (income) loss in subsidiaries	(3,331)		3,331	—
Changes in operating assets and liabilities, net of effects from disposition:
Accounts receivable	52,750	2,312	(89,748)	(34,686)
Inventories	(76,221)	7,297	87,195	18,271
Prepaid expenses and other current assets	(218)	1,498	—	1,280
Other assets	(3,871)	3,222	—	(649)
Accounts payable	1,349	(12,167)	—	(10,818)
Accrued expenses	12,131	(4,012)	—	8,119
Other operating activities, net	(4,978)	582	2,553	(1,843)
Net cash flows from operating activities	38,802	8,210	—	47,012
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(6,724)	—	—	(6,724)
Proceeds from sale of WPC product lines	4,204	—	—	4,204
Net cash flows used in investing activities	(2,520)	—	—	(2,520)
Cash flows from financing activities:
Proceeds from issuance of senior subordinated notes	86,275	—	—	86,275
Proceeds from borrowings on revolver	40,000			40,000
Proceeds from issuance of common stock	84	—	—	84
Payments received for common stock subscription receivable	2,863	—	—	2,863
Payments received on loans to executive officer	80			80
Repayment of borrowings on revolver and other debt	(138,572)	—	—	(138,572)
Payments for debt issuance costs	(2,924)	—	—	(2,924)
Change in cash overdraft	1,506	—	—	1,506
Other financing and intercompany activities	7,597	(7,597)	—	—
Net cash flows from (used in) financing activities	(3,091)	(7,597)	—	(10,688)
Net increase in cash and cash equivalents	33,191	613	—	33,804
Cash and cash equivalents, beginning of period	10,191	127	—	10,318
Cash and cash equivalents, end of period	$43,382	$740	$—	$44,122

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 14—Financial Information for Subsidiary Guarantors (Continued)

UNITED INDUSTRIES CORPORATION
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(unaudited)

		Subsidiary
	Parent	Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$36,999	$440	$(440)	$36,999
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation and amortization	7,587	544	—	8,131
Amortization of deferred financing fees	1,977	—	—	1,977
Deferred income tax expense	8,788	—	—	8,788
Equity (income) loss in subsidiaries	(440)	—	440	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(27,529)	19,631	—	(7,898)
Inventories	16,693	1,420	—	18,113
Prepaid expenses and other current assets	677	537	—	1,214
Other assets	38,626	(37,961)	—	665
Accounts payable	(94)	(10,771)	—	(10,865)
Accrued expenses	31,925	(21,379)		10,546
Other operating activities, net	(15)	402	—	387
Net cash flows from (used in) operating activities	115,194	(47,137)	—	68,057
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(2,641)	(549)	—	(3,190)
Payments for Schultz acquisition, net of cash acquired	(38,300)	—	—	(38,300)
Net cash flows used in investing activities	(40,941)	(549)	—	(41,490)
Cash flows from financing activities:
Proceeds from additional debt	65,000	—	—	65,000
Proceeds from issuance of common stock	17,500	—	—	17,500
Repayment of borrowings on revolver and other debt	(52,778)	—	—	(52,778)
Payments received for common stock subscription receivable	1,250			1,250
Payments for debt issuance costs	(3,239)	—	—	(3,239)
Repayment on cash overdraft	(7,126)	—	—	(7,126)
Other financing and intercompany activities	(47,686)	47,686	—	—
Net cash flows from (used in) financing activities	(27,079)	47,686	—	20,607
Net increase in cash and cash equivalents	47,174	—	—	47,174
Cash and cash equivalents, beginning of period	—	—	—	—
Cash and cash equivalents, end of period	$47,174	$—	$—	$47,174

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 15—Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 will not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires the classification of such financial instruments as a liability (or an asset in certain circumstances). Many of those instruments were previously permitted to be classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 will not have a material impact on the Company’s consolidated financial statements.

Note 16—Subsequent Event

On October 22, 2003, the Company gave notice regarding the termination of the In-Store Services Agreement, as amended (the Agreement), between it and Bayer Corporation and Bayer Advanced, L.L.C. (together referred to herein as Bayer). Upon termination of the Agreement, which will become effective in December 2003, the Company will no longer be obligated to perform certain merchandising services for Bayer. Accordingly, the Company’s remaining liability, which totaled approximately $0.7 million as of September 30, 2003, will be fully amortized in the fourth quarter of 2003 and reflected in other income in the consolidated statement of operations. Also following termination of the Agreement, the Company will have 365 days to exercise an option to repurchase all of its stock previously issued to Bayer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our consolidated financial condition and results of operations included herein should be read in conjunction with our historical financial information included in the consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report. Future results could differ materially from those discussed below for many reasons, including the risks discussed elsewhere in this Quarterly Report and in our Annual Report filed on Form 10-K, as amended, for the year ended December 31, 2002.

Overview

Operating as Spectrum Brands, we are majority owned by UIC Holdings, L.L.C. and are the leading manufacturer and marketer of value-oriented products for the consumer lawn and garden care and insect control markets in the United States. Under a variety of brand names, we manufacture and market one of the broadest lines of products in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents, fertilizers, growing media and soils. Our operations are divided into three business segments: Lawn and Garden, Household and Contract. We believe that the key growth factors for the $2.8 billion consumer lawn and garden and $0.9 billion household insecticide and repellents markets in the United States include:

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

We do not believe that our historical financial condition and results of operations are accurate indicators of future results because of certain significant past events. Those events include merger and acquisition activities, strategic transactions and equity and debt financing transactions over the last several years. Furthermore, our sales are highly seasonal in nature and are susceptible to weather conditions that vary from year to year. For more information, see the section entitled “Certain Trends and Uncertainties” which follows.

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

Revenue Recognition.   Net sales represent gross sales less any applicable customer discounts from list price, customer sales returns and promotion expense through cooperative programs with our customers. The provision for customer returns is based on historical sales returns and analysis of credit memos and other relevant information. If the historical or other data used to develop these estimates do not properly reflect future returns, net sales may require adjustment. Sales reductions related to customer returns were $3.5 million for the three months ended September 30, 2003, $2.3 million for the three months ended September 30, 2002, $10.6 million for the nine months ended September 30, 2003 and $4.5 million for the nine months ended September 30, 2002. Amounts included in accounts receivable reserves for sales returns were $2.7 million as of September 30, 2003, $3.3 million as of September 30, 2002 and $2.0 million as of December 31, 2002.

Inventories.   Inventories are reported at the lower of cost or market. Cost is determined using a standard costing system that approximates the first-in, first-out method and includes raw materials, direct labor and overhead. An allowance for potentially obsolete or slow-moving inventory is recorded based on our analysis of inventory levels and future sales forecasts. In the event that our estimates of future usage and sales differ from actual results, the allowance for obsolete or slow-moving inventory may be adjusted. Amounts recorded for potentially obsolete or slow-moving inventory were decreased by $0.5 million for the three months ended September 30, 2003, reduced by $0.2 million for the three months ended September 30, 2002, increased by $0.1 million for the nine months ended September 30, 2003 and increased by $1.7 million for the nine months ended September 30, 2002. The allowance for potentially obsolete or slow-moving inventory was $5.9 million as of September 30, 2003, $4.4 million as of September 30, 2002 and $5.8 million as of December 31, 2002.

Promotion Expense.   We advertise and promote our products through cooperative programs with our customers. Advertising and promotion costs are expensed as incurred, although costs incurred during interim periods are generally expensed ratably in relation to revenues. We develop an estimate of the amount of costs that have been incurred by the retailers under our cooperative programs based on an analysis of specific programs offered to retailers and historical information. Actual costs incurred may differ significantly from our estimates if factors such as the level of participation and success of the retailers’ programs or other conditions differ from our expectations. Promotion expense, including cooperative programs with customers, is recorded as a reduction of sales and was $8.4 million for the three months ended September 30, 2003, $10.7 million for the three months ended September 30, 2002, $39.6 million for the nine months ended September 30, 2003 and $39.2 million for the nine months ended September 30, 2002. Accrued advertising and promotion expense was $21.9 million as of September 30, 2003, $26.1 million as of September 30, 2002 and $16.4 million as of December 31, 2002. In addition, we advertise and promote our products through national and regional media separately from promotions with customers. These costs are included in selling, general and administrative expenses in our consolidated statements of operations and were $2.8 million for the three months ended September 30, 2003, $1.0 million for the three months ended September 30, 2002, $10.7 million for the nine months ended September 30, 2003 and $3.9 million for the nine months ended September 30, 2002.

Income Taxes.   Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. Judgment is required to determine income tax expense, deferred tax assets, and any related valuation allowance, and deferred tax liabilities. We have recorded a valuation allowance of $104.1 million as of September 30, 2003 due to uncertainties related to the ability to utilize some of the deferred tax assets, primarily consisting of certain net operating loss carryforwards that were generated in 1999 through 2002 and deductible goodwill recorded in connection with our recapitalization in 1999. The valuation allowance is based on our estimates of future taxable income by jurisdiction in which the deferred tax assets will be recoverable.

We generated net operating losses for tax purposes for each of the years 1999 through 2002. Our current estimates indicate that we might possibly generate taxable income for 2003. If we achieve such results, 2003 would be the first year that taxable income would be generated since our recapitalization in 1999. In conjunction with the development of our budget for 2004 and beyond, which will occur during the fourth quarter of 2003, we may determine the valuation allowance will need to be reduced or eliminated. Any adjustment to the valuation allowance could materially impact our consolidated financial position and results of operations by significantly increasing total assets, stockholders’ equity, income tax benefit and net income. In addition, beginning in 2003 our effective tax rate is 38%, absent any reduction of the valuation allowance that may occur, as previously described. Despite the increase in our effective tax rate from 19% in 2002, approximately 95% of our income tax expense is deferred, requiring no significant cash payments for the foreseeable future.

Goodwill and Other Intangible Assets.   We have acquired intangible assets or made acquisitions in the past that resulted in the recording of goodwill and other intangible assets, including our merger with Schultz Company in May 2002 and our acquisition of WPC Brands, Inc. in December 2002. Effective in 2002, goodwill is no longer amortized and is subject to impairment testing at least annually. We evaluate the recoverability of long-lived assets, including goodwill and other intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include, among others, such factors as changes in technological advances, fluctuations in the fair value of such assets and adverse changes in relationships with customers and vendors. If a review indicates that the carrying value of goodwill and other intangible assets are not recoverable, the carrying values of such assets are reduced to their estimated fair value, thereby resulting in the recognition of an impairment loss.

Recent Developments—Strategic Relationship with Bayer

On October 22, 2003, we gave notice regarding the termination of the In-Store Services Agreement, as amended (the Agreement), between us and Bayer Corporation and Bayer Advanced, L.L.C. (together referred to herein as Bayer). Upon termination of the Agreement, which will become effective in December 2003, we will no longer be obligated to perform certain merchandising services for Bayer. Accordingly, our remaining liability, which totaled approximately $0.7 million as of September 30, 2003, will be fully amortized in the fourth quarter of 2003 and reflected in other income in the consolidated statement of operations. Also following termination of the Agreement, we will have 365 days to exercise an option to repurchase all of our stock previously issued to Bayer.

Results of Operations

During the third quarter of 2002, we began reporting operating results using three reportable segments, as follows:

•       Lawn and Garden (67.5% of third quarter 2003 net sales and 64.0% of third quarter 2002 net sales). This segment includes dry, granular slow-release lawn fertilizers, lawn fertilizer combined with lawn control products, herbicides, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils and other growing media products, and insecticide products. This segment includes, among others, our Spectracide, Garden Safe, Real-Kill, No-Pest, Sta-Green, Vigoro, Schultz and Bandini brands.

•       Household (31.3% of third quarter 2003 net sales and 29.2% of third quarter 2002 net sales). This segment includes household insecticides and insect repellents that allow consumers to repel insects and maintain a pest-free household. This segment includes our Hot Shot, Cutter and Repel brands, as well as a number of private label and other products.

•       Contract (1.2% of third quarter 2003 net sales and 6.8% of third quarter 2002 net sales). This segment represents mainly non-core products, some of which are private label, and includes various compounds and chemicals such as, among others, cleaning solutions and automotive products.

All prior year results and discussion which follow reflect the segments described above.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

The following table presents amounts and the percentages of net sales that items in the accompanying consolidated statements of operations constitute for the periods presented:

	Three Months Ended September 30,
	2003		2002
Net sales by segment:
Lawn and Garden	$70,216	67.5%	$64,465	64.0%
Household	32,563	31.3%	29,406	29.2%
Contract	1,240	1.2%	6,806	6.8%
Total net sales	104,019	100.0%	100,677	100.0%
Operating costs and expenses:
Cost of goods sold	64,750	62.2%	65,209	64.8%
Selling, general and administrative expenses	32,195	31.0%	27,567	27.4%
Total operating costs and expenses	96,945	93.2%	92,776	92.2%
Operating income (loss) by segment:
Lawn and Garden	474	0.5%	1,372	1.4%
Household	6,765	6.4%	5,963	5.9%
Contract	(165)	-0.1%	566	0.5%
Total operating income	7,074	6.8%	7,901	7.8%
Interest expense, net	8,605	8.3%	7,386	7.3%
Income (loss) before income tax expense (benefit)	(1,531)	-1.5%	515	0.5%
Income tax expense (benefit)	(698)	-0.7%	98	0.1%
Net income (loss)	$(833)	-0.8%	$417	0.4%

Net Sales.   Net sales represent gross sales less any applicable customer discounts from list price, customer sales returns and promotion expense through cooperative programs with our customers. Net sales increased $3.3 million, or 3.3%, to $104.0 million for the three months ended September 30, 2003 from $100.7 million for the three months ended September 30, 2002. The increase, related to our Lawn and Garden and Household segments, as well as the change in our sales mix by segment, were primarily due to expanded sales of existing and new product lines described further below and our acquisition of WPC Brands in December 2002, which contributed $6.0 million to the increase in total net sales. This increase was partially offset by a decline in charcoal sales in the Contract segment of $6.1 million due to our cessation of charcoal distribution and a decline in sales of certain existing products in the Household segment during the three months ended September 30, 2003.

Net sales in the Lawn and Garden segment increased $5.7 million, or 8.8%, to $70.2 million for the three months ended September 30, 2003 from $64.5 million for the three months ended September 30, 2002. Net sales of this segment increased primarily due to increased sales of our Spectracide products, offset partially by retailers maintaining lower inventory levels compared to 2002. Net sales in the Household segment increased $3.2 million, or 10.9%, to $32.6 million for the three months ended September 30, 2003 from $29.4 million for the three months ended September 30, 2002. Net sales of this segment increased primarily due to higher repellent sales resulting from our acquisition of WPC Brands and higher volume of existing and certain new Cutter products, partially offset by a decline in sales of certain insecticide products. Net sales in the Contract segment decreased $5.6 million, or 82.4%, to $1.2 million for the three months ended September 30, 2003 from $6.8 million for the three months ended September 30, 2002. Net sales of this segment decreased primarily due to our cessation of charcoal sales, partially offset by increased sales of certain other products.

Gross Profit.   Gross profit increased $3.8 million, or 10.7%, to $39.3 million for the three months ended September 30, 2003 from $35.5 million for the three months ended September 30, 2002. The increase in gross profit was primarily due to increased sales volume, coupled with improved margins resulting from favorable fertilizer manufacturing costs related to our purchase of certain fertilizer production assets from U.S. Fertilizer, Inc. (formerly known as Pursell Industries, Inc.) in October 2002, partially offset by unfavorable costs of granular urea used to produce fertilizer. As a percentage of net sales, gross profit increased to 37.8% for the three months ended September 30, 2003 from 35.2% for the three months ended September 30, 2002. The increase in gross profit as a percentage of net sales was primarily due to improved margins on fertilizer products, as previously described, increased sales of higher margin products in our Lawn and Garden and Household segments and our ability to achieve operational efficiencies from the strategic transactions consummated in 2002.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses include all costs associated with the selling and distribution of products, product registrations and administrative functions such as finance, information systems and human resources. Selling, general and administrative expenses increased $4.6 million, or 16.7%, to $32.2 million for the three months ended September 30, 2003 from $27.6 million for the three months ended September 30, 2002. The increase was primarily due to increased media and advertising spending, incremental operating expenses resulting from our acquisition of WPC Brands and additional non-manufacturing costs associated with fertilizer being produced internally rather than being purchased. Throughout most of 2002, we purchased fertilizer from a third party and recorded the purchases in cost of goods sold. In October 2002, we acquired equipment and facilities to produce fertilizer internally so we began recording the non-manufacturing costs associated with those activities in selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses increased to 31.0% for the three months ended September 30, 2003 from 27.4% for the three months ended September 30, 2002. The increase was primarily due to the shifting of fertilizer expenses previously described.

Operating Income.   As a result of the factors previously described, operating income decreased $0.8 million, or 10.1%, to $7.1 million for the three months ended September 30, 2003 from $7.9 million for the three months ended September 30, 2002. As a percentage of net sales, operating income decreased to 6.8% for the three months ended September 30, 2003 from 7.8% for the three months ended September 30, 2002. The decrease was primarily in our Lawn and Garden segment due to increased selling, general and administrative expenses in the third quarter of 2003.

Operating income in the Lawn and Garden segment decreased $0.9 million, or 64.3%, to $0.5 million for the three months ended September 30, 2003 from $1.4 million for the three months ended September 30, 2002. Operating income of this segment decreased primarily due to higher selling, general and administrative expenses, driven primarily by increased media and advertising spending. Operating income in the Household segment increased $0.8 million, or 13.3%, to $6.8 million for the three months ended September 30, 2003 from $6.0 million for the three months ended September 30, 2002. Operating income of this segment increased primarily due to increased sales of repellent products. Operating income in the Contract segment decreased $0.7 million, or 116.7%, to a loss of $0.2 million for the three months ended September 30, 2003 from $0.6 million for the three months ended September 30, 2002. Operating income of this segment decreased primarily due to increased operating costs, our cessation of charcoal sales and increased sales of certain lower margin products.

Interest Expense, Net.   Net interest expense increased $1.2 million, or 16.2%, to $8.6 million for the three months ended September 30, 2003 from $7.4 million for the three months ended September 30, 2002. The increase in net interest expense was due to the higher interest rate on $85.0 million in aggregate principal amount of 9 7/8% Series C senior subordinated notes issued in March 2003, the proceeds of which were used to repay a portion of the amounts then outstanding under our senior credit facility which bears interest at rates lower than the senior subordinated notes. The increase was also due to a write-off of deferred financing fees totaling $0.2 million recorded in connection with our repayment of $20.0 million of the obligations outstanding under Term Loan B of our senior credit facility during the three months ended September 30, 2003 and an increase in our average debt outstanding during 2003, which resulted from additional borrowings under our senior credit facility to finance our acquisition of WPC Brands. However, this increase was partially offset by a decrease of interest rates under the terms of our senior credit facility, a general decline in variable borrowing rates and $0.5 million of interest income recognized for payments received on the common stock subscription receivable from Bayer Corporation.

Income Tax Expense.   Our effective income tax rate was 46% for the three months ended September 30, 2003 and 19% for the three months ended September 30, 2002. This increase is primarily the result of no adjustment being recorded to the valuation allowance, combined with adjustments totaling $0.1 million to revise certain tax estimates, during the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

The following table presents amounts and the percentages of net sales that items in the accompanying consolidated statements of operations constitute for the periods presented:

	Nine Months Ended September 30,
	2003		2002
Net sales by segment:
Lawn and Garden	$358,086	73.2%	$319,044	73.8%
Household	121,151	24.8%	98,057	22.7%
Contract	9,597	2.0%	15,103	3.5%
Total net sales	488,834	100.0%	432,204	100.0%
Operating costs and expenses:
Cost of goods sold	297,302	60.8%	274,683	63.6%
Selling, general and administrative expenses	109,099	22.3%	87,143	20.1%
Total operating costs and expenses	406,401	83.1%	361,826	83.7%
Operating income by segment:
Lawn and Garden	51,066	10.5%	42,381	9.8%
Household	31,186	6.4%	26,813	6.2%
Contract	181	0.0%	1,184	0.3%
Total operating income	82,433	16.9%	70,378	16.3%
Interest expense, net	27,625	5.7%	24,591	5.7%
Income before income tax expense	54,808	11.2%	45,787	10.6%
Income tax expense	20,827	4.3%	8,788	2.0%
Net income	$33,981	6.9%	$36,999	8.6%

Net Sales.   Net sales represent gross sales less any applicable customer discounts from list price, customer sales returns and promotion expense through cooperative programs with our customers. Net sales increased $56.6 million, or 13.1%, to $488.8 million for the nine months ended September 30, 2003 from $432.2 million for the nine months ended September 30, 2002. The increase, related to our Lawn and Garden and Household segments, as well as the change in our sales mix by segment, were primarily due to our expanded product lines resulting from our merger with Schultz in May 2002, which contributed $43.4 million to the increase in total net sales, our acquisition of WPC Brands in December 2002, which contributed $15.5 million to the increase in total net sales, and an increase in net sales of specific product lines described further below. This increase was partially offset by a decline in charcoal sales in the Contract segment of $9.4 million due to our cessation of charcoal distribution, a decline in sales due to the sale of the non-core product lines acquired in our acquisition of WPC Brands and an increase in promotion expense during the nine months ended September 30, 2003.

Net sales in the Lawn and Garden segment increased $39.1 million, or 12.3%, to $358.1 million for the nine months ended September 30, 2003 from $319.0 million for the nine months ended September 30, 2002. Net sales of this segment increased primarily due to our merger with Schultz and increased sales of our Spectracide products, partially offset by retailers maintaining lower inventory levels and lower sales of certain other products in the Lawn and Garden segment resulting from cooler and wetter weather conditions the first half of 2003 compared to 2002. Net sales in the Household segment increased $23.1 million, or 23.5%, to $121.2 million for the nine months ended September 30, 2003 from $98.1 million for the nine months ended September 30, 2002. Net sales of this segment increased primarily due to higher repellent sales resulting from our acquisition of WPC Brands and higher volume of existing and certain new Cutter products, partially offset by a decline in sales of certain insecticide products. Net sales in the Contract segment decreased $5.5 million, or 36.4%, to $9.6 million for the nine months ended September 30, 2003 from $15.1 million for the nine months ended September 30, 2002. Net sales of this segment decreased due to the decline in and cessation of charcoal sales and the sale of the non-core product lines acquired in our acquisition of WPC Brands, partially offset by increased sales due to our merger with Schultz and acquisition of WPC Brands.

Gross Profit.   Gross profit increased $34.0 million, or 21.6%, to $191.5 million for the nine months ended September 30, 2003 from $157.5 million for the nine months ended September 30, 2002. The increase in gross profit was primarily due to increased sales volume, coupled with improved margins resulting from favorable fertilizer manufacturing costs related to our purchase of certain fertilizer production assets from U.S. Fertilizer in October 2002, partially offset by unfavorable costs of granular urea used to produce fertilizer. The increase in gross profit was partially offset by $1.3 million in amortization of the purchase accounting inventory write-up related to the WPC Brands acquisition. As a percentage of net sales, gross profit increased to 39.2% for the nine months ended September 30, 2003 from 36.4% for the nine months ended September 30, 2002. The increase in gross profit as a percentage of net sales was primarily due to improved margins on fertilizer products, as previously described, increased sales of higher margin products in our Lawn and Garden and Household segments and our ability to achieve operational efficiencies from the strategic transactions consummated in 2002.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses include all costs associated with the selling and distribution of products, product registrations and administrative functions such as finance, information systems and human resources. Selling, general and administrative expenses increased $22.0 million, or 25.3%, to $109.1 million for the nine months ended September 30, 2003 from $87.1 million for the nine months ended September 30, 2002. The increase was primarily due to increased media and advertising spending, incremental operating expenses resulting from our merger with Schultz and acquisition of WPC Brands and additional non-manufacturing costs associated with fertilizer being produced internally rather than being purchased. Throughout most of 2002, we purchased fertilizer from a third party and recorded the purchases in cost of goods sold. In October 2002, we acquired equipment and facilities to produce fertilizer internally so we began recording the non-manufacturing costs associated with those activities in selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses increased to 22.3% for the nine months ended September 30, 2003 from 20.1% for the nine months ended September 30, 2002. The increase was primarily due to the shifting of fertilizer expenses previously described.

Operating Income.   As a result of the factors previously described, operating income increased $12.0 million, or 17.0%, to $82.4 million for the nine months ended September 30, 2003 from $70.4 million for the nine months ended September 30, 2002. As a percentage of net sales, operating income increased to 16.9% for the nine months ended September 30, 2003 from 16.3% for the nine months ended September 30, 2002. The increase was primarily in our Lawn and Garden segment due to additional sales of our fertilizer brands and our merger with Schultz, with a lesser corresponding increase in operating costs and expenses, and in our Household segment due to increased sales of higher margin products in 2003.

Operating income in the Lawn and Garden segment increased $8.7 million, or 20.5%, to $51.1 million for the nine months ended September 30, 2003 from $42.4 million for the nine months ended September 30, 2002. Operating income of this segment increased primarily due to the addition of sales resulting from the Schultz merger and strong sales growth of our Spectracide products, partially offset by higher selling, general and administrative expenses, driven primarily by increased media and advertising spending. Operating income in the Household segment increased $4.4 million, or 16.4%, to $31.2 million for the nine months ended September 30, 2003 from $26.8 million for the nine months ended September 30, 2002. Operating income of this segment increased primarily due to increased sales of repellent products, offset partially by the amortization of the purchase accounting inventory write-up related to the WPC Brands acquisition of $1.3 million. Operating income in the Contract segment decreased $1.0 million, or 83.3%, to $0.2 million for the nine months ended September 30, 2003 from $1.2 million for the nine months ended September 30, 2002. Operating income of this segment decreased primarily due to increased operating costs, the decline in and cessation of charcoal sales and increased sales of certain lower margin products.

Interest Expense, Net.   Net interest expense increased $3.0 million, or 12.2%, to $27.6 million for the nine months ended September 30, 2003 from $24.6 million for the nine months ended September 30, 2002. The increase in net interest expense was due to the higher interest rate on $85.0 million in aggregate principal amount of 9 7/8% Series C senior subordinated notes issued in March 2003, the proceeds of which were used to repay a portion of the amounts then outstanding under our senior credit facility which bears interest at rates lower than the senior subordinated notes. The increase was also due to write-offs of deferred financing fees totaling $1.8 million recorded in connection with our repayment of a portion of the obligations outstanding under our senior credit facility during the nine months ended September 30, 2003 and an increase in our average debt outstanding during 2003 than in 2002, which resulted from additional borrowings under our senior credit facility to finance our merger with Schultz and the acquisition of WPC Brands. The increase was partially offset by the effects of two unfavorable interest rate swaps terminated in 2002, a decrease of interest rates under the terms of our senior credit facility, a general decline in variable borrowing rates and $1.5 million of interest income recognized for payments received on the common stock subscription receivable from Bayer.

Income Tax Expense.   Our effective income tax rate was 38% for the nine months ended September 30, 2003 and 19% for the nine months ended September 30, 2002. This increase is primarily the result of no adjustment being recorded to the valuation allowance during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and debt service under the senior credit facility and senior subordinated notes. We believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet the anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments for the foreseeable future. We are regularly engaged in acquisition discussions with a number of companies, although we have no definitive agreements at this time and we cannot guarantee that any acquisitions will be consummated. If we do consummate any acquisitions, it could be material to our business and require us to incur additional debt under our revolving credit facility or otherwise.

We cannot ensure that sufficient cash flows will be generated from operations to repay the senior subordinated notes and amounts outstanding under the senior credit facility at maturity without requiring additional financing. Our ability to meet debt service and clean-down obligations and reduce debt will be dependent on our future performance, which in turn, will be subject to general economic and weather conditions and to financial, business and other factors, including factors beyond our control. Because a portion of our debt bears interest at floating rates, our financial condition is and will continue to be affected by changes in prevailing interest rates as described in the section entitled “Financing Activities.”

Operating Activities

Operating activities provided cash of $47.0 million for the nine months ended September 30, 2003 compared to providing cash of $68.1 million for the nine months ended September 30, 2002. Cash provided by operations was lower in the nine months ended September 30, 2003 primarily because of the significant increase in accounts receivable in 2003 compared to 2002, net of the effects of our merger with Schultz. The seasonal nature of our operations generally requires cash to fund significant increases in working capital, primarily accounts receivable and inventories, during the first half of the year. These assets build substantially in the first half of the year as the season begins, in line with increasing sales, and generally decline throughout the last half of the year as the lawn and garden season comes to a close. Our inventory levels were $23.6 million higher as of September 30, 2003 compared to September 30, 2002 as a result of our acquisition of equipment and facilities to produce fertilizer internally, our acquisition of WPC Brands and pressure by retailers to manage and reduce their own inventory levels. We have assessed the adequacy of our allowance for potentially obsolete or slow moving inventory and, having recorded write-offs and adjustments where necessary, plan to reduce our inventory levels in the normal sales cycles of the fourth quarter of 2003 and first half of 2004.

Investing Activities

Investing activities used cash of $2.5 million for the nine months ended September 30, 2003 compared to cash used of $41.5 million for the nine months ended September 30, 2002. The decrease in cash used in investing activities was due to $38.3 million in payments for our merger with Schultz occurring in 2002, while no acquisitions were completed during the nine months ended September 30, 2003. The decrease was also attributed to the receipt of $4.2 million in proceeds from the sale of certain non-core product lines in 2003 while there were no dispositions in 2002. The decrease was partially offset by a $3.5 million increase in purchases of equipment and leasehold improvements for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Capital expenditures increased in line with higher projected spending on machinery, equipment and technology systems during the nine months ended September 30, 2003.

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

Capital Expenditures.   Capital expenditures relate primarily to the construction of additional capacity for production and distribution, the development and implementation of our enterprise resource planning, or ERP, system and the enhancement of certain of our existing facilities. Cash used for capital expenditures was $6.7 million for the nine months ended September 30, 2003 and $3.2 million for the nine months ended September 30, 2002. The increase in capital expenditures in 2003 from 2002 is primarily related to additional costs recorded for the development of our ERP system.

Financing Activities

Financing activities used cash of $10.7 million for the nine months ended September 30, 2003 compared to providing cash of $20.6 million for the nine months ended September 30, 2002. The decrease in cash from financing activities was primarily due to the repayment of $98.1 million in borrowings under our senior credit facility, excluding the revolving credit facility, substantially offset by proceeds of $86.3 million from the issuance of 9 7/8% Series C senior subordinated notes, which were subsequently exchanged for 9 7/8% Series D senior subordinated notes. As a result of these activities, as of September 30, 2003, we had cash on hand of $44.1 million and no borrowings outstanding under our revolving credit facility. As we have completed our peak production season, we do not expect the need to use our revolving credit facility to fund operations for the remainder of the year, absent any acquisition related activities which may or may not necessitate such use.

Historically, we have utilized internally generated funds, borrowings, and the issuance of equity to meet ongoing working capital and capital expenditure requirements. As a result of our recapitalization in 1999 and increased borrowings, we have significantly increased cash requirements for debt service relating to our senior subordinated notes and senior credit facility. We will rely on internally generated funds and, to the extent necessary, borrowings under our revolving credit facility to meet liquidity needs. Long-term debt, excluding current maturities, short-term borrowings and a capital lease obligation, totaled $388.1 million as of September 30, 2003, $371.2 million as of September 30, 2002 and $391.5 million as of December 31, 2002. This debt was comprised of senior subordinated notes of $236.1 million as of September 30, 2003 and $150.0 million as of September 30, 2002 and December 31, 2002, and borrowings under our senior credit facility of $152.0 million as of September 30, 2003, $221.1 million as of September 30, 2002 and $241.5 million as of December 31, 2002. The weighted average rate on borrowings under our senior credit facility was 5.11% as of September 30, 2003, 6.77% as of September 30, 2002 and 5.34% as of December 31, 2002. The weighted average rate on the senior subordinated notes was 9.875% as of the end of each of these periods, resulting in a blended weighted average rate of 8.00% as of September 30, 2003, 7.99% as of September 30, 2002 and 7.03% as of December 31, 2002. The fair value of our total fixed-rate debt was $243.2 million as of September 30, 2003, $149.6 million as of September 30, 2002 and $151.5 million as of December 31, 2002. The fair value of variable-rate debt, including current maturities and short-term borrowings, approximated the carrying value of $152.8 million as of September 30, 2003, $230.3 million as of September 30, 2002 and $250.7 million as of December 31, 2002. The fair values of fixed-rate debt and variable-rate debt are based on quoted market prices. As of September 30, 2003, we had unused availability of $87.5 million under our revolving credit facility.

We did not repurchase any common shares for treasury in 2002 or thus far in 2003. However, we did receive 9,569 shares each of Class A and Class B common stock which were placed in treasury, with an aggregate value of less than $0.1 million based on the estimated fair value per share as determined by our Board of Directors, to satisfy income tax withholding requirements for stock options exercised. We have not paid dividends on our common stock in the past nor do we currently expect to pay dividends on such shares in the foreseeable future. We anticipate that cash will be retained and reinvested to support the growth of our business or to repay indebtedness. The payment of future dividends, if any, on common stock will be determined by our Board of Directors in light of any conditions then existing, including, but not limited to, our earnings, cash flows, financial condition, capital requirements, restrictions in financing agreements, business conditions and other factors. In addition, our senior credit facility and senior subordinated notes currently limit our ability to pay dividends.

Senior Credit Facility.   Our senior credit facility, as amended as of March 14, 2003, was provided by Bank of America, N.A., Morgan Stanley Senior Funding, Inc. and Canadian Imperial Bank of Commerce and consists of (1) a $90.0 million revolving credit facility; (2) a $75.0 million term loan facility (Term Loan A); and (3) a $240.0 million term loan facility (Term Loan B). The revolving credit facility and Term Loan A mature on January 20, 2005 and Term Loan B matures on January 20, 2006. The revolving credit facility is subject to a clean-down period during which the aggregate amount outstanding under the revolving credit facility shall not exceed $10.0 million for 30 consecutive days during the period between August 1 and November 30 in each calendar year. As of September 30, 2003 and December 31, 2002, the clean-down period had been completed and no amounts were outstanding under the revolving credit facility. There were no compensating balance requirements during each of the periods presented.

The amendment to the senior credit facility dated March 14, 2003 permitted the offering of 9 7/8% Series C senior subordinated notes due 2009 (the Series C Notes) and 9 7/8% Series D senior subordinated notes due 2009 (the Series D Notes). We issued the Series C Notes in March 2003 and offered the Series D Notes in June and July 2003 in exchange for outstanding Series B Notes and Series C Notes. This amendment did not change any other existing covenants of the senior credit facility.

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

The senior credit facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative covenants place restrictions on, among other things, levels of investments, indebtedness, insurance, capital expenditures and dividend payments. The financial covenants require the maintenance of certain financial ratios at defined levels. As of and during the nine months ended September 30, 2003 and 2002 and the year ended December 31, 2002, we were in compliance with all covenants. While we do not anticipate an event of non-compliance in the foreseeable future, such an event would require us to request a waiver or an amendment to the senior credit facility. Amending the senior credit facility could result in changes to our borrowing capacity or its effective interest rates. Under the agreements, interest rates on the revolving credit facility, Term Loan A and Term Loan B range from 1.50% to 4.00% above LIBOR, depending on certain financial ratios. LIBOR was 1.16% as of September 30, 2003, 1.81% as of September 30, 2002 and 1.38% as of December 31, 2002. Unused commitments under the revolving credit facility are subject to a 0.5% annual commitment fee. The interest rate of Term Loan A was 4.67% as of December 31, 2002. The interest rate of Term Loan B was 5.11% as of September 30, 2003, 6.93% as of September 30, 2002 and 5.42% as of December 31, 2002.

The senior credit facility may be prepaid in whole or in part at any time without premium or penalty. During the nine months ended September 30, 2003, we made principal payments of $28.3 million to fully repay Term Loan A and $69.2 million on Term Loan B, which primarily represent optional principal prepayments. In connection with these prepayments, we recorded write-offs totaling $1.8 million in previously deferred financing fees which are included in interest expense in the accompanying consolidated statements of operations for the nine months ended September 30, 2003. For the year ended December 31, 2002, we made principal payments of $11.0 million on Term Loan A and $2.0 million on Term Loan B, which included optional principal prepayments of $6.3 million on Term Loan A and $1.1 million on Term Loan B. The optional prepayments in the nine months ended September 30, 2003 were made to remain several quarterly payments ahead of the regular payment schedule. Under the senior credit facility, each prepayment may be applied to the next principal repayment installments. We remain several principal payments ahead of schedule on Term Loan B and intend to pay a full year of principal installments in 2003 in accordance with the terms of the senior credit facility.

The carrying amount of our obligations under the senior credit facility approximates fair value because the interest rates are based on floating interest rates identified by reference to market rates.

9 7/8% Series B Senior Subordinated Notes.   In November 1999, we issued $150.0 million in aggregate principal amount of 9 7/8% Series B senior subordinated notes due April 1, 2009 (the Series B Notes). Interest accrues on the Series B Notes at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1. As further described below, as of September 30, 2003, $3.1 million of the Series B Notes were outstanding.

9 7/8% Series C Senior Subordinated Notes.   In March 2003, we issued $85.0 million in aggregate principal amount of 9 7/8% Series C Notes due April 1, 2009 in a private placement. Gross proceeds from the issuance were $86.3 million and included a premium of $1.275 million which was being amortized over the term of the Series C Notes using the effective interest method. Interest on the Series C Notes accrued at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1. Net proceeds of $84.1 million were used to repay $30.0 million of the revolving credit facility, fully repay $28.3 million outstanding under Term Loan A and repay $25.9 million outstanding under Term Loan B. The Series C Notes were issued with terms substantially similar to the Series B Notes. In connection with the issuance of the Series C Notes, we recorded $2.2 million of deferred financing fees which are being amortized over the term of the Series C Notes. As further described below, as of September 30, 2003, there were no Series C Notes outstanding.

9 7/8% Series D Senior Subordinated Notes.   In May 2003, we registered $85.0 million in aggregate principal amount of 9 7/8% Series D Notes (collectively with the Series B Notes and Series C Notes, the senior subordinated notes), with terms substantially similar to the Series B Notes and the Series C Notes, with the U.S. Securities and Exchange Commission and have offered to exchange the Series D Notes for up to 100% of the Series B Notes and Series C Notes. The exchange offering closed in July 2003, resulting in $85.0 million, or 100%, of the Series C Notes being exchanged and $146.9 million, or 98%, of the Series B Notes being exchanged. As of September 30, 2003, $3.1 million of the Series B Notes and $233.0 million of the Series D Notes were outstanding.

Our indentures governing all of the outstanding senior subordinated notes contain a number of significant covenants that could restrict our ability to:

•       incur more debt;

•       pay dividends or make other distributions;

•       issue stock of subsidiaries;

•       make investments;

•       repurchase stock;

•       create subsidiaries;

•       create liens;

•       enter into transactions with affiliates;

•       enter into sale and leaseback transactions;

•       merge or consolidate; and

•       transfer and sell assets.

The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of repayment under the applicable agreements. Any default under our indentures governing the senior subordinated notes might adversely affect our growth, financial condition, results of operations and the ability to make payments on the senior subordinated notes or meet other obligations.

The fair value of the senior subordinated notes was $243.2 million as of September 30, 2003, $149.6 million as of September 30, 2003 and $151.5 million as of December 31, 2002, based on their quoted market price on such dates. In accordance with the indentures governing the senior subordinated notes, the senior subordinated notes are unconditionally and jointly and severally guaranteed by our wholly owned subsidiaries.

Contractual Cash Obligations

The following table presents the aggregate amount of future cash outflows of our contractual cash obligations as of September 30, 2003, excluding amounts due for interest on outstanding indebtedness (dollars in thousands):

	Obligations due in:
Contractual Cash Obligations	Total	Less Than 1 Year(1)	1 - 3 Years	4 - 5 Years	After 5 Years
Senior credit facility	$152,767	$—	$152,767	$—	$—
Senior subordinated notes	235,000	—	—	—	235,000
Capital lease	3,877	217	3,660	—	—
Operating leases	64,234	2,228	23,332	10,801	27,873
Tolling agreement with U.S. Fertilizer(2)	34,119	2,209	25,528	6,382	—
Services agreements(3)	4,288	188	2,600	1,500	—
Total contractual cash obligations	$494,285	$4,842	$207,887	$18,683	$262,873

(1)          Represents amounts due during the remainder of 2003. Amounts due beyond 2003 represent full calendar year obligations.

(2)          Represents fixed monthly payments of $0.7 million through September 30, 2007 for the purchase of fertilizer products from U.S. Fertilizer.

(3)          Includes monthly payments of $62,500 for management and other consulting services provided by affiliates of Thomas H. Lee Partners, L.P., which owns UIC Holdings, L.L.C., our majority stockholder. The associated professional services agreement automatically extends for successive one-year periods beginning January 20th of each year, unless notice is given as provided in the agreement. Also includes $0.4 million due in 2004 pursuant to a consulting agreement.

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

In March 2000, we entered into a capital lease agreement for $5.3 million for certain of our transportation equipment. We are obligated to make monthly payments of $0.1 million, with a balloon payment of $3.2 million due in February 2005. We have the option of purchasing the transportation equipment following the expiration of the lease agreement for a nominal amount.

Guarantees and Off-Balance Sheet Risk

In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk, such as standby letters of credit and indemnifications, which are not reflected in the accompanying consolidated balance sheets. We had $2.5 million at September 30, 2003, $1.3 million at September 30, 2002 and $1.9 million at December 31, 2002, in standby letters of credit pledged as collateral to support the lease of our primary distribution facility in St. Louis, a United States customs bond, certain product purchases, various workers’ compensation obligations and transportation equipment. These agreements mature at various dates through July 2004 and may be renewed as circumstances warrant. Such financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In our past experience, no claims have been made against these financial instruments nor do we expect any losses to result from them. As a result, we determined the fair value of such instruments to be zero and have not recorded any related amounts in our consolidated financial statements.

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

Certain Trends and Uncertainties

Seasonality and Dependence Upon Weather Conditions

Our business is highly seasonal because our products are used primarily in the spring and summer seasons. For the past three years, approximately 69% of our net sales have occurred in the first and second quarters, resulting in higher net revenues and results of operations during those quarters. Our working capital needs, and correspondingly our borrowings, begin to peak at the beginning of the second quarter. If cash on hand is insufficient to cover payments due on our senior subordinated notes and we are unable to draw on our senior credit facility or obtain other financing, this seasonality could adversely affect our ability to make interest payments.

In addition, weather conditions in North America have a significant impact on the timing of sales in the spring selling season and our overall annual sales. Periods of dry, hot weather can decrease insecticide sales, while periods of cold, wet weather can slow sales of herbicides and fertilizers. In addition, an abnormally cold spring throughout North America could adversely affect both fertilizer and pesticide sales and therefore our financial results. If weather conditions during the first and second quarters are not conducive to lawn and gardening activities, they may have an adverse affect our consolidated financial position, results of operations or cash flows.

Competition and Industry Trends

Each of our segments operates in highly competitive markets and competes against a number of national and regional brands. We believe the principal factors by which we compete are product quality and performance, value, brand strength and marketing. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition or larger research departments. Increasing consolidation in the consumer lawn and garden care industry may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

Our principal national competitors for our Lawn and Garden and Household segments include: The Scotts Company, which markets lawn and garden products under the Scotts®, Ortho®, Roundup®, Miracle-Gro® and Hyponex® brand names; S.C. Johnson & Son, Inc., which markets insecticide and repellent products under the Raid® and OFF!® brand names; Central Garden & Pet Company, which markets insecticide and garden products under the AMDRO® and IMAGE® brand names; The Clorox Company, which markets products under the Combat® brand name; and Bayer A.G., which markets lawn and garden products under the Bayer Advanced™ brand name. In our Contract segment, we compete against a diverse group of companies.

With the growing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose bargaining strength is growing. Our top three customers, The Home Depot, Lowe’s and Wal*Mart, together accounted for approximately 74% of our 2002 net sales and approximately 62% of our outstanding accounts receivable as of December 31, 2002. To the extent such concentration continues to occur, our net sales and operating income may be increasingly sensitive to a deterioration in the financial condition of, or other adverse developments involving our relationships with, one or more of our retailer customers. Our business has been, and may continue to be, negatively affected by changes in the policies and practices of our retailer customers, such as destocking and other inventory management initiatives, limitations on access to shelf space, pricing and credit term demands and other conditions. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to make purchases on a “just-in-time” basis. This requires us to shorten our lead-time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories and increase our working capital and related financing requirements.

Environmental and Regulatory Considerations

Local, state, federal and foreign laws and regulations relating to environmental, health and safety matters affect us in several ways. In the United States, all products containing pesticides must be registered with the United States Environmental Protection Agency (EPA) and, in many cases, similar state agencies before they can be manufactured or sold. The inability to obtain or the cancellation of any registration could have an adverse effect on our business. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals. We may not always be able to avoid these risks.

The Food Quality Protection Act establishes a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under the Act, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in our products continue to be evaluated by the EPA as part of this exposure. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. For example, in 2000, Dow AgroSciences L.L.C., an active ingredient registrant, voluntarily agreed to a withdrawal of virtually all residential uses of chlorpyrifos, an active ingredient we used in our lawn and garden products under the name Dursban until January 2001. This had a material effect on our financial position, results of operations or cash flows in 2001. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in our products.

In addition to the regulations already described, local, state, federal and foreign agencies regulate the disposal, handling and storage of hazardous substances and hazardous waste, air and water discharges from our facilities and the remediation of contamination. If we do not fully comply with environmental regulations, or if a release of hazardous substances occurs at or from one of our facilities, we may be subject to penalties and/or held liable for the costs of remedying the condition.

We do not anticipate incurring material capital expenditures for environmental control facilities during the remaining three months of 2003 or during 2004. We currently estimate that the costs associated with compliance with environmental, health and safety regulations could total approximately $0.2 million annually for the next several years. The adequacy of our anticipated future expenditures is based on our operating in substantial compliance with applicable environmental and public health laws and regulations and the assumption that there are not significant conditions of potential contamination that are unknown to us. If there is a significant change in the facts and circumstances surrounding this assumption, or if we are found not to be in substantial compliance with applicable environmental public health laws and regulations, it could have a material impact on future environmental capital expenditures and other environmental expenses and our consolidated financial position, results of operations or cash flows.

As of September 30, 2003 and 2002, and December 31, 2002, we believe we were substantially in compliance with applicable environmental and regulatory requirements.

Information Systems Implementation

With the rapid growth we have experienced in the past and expect in the future, we are aware of the potential that such growth may strain our ability to manage our business and strain our operational and financial resources and accounting controls. Accordingly, we have invested substantial time, money and resources in implementing an ERP system to accommodate and assist in managing such growth. As we believe is the case in most system changes, the development and implementation of these systems will likely necessitate some changes in operating policies and procedures and the related internal control over financial reporting and their method of application. However, throughout this process, there have been no significant changes that have materially adversely affected, or are reasonably likely to materially adversely affect, our operational and financial resources and accounting controls. If the implementation of the ERP system is not successful or does not result in the benefits we anticipate, it could adversely affect our consolidated financial position, results of operations or cash flows.

Annual Product Line Reviews

During the third and fourth quarters of each year, we undertake a series of meetings with a number of our largest retailers to review business activities for the following year. Discussions at these meetings address details including, but not limited to, product lines we wish to sell, product lines they intend to purchase, advertising and promotion programs, retail service activities and customer satisfaction. While we strive to present creative and compelling products, plans and promotions in order to expand our presence at these retailers and increase our share of the markets in which we compete, each year we encounter intense competition from our competitors. If we are unsuccessful in repeating or increasing our current year product offerings, it could adversely affect our consolidated financial position, results of operations or cash flows.

As we have nearly completed all of our annual product line reviews in 2003 for the 2004 season, we have received both positive and negative indications from individual retailers regarding certain elements of our programs. One large retailer has indicated it will not be selling certain types of our products at its stores due to an arrangement with another vendor. However, the same retailer will add a number of our other SKUs to its 2004 offerings, which are expected to result in the recovery of a significant portion of the lost sales but at lower margins. Conversely, other large retailers have indicated their interest in increasing the number of our products and advertising and merchandising support for those products in their 2004 offerings which are anticipated to substantially offset the lost sales previously described.

Retail Service Personnel

In previous years we have utilized an in-store sales force to facilitate, among other things, regionally appropriate, real time marketing and promotional decisions, helping us to maximize store-level sales and profitability for categories which have a high degree of sensitivity to local weather patterns. As our larger retailers are moving toward centralized planning, purchasing and inventory management strategies, we have reorganized certain of our activities and in-store personnel to create retail service teams to accommodate these industry changes. The reorganization did not result in significant costs to our business and represents a shift to using more seasonal and temporary employees during our peak season. Our centralized customer focused platform teams will continue to facilitate regionally appropriate marketing and promotional efforts, while at the store-level, our retail service teams will focus on executing corporate merchandising strategies along with direct in-store consumer selling for each retailer. We believe these changes will enhance our customer service levels at certain of our retailers as they represent a change to our retail service model.

Acquisition Strategy

We have completed a number of acquisitions and strategic transactions since 2001 and intend to grow through the acquisition of additional businesses. We are regularly engaged in acquisition discussions with a number of sellers and anticipate that one or more potential acquisition opportunities, including those that could be material, may become available in the near future. If and when appropriate acquisition opportunities become available, we intend to pursue them actively. Further, acquisitions involve a number of special risks, including but not limited to:

•       failure of the acquired business to achieve expected results;

•       diversion of management’s attention;

•       failure to retain key personnel or customers of the acquired business;

•       additional financing that, if available, could increase leverage;

•       successor liability, including with respect to environmental matters;

•       the high cost and expenses of completing acquisitions and risks associated with unanticipated events or liabilities; and

•       failure to successfully integrate our acquired businesses into our internal control structure.

These risks could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.

We expect to face competition for acquisition candidates, which may limit the number of opportunities and may lead to higher acquisition prices. We cannot assure you that we will be able to identify, acquire, or manage profitably additional businesses or to integrate successfully any acquired businesses into our existing business without substantial costs, delays or other operations or financial difficulties. In future acquisitions, we also could incur additional indebtedness or pay consideration in excess of fair value, which could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.

Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133,

“Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 will not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires the classification of such financial instruments as a liability (or an asset in certain circumstances). Many of those instruments were previously permitted to be classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 will not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Raw Material Prices

In the normal course of business, we are exposed to fluctuations in raw materials prices. We have established policies and procedures that govern the management of this exposure through the use of derivative hedging instruments, including swap agreements. Our objective in managing our exposure to such fluctuations is to decrease the volatility of earnings and cash flows associated with changes in certain raw materials prices. To achieve this objective, we periodically enter into swap agreements with values that change in the opposite direction of anticipated cash flows. We consider the financial stability and credit standing of our counter parties for such agreements. Nonperformance by the counter parties is not anticipated nor would it be likely to have a material adverse effect on our consolidated financial position or results of operations. Derivative instruments related to forecasted raw materials purchases are considered to hedge future cash flows, and the effective portion of any gain or loss is included in accumulated other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized currently in earnings.

While we expect these instruments and agreements to manage our exposure to such price fluctuations, no assurance can be provided that the instruments will be effective in fully mitigating exposure to these risks, nor can assurance be provided that in passing on pricing increases to our customers.

We have formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting treatment. The cash flows of the derivative instruments are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. Changes in the fair value of agreements designated as derivative hedging instruments are reported as either an asset or liability in the accompanying consolidated balance sheets with the associated unrealized gain or loss reflected in accumulated other comprehensive income. Any amounts included in accumulated other comprehensive income are subsequently reclassified into cost of goods sold or interest expense, as applicable, in the same period in which the underlying hedged transactions affect earnings. As of December 31, 2002, an unrealized loss of less than $0.1 million related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive income. No such instruments were outstanding at September 30, 2003 or 2002.

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

For the nine months ended September 30, 2003, we reclassified $1.4 million from accumulated other comprehensive income into cost of goods sold representing a gain on raw materials derivative hedging instruments. No such amounts were recorded during the nine months ended September 30, 2002 or year ended December 31, 2002.

Interest Rates

We are exposed to various market risks, including fluctuations in interest rates. As such, our policy is to manage interest costs using a mix of fixed and variable rate debt. To achieve this objective, we may periodically enter into swap agreements with values that change in the opposite direction of anticipated cash flows. As of September 30, 2003, we did not have any interest rate agreements.

Long-term debt, excluding current maturities, short-term borrowings and a capital lease obligation, totaled $388.1 million as of September 30, 2003, $371.2 million as of September 30, 2002 and $391.5 million as of December 31, 2002. This debt was comprised of senior subordinated notes of $236.1 million as of September 30, 2003 and $150.0 million as of September 30, 2002 and December 31, 2002, and borrowings under our senior credit facility of $152.0 million as of September 30, 2003, $221.2 million as of September 30, 2002 and $241.5 million as of December 31, 2002. The weighted average rate on borrowings under our senior credit facility was 5.11% as of September 30, 2003, 6.77% as of September 30, 2002 and 5.34% as of December 31, 2002. The weighted average rate on the senior subordinated notes was 9.875% as of the end of each of these periods, resulting in a blended weighted average rate of 8.00% as of September 30, 2003, 7.99% as of September 30, 2002 and 7.03% as of December 31, 2002. The fair value of our total fixed-rate debt was $243.2 million as of September 30, 2003, $149.6 million as of September 30, 2002 and $151.5 million as of December 31, 2002. The fair value of variable-rate debt, including current maturities and short-term borrowings, approximated the carrying value of $152.8 million as of September 30, 2003, $230.3 million as of September 30, 2002 and $250.7 million as of December 31, 2002. The fair values of fixed-rate debt and variable-rate debt are based on quoted market prices.

The following table summarizes information about our debt instruments that are sensitive to changes in interest rates as of September 30, 2003. The table presents future principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at September 30, 2003 (dollars in thousands):

Description	Remainder of 2003	2004	2005	2006	2007	There- After	Total	Fair Value
Fixed rate debt	$—	$—	$—	$—	$—	$236,126	$236,126	$243,210
Average interest rate	—	—	—	—	—	9.875%	9.875%
Variable rate debt	$—	$1,194	$113,780	$37,793	$—	$—	$152,767	$152,767
Average interest rate	4.96%	5.03%	5.21%	5.61%	—	—

Exchange Rates

International sales during the three and nine months ended September 30, 2003 and 2002 and the year ended December 31, 2002 comprised less than 1% of total net sales. We do not use derivative instruments to hedge foreign currency exposures as substantially all of our foreign currency transactions are denominated in U.S. dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that as of such date, our disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to us and our consolidated subsidiaries required to be included in our periodic filings under the Exchange Act.

Internal Control Over Financial Reporting

Since 2001, we have been in the process of developing an enterprise resource planning, or ERP, system on a company wide basis. As we believe is the case in most system changes, the development and eventual implementation of these systems will likely necessitate some changes in operating policies and procedures and the related internal control over financial reporting and their method of application. However, throughout this process and during the third quarter 2003, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved from time to time in routine legal matters and other claims incidental to the business. When it appears probable in management’s judgment that we will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, liabilities are recorded in the consolidated financial statements and charges are recorded against earnings. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits

The exhibit index is on page 50.

(b)          Reports on Form 8-K

On August 7, 2003, we furnished a Current Report on Form 8-K under Item 12 to announce our earnings for the three and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, United Industries Corporation has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INDUSTRIES CORPORATION, Registrant
Dated: November 13, 2003	By:	/s/ Daniel J. Johnston
	Name:	Daniel J. Johnston
	Title:	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications