Form 10-K
period 2003-12-31
UNITED INDUSTRIES CORP
filed 2004-03-17
CIK 1083200

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-76055

UNITED INDUSTRIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	43-1025604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2150 Schuetz Road

                            St. Louis, Missouri 63146

(Address of principal executive office, including zip code)

   (314) 427-0780

(Registrant's telephone number, including area code)

                      43-1025604

(I.R.S. Employer Identification No.)

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

        As of February 27, 2004, the registrant had 30,130,731 Class A voting and 30,130,731 Class B nonvoting shares of common stock outstanding and 37,600 nonvoting shares of Class A preferred stock outstanding.

        Documents incorporated by reference: None.

UNITED INDUSTRIES CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report contains forward-looking statements. These statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included in this Annual Report, including statements regarding our strategy, future operations, financial position, estimated revenues, projected costs, projections, plans and objectives of management, are forward-looking statements. As may be used in this Annual Report, the words "will," "should," "believe," "plan," "may," "strategies," "goals," "anticipate," "indicate," "intend," "determine," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements apply only as of the date they are disclosed and are based on our expectations at that time. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our plans, intentions and expectations reflected in or suggested by any forward-looking statements we make in this Annual Report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved.

        Our actual results could differ significantly from the results discussed in any forward-looking statements contained in this Annual Report. Factors that could cause or contribute to such differences include, without limitation, those discussed in Exhibit 99.1 to this Annual Report and elsewhere in this Annual Report.

TRADEMARKS

        Spectracide®, Spectracide Triazicide®, Spectracide Terminate®, Spectracide Pro®, Hot Shot®, Garden Safe®, Schultz™, Rid-a-Bug®, Bag-a-Bug®, Real-Kill®, No-Pest®, Repel®, Vigoro®, Sta-Green® and Bandini® are among our trademarks and trade names. We also license certain Cutter® trademarks from Bayer A.G. and certain Peters® and Peters Professional® trademarks from The Scotts Company. Other trademarks and trade names used in this Annual Report are the property of their respective owners.

PART I

ITEM 1. BUSINESS.

        Except as otherwise required by the context, references in this Annual Report to "United Industries," the "Company," "we," "us" and "our" each refers to United Industries Corporation and its consolidated subsidiaries.

        Operating as Spectrum Brands, we are majority owned by UIC Holdings, L.L.C. and are the leading manufacturer and marketer of value-oriented products for the consumer lawn and garden care and insect control markets in the United States. Under a variety of brand names, we manufacture and market one of the broadest lines of products in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents, fertilizers, growing media and soils. Our value brands are targeted toward consumers who want products and packaging that are comparable or superior to, and at lower prices than, premium-priced brands, while our opening price point brands are designed for cost conscious consumers who want quality products. Our products are marketed to mass merchandisers, home improvement centers, hardware, grocery and drug chains, nurseries and garden centers. Our three largest customers are The Home Depot, Lowe's and Wal*Mart, which are leading and fast growing retailers in our larger segments. We had net sales of $536.2 million and operating income of $68.9 million during the year ended December 31, 2003 and net sales of $480.0 million and operating income of $61.2 million during the year ended December 31, 2002.

        We compete in the $2.8 billion consumer lawn and garden and $0.9 billion insect control retail markets and are benefiting from a shifting of consumer preferences toward value-oriented products. We believe a key growth factor in the lawn and garden retail market is the aging of the United States population, as consumers over the age of forty-five represent the largest segment of lawn and garden care product users and typically have more leisure time and higher levels of discretionary income than the general population. We also believe the growth in the home improvement center and mass merchandiser channels has increased the popularity of do-it-yourself activities, including lawn and garden projects. We believe key growth factors in the insect control retail market include general economic growth and increasing awareness of insect-spread illnesses such as the West Nile Virus.

Competitive Strengths

        Our success is based on the following competitive strengths:

        Strong Relationships With Leading and Fast Growing Retailers.    Through our ability to "add value" for our retail customers, we have developed strong relationships with a number of leading national home centers and mass merchandisers. Three such retailers are our three largest customers—The Home Depot, Lowe's and Wal*Mart. These retailers each hold significant positions in the lawn and garden and household categories in which we compete and have together opened over 1,200 new stores in the last three years. As a result, we have been able to significantly increase our sales and capture greater market share.

        "One-Stop" Supplier.    We offer a broad product line of the value-oriented products that consumers demand as an alternative to premium-priced products. This product breadth, enhanced by our ability to create innovative products and to acquire and integrate products and businesses, improves our ability to be a "one-stop" supplier of branded, value-oriented products in both the lawn and garden and insect control categories for our customers.

        Broad Technology Portfolio.    We have close relationships with key global active ingredient suppliers and have access to a broad portfolio of chemistry due to our significant presence in the pesticide market. This broad-based access to technology enables us to develop products that differentiate between our various opening-price point offerings and our nationally distributed value brands while offering product efficacy that is competitive with premium-priced products. In 2003, as in previous years, we executed several key supply agreements that provide us access to premier, proprietary active ingredients and strengthen our technology leadership position in our industry.

        Strong Management Team.    Our senior management team has extensive industry experience and has grown our business by developing and introducing new products, expanding our distribution channels and acquiring new brands and products, while improving our operating efficiencies.

Business Strategy

        We plan to build upon our strengths and favorable industry trends to enhance our competitive position by implementing the following key elements of our business strategy:

        Enhance Relationships With Leading Retailers.    We seek to leverage our strong value brand position and operational expertise to continue to deliver greater value to leading retailers than our competitors. We focus on enhancing retailers' profitability in selling our products by being a low-cost provider and leveraging our one-step distribution process. We are able to compete as a low-cost provider due to our efficient marketing programs, high level of vertical integration and significant distribution leverage. We currently manufacture and market opening price point brands for leading retailers such as Ace Hardware, Albertsons, Dollar General, The Home Depot, Lowe's, Target, Tru*Serv, Walgreens and Wal*Mart. We also believe our relationship as a supplier of "house brands" provides a basis for broadening our product offerings. While we have not historically maintained long-term supply contracts with our key customers, we continue to develop new strategies to reduce the variability of our product listings and further enhance our position with them.

        Leverage Our Operating Model.    We continually strive to strengthen our distribution network and relationships with retailers. We have increased our sales and improved operating leverage by supplying complementary product lines to retailers. Our strategy is to continue to expand our product portfolio either through new product development or by acquiring product lines or businesses, as follows:

  •
  Organic Growth: Our new product development strategy is to introduce innovative products that have superior performance, easy-to-understand and visually appealing packaging, value pricing and that are technologically differentiated. For example, the introduction of our Spectracide Triazicide products propelled the Spectracide brand to a leading position in the home center channel in 2002 and 2003. Since 1999, we have developed over 300 new products.

  •
  Acquisitions: Our acquisition strategy is to selectively acquire product lines or businesses that can benefit from our position as a "house" supplier, strong distribution network, product development expertise, access to a broad technology portfolio and other competitive strengths. For example, the products we acquired in our merger with Schultz Company and acquisition of WPC Brands, Inc. have benefited from our distribution leverage and certain of the acquired fertilizer brands enhanced our existing relationships with key customers.

        Maintain and Enhance Technological Strength.    We plan to continue our focus of building and maintaining a broad technology portfolio to enhance product differentiation and to maintain product efficacy. By increasing scale, we seek to leverage our relationships with global active ingredient suppliers to maintain and expand our technologically advanced product offerings, with a focus on exclusive chemistry and new technology.

        Coordinate Sales and Customer Service Efforts.    We have four customer-focused platform teams that are comprised of dedicated executive, sales, marketing, supply chain and finance personnel. Three of these teams are located in the cities of our largest customers' headquarters while the fourth is based at our corporate headquarters to serve our other accounts. In addition, we continue to refine our in-store retail service force to improve service to key customers. Our recent realignment of this force in 2003, combined with our customer-focused platform teams, allow us to provide separate, dedicated, individually tailored customer service to our key customers and respond more quickly and proactively to their specific needs.

        Increase Supply Chain Efficiency.    We plan to leverage our greater purchasing power for raw materials and active ingredients resulting from our organic growth and acquisitions to seek improved prices and terms from suppliers. In addition, we intend to selectively in-source or out-source products, based on the cost, quality and reliability of available alternatives. Toward that end, we have improved costs and reliability by acquiring one fertilizer manufacturing plant and leasing another plant in 2002, which allows us to manufacture much of our granular fertilizer product internally instead of relying on outsourcing arrangements.

Industry Overview

        Retail sales of consumer lawn and garden products in the United States totaled approximately $2.8 billion during the year ended December 31, 2003. We believe that the industry will continue to grow over the next several years due to favorable demographic trends. According to a national, independent gardening survey conducted in 2001, approximately 85 million households in the United States, or 80% of all households in the United States, participate in some form of lawn and garden care activity. We believe a key growth factor in the lawn and garden retail market is the aging of the United States population, as consumers over the age of forty-five represent the largest segment of lawn and garden care product users and typically have more leisure time and higher levels of discretionary income than the general population. We also believe the growth in the home improvement center and mass merchandiser channels have increased the popularity of do-it-yourself activities, including lawn and garden projects.

        Retail sales of household insecticide and repellent products in the United States totaled approximately $0.9 billion during the year ended December 31, 2003. We believe that the industry will continue to grow over the next several years due to general economic growth and increasing awareness of insect-spread illnesses such as the West Nile Virus.

Our History

        We were founded in 1969 and incorporated as a Delaware corporation in 1973. On January 20, 1999, UIC Holdings, L.L.C., which is owned by Thomas H. Lee Equity Fund IV, L.P., its affiliates and some members of our management at that time, acquired substantially all of our capital stock in a recapitalization transaction. UIC Holdings, L.L.C. is the beneficial owner of approximately 92% of our common stock on a fully diluted basis as of February 27, 2004.

        Acquisition of Brands.    In 1973, we acquired the assets of Spray Chem, a contract manufacturer of liquid and aerosol insecticides and herbicides. In 1985, we acquired the Real-Kill brand and entered into the manufacture and distribution of branded products. In 1988, we formed our core businesses through the acquisition of certain assets of various businesses of Chesebrough-Ponds. The acquired brands included Spectracide, Hot Shot, Rid-a-Bug, Bag-a-Bug and No-Pest. The acquisition of these brands expanded our products to include a wide array of value-oriented indoor and outdoor pesticides. In 1994, we acquired assets and licensing rights relating to Cutter from Miles, Inc. In 1995, we acquired assets from Alljack Company and Celex Corporation, including certain licensing rights and certain manufacturing rights of Kmart's opening price point brands.

        On December 17, 2001, we advanced our strategic plan for growth in the consumer lawn and garden category by acquiring leading consumer fertilizer brands Vigoro, Sta-Green and Bandini, as well as acquiring licensing rights to the Best line of fertilizer products. These brands, which were formerly owned by or licensed to U.S. Fertilizer, Inc. (formerly Pursell Industries, Inc.), complement our existing consumer lawn, garden and insect control products.

        Schultz Company.    On May 9, 2002, one of our wholly-owned subsidiaries merged with Schultz, a manufacturer of horticultural products and specialty items and a distributor of potting soil, soil conditioners and other growing media, whose products are distributed primarily to retail outlets throughout the United States and Canada. The merger was executed to achieve economies of scale and synergistic efficiencies due to the complementary nature of our businesses. As a result of the merger, Schultz became our wholly-owned subsidiary.

        U.S. Fertilizer.    On October 3, 2002, we signed an asset purchase agreement to acquire certain assets from U.S. Fertilizer. The assets acquired included certain inventory, equipment at two of U.S. Fertilizer's facilities and real estate at one of the two facilities. These facilities, located in Orrville, Ohio and Sylacauga, Alabama, previously fulfilled, and are expected to continue to fulfill, over half of our fertilizer manufacturing requirements.

        Also on October 3, 2002, we executed a tolling agreement with U.S. Fertilizer, whereby U.S. Fertilizer will supply us with the remainder of our fertilizer needs. The tolling agreement requires us to be responsible for all raw materials, certain capital expenditures and other related costs for U.S. Fertilizer to manufacture and supply us with fertilizer products. The agreement provides us with early termination rights without penalty upon a breach of the agreement by U.S. Fertilizer or upon our payment of certain amounts as set forth therein.

        WPC Brands.    On December 6, 2002, we acquired WPC Brands, a manufacturer and distributor of various leisure-time consumer products, including a full line of insect repellents, institutional healthcare products and other proprietary and private label products. The acquisition was executed to enhance our insect repellent product lines and to strengthen our presence at major customers. In May 2003, we consummated the sale of all of the non-repellent product lines and associated assets to complete our intended strategy.

        Subsequent Events.    Subsequent to December 31, 2003, we executed several strategic transactions, including the execution of a definitive agreement to acquire a lawn and garden products company, the execution of a licensing, manufacturing and supply agreement with our largest customer, and the execution of an agreement to repurchase certain shares of our outstanding common stock. These transactions are described below and in more detail under "Recent Strategic Transactions" and "Recent Acquisitions and Disposition" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Definitive Agreement for The Nu-Gro Corporation Acquisition.    In March 2004, we and a newly-created wholly-owned subsidiary of ours entered into a definitive agreement to acquire all of the outstanding common shares of The Nu-Gro Corporation, a lawn and garden products company incorporated under the laws of Ontario, Canada, for an aggregate purchase price of $143.8 million in cash. Shares of Nu-Gro's common stock are publicly traded on the Toronto Stock Exchange. Consummation of the transaction is subject to customary conditions to closing, including regulatory, court and Nu-Gro shareholder approval. We expect to close the transaction during the second quarter of 2004. In connection with the definitive agreement, we also entered into an agreement with Oakwest Corporation Limited and certain related Nu-Gro shareholders who together hold approximately 26% of Nu-Gro's shares, pursuant to which such stockholders have agreed to vote in favor of the transaction. We will account for the transaction as an acquisition, and accordingly, the results of operations of Nu-Gro will be included in our results of operations from the date of acquisition.

        Refinancing.    In connection with the execution of the Nu-Gro definitive agreement and to finance the repurchase of our outstanding Series B Notes, the repurchase of our Class A nonvoting preferred stock and the repayment of accrued dividends thereon, we have obtained a commitment letter from Bank of America, N.A., Banc of America Securities LLC, Citigroup Global Markets, Inc. and Citicorp North America, Inc. for the refinancing of our existing senior credit facility. The commitment letter provides for a $510.0 million amended and restated senior secured credit facility consisting of a new seven-year $385.0 million term loan facility and a new six-year $125.0 million revolving credit facility. Principal and interest payments on the new senior credit facility will be payable in consecutive quarterly installments and will bear interest at rates more favorable than our existing senior credit facility, subject to adjustment depending on certain financial ratios. Consummation of the refinancing is subject to negotiation of mutually agreeable definitive agreements, completion of the Nu-Gro acquisition and other customary closing conditions and is expected to occur by the second quarter of 2004. In addition, Bank of America, N.A. has agreed to loan us up to $105.0 million in connection with the acquisition of all of the outstanding shares of Nu-Gro, which loan will be due and payable one business day after funding of the loan. This loan is being used to achieve favorable tax results and is expected to be repaid immediately.

        Customer Agreement.    In February 2004, we and our largest customer executed a licensing, manufacturing and supply agreement, which is subject to approval by our lenders and Board of Directors. Under the agreement, we will license certain of our trademarks and be the exclusive manufacturer and supplier for certain products branded with such trademarks from January 1, 2004, the effective date of the agreement, through December 31, 2008 or such later date as is specified in the agreement. Provided the customer achieves certain required minimum purchase volumes and other conditions during such period, and the manufacturing and supply portion of the agreement is extended for an additional three-year period as specified in the agreement, we will assign the trademarks to the customer not earlier than May 1, 2009, but otherwise within thirty days after the date upon which such required minimum purchase volumes are achieved. The carrying value of such trademarks as of December 31, 2003 was estimated at $16.0 million. If the customer fails to achieve the required minimum purchase volumes or meet other certain conditions, assignment may occur at a later date, if certain conditions are met. In addition, as a result of executing the agreement, we have modified the trademarks' initial amortization period of 40 years and will record amortization in a manner consistent with projected sales activity over five years, commensurate with the term of the agreement.

        Bayer Transactions.    Following the termination of the In-Store Service Agreement, in December 2003, we gave notice to Bayer regarding our exercise of the option to repurchase all outstanding common stock previously issued to Bayer. Bayer disputed our interpretation of the Exchange Agreement and our calculation of the repurchase price. As a result, we and Bayer entered negotiations to determine an agreed upon repurchase price based on equations included in the Exchange Agreement and other factors. We commenced an arbitration proceeding against Bayer to resolve the dispute on January 30, 2004. However, we reached a negotiated settlement of the dispute with Bayer on February 23, 2004, pursuant to which Bayer agreed to deliver all of its shares of our common stock to us in exchange for a cash payment of $1.5 million, cancellation of $22.5 million in remaining payments required to be made in connection with the common stock subscription receivable and forgiveness of interest related to such payments of $0.3 million.

        We recorded treasury stock of $24.4 million, based on the consideration given to Bayer, and reduced the common stock subscription receivable by $22.5 million, the remaining balance on the date of repurchase. We also reversed the common stock repurchase option of $2.6 million as a result of its exercise and recorded a corresponding amount to additional paid-in capital. As a result of this transaction, we and Bayer agreed that the Exchange Agreement and In-Store Service Agreement are fully terminated, with the exception of certain provisions contained therein that expressly survive termination, and that the Supply Agreement shall remain in full force and effect according to its terms. Under the terms of the Supply Agreement, any remaining balance at January 30, 2009 is unconditionally and immediately payable to us by Bayer regardless of whether we purchase any ingredients under the Supply Agreement or not. As of December 31, 2003, the remaining balance of the Supply Agreement was $5.3 million.

Products

        Under a variety of brand names, we manufacture and market one of the broadest lines of products in our industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents and fertilizers, growing media and soils. Most of our products are value-oriented products, such as value brands and opening price point brands. Our value brands are targeted toward consumers who want products and packaging that are comparable or superior to, and at lower prices than, premium-priced brands, while our opening price point brands are designed for cost conscious consumers who want quality products. The following is a description of each of our major brands and products by segment:

        Lawn and Garden (73% of 2003 net sales).    Our Lawn and Garden segment includes a broad line of brands and a variety of other value and private label products. Following is a description of some of these brands and products:

  •
  Spectracide. The Spectracide product line includes Spectracide Triazicide and Spectracide Terminate and primarily consists of outdoor insect control products and herbicides, but it also includes indoor insect control products, specialty items such as plant disease control and rose care products and regional products, such as fire ant killer and Japanese beetle traps.

  •
  Garden Safe. Launched in 2002, the Garden Safe brand represents a broad line of lawn and garden products for environmentally conscious consumers.

  •
  Schultz. The Schultz brand represents a wide array of lawn and garden, plant care, potting soils and other growing media products. In addition, in 2003, we launched a complete line of outdoor insect control products and herbicides under the Schultz brand.

  •
  Vigoro. The Vigoro brand represents a broad line of lawn and garden fertilizers. The brand was established in 1924 and Vigoro products have been sold exclusively to The Home Depot since 1996.

  •
  Sta-Green. The Sta-Green brand represents a complete line of lawn and garden fertilizers and value-added soils. The brand was established in 1904 and has been primarily sold to Lowe's since 1996 and also to select, typically smaller, lawn and garden distributors.

  •
  Real-Kill. In 1997, we repositioned our Real-Kill brand by re-launching it almost exclusively at The Home Depot as its opening price point brand. It is now also sold at certain other retailers and consists of various indoor and outdoor pesticide and rodenticide products.

  •
  No-Pest. In 1997, we introduced No-Pest exclusively at Lowe's as its opening price point brand. The brand consists of various indoor and outdoor pesticide products.

  •
  Other Value Brands. We also manufacture and market regional value brands and private label products for many other retailers and produce pesticides and other chemicals for other customers.

        Household (25% of 2003 net sales).    We sell a broad range of household insecticides and insect repellents and a number of private label and other products. Below is a description of some of these brands and products.

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

        Contract (2% of 2003 net sales).    The Contract segment includes a variety of compounds and chemicals, such as cleaning solutions and other consumer products.

Customers

        We sell our products through all major retail channels, including mass merchandisers, home improvement centers, hardware, grocery and drug chains, nurseries and garden centers. We are heavily dependent on The Home Depot, Lowe's and Wal*Mart for a substantial portion of our sales. Our net sales to these customers, as a percentage of total net sales, were:

	Year Ended December 31,
	2003	2002	2001
The Home Depot	32%	33%	25%
Lowe's	20%	23%	22%
Wal*Mart	19%	18%	17%

Total	71%	74%	64%

        We manufacture and supply products to hundreds of customers representing more than 70,000 retail stores across the United States and in select locations of Canada, Puerto Rico and the Caribbean. Our strong position in the home improvement center and mass merchandiser channels is a key element to our past and future success.

Seasonality

        Our business is highly seasonal because our products are used primarily in the spring and summer seasons. In 2003, approximately 72% of our net sales occurred in the first and second quarters, resulting in higher net sales and overall operating results during those quarters. In 2002, approximately 70% of our net sales occurred in the first and second quarters while in 2001 approximately 71% of our net sales occurred in the first and second quarters. Our working capital needs, and correspondingly our borrowings, generally peak in the first and second quarters of each year.

Backlog

        Our backlog was $5.1 million as of December 31, 2003 and $2.5 million as of December 31, 2002. However, we do not believe that our backlog is a meaningful indicator of expected sales because of the short lead-time between order entry and shipment. We expect our backlog to be filled within each approaching season, but there can be no assurance that backlog at any point in time will translate into sales in any particular subsequent period.

Sales and Marketing

        We utilize our four customer-focused platform teams to build and maintain strong relationships with our customers which help focus and drive our sales and marketing efforts. In addition, we have one of the largest in-store service forces in the industry. Each representative is responsible for a number of retail outlets and typically visits each store weekly to merchandise shelf space, execute in-store programs and train retail associates on product features. This process enables real-time market intelligence gathering and facilitates regionally appropriate, real-time marketing and promotional activities which helps maximize store-level sales and profitability for categories that have a high degree of sensitivity to local weather patterns.

        We also have one of the largest consumer marketing teams in the industry which temporarily grows during our peak selling season. On key selling days of the week, each consumer marketing representative assists consumers in the lawn and garden department at various home improvement center locations. These consumer marketing representatives strive to educate consumers about our products and enable them to make informed buying decisions.

        In most geographies, our critical mass allows our sales and marketing personnel to be dedicated to a specific retailer. Our largest customers favor this approach as it allows a higher degree of knowledge about their entire program and store layout and strengthens in-store relationships and related customer service.

Research and Development

        Our research and development activities focus on applied research using the strength and knowledge of our active ingredient suppliers and strategic active ingredient partners but also include the development of new products, new methods of delivery and identification of shifts in consumer needs and preferences. We spent $2.4 million on research and development activities in 2003, $2.1 million in 2002 and $3.1 million in 2001.

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

Competition

        Each of our segments operate in highly competitive markets and compete against a number of national and regional brands. We believe the principal factors by which we compete are product quality and performance, value, brand strength and marketing. Our principal national competitors for our Lawn and Garden and Household segments include: The Scotts Company, which markets lawn and garden products under the Scotts®, Ortho®, Roundup®, Miracle-Gro® and Hyponex® brand names; S.C. Johnson & Son, Inc., which markets insecticide and repellent products under the Raid® and OFF!® brand names; Bayer A.G., which markets lawn and garden products under the Bayer Advanced™ brand name; Central Garden & Pet Company, which markets insecticide and garden products under the AMDRO®, IMAGE® and Pennington Seed® brand names; and The Clorox Company, which markets products under the Combat® brand name. In our Contract segment, we compete with a diverse group of companies. Some of our competitors in each segment have substantially greater financial resources and research departments than we do.

Intellectual Property

        We own, and operate using, a substantial number of trademarks and trade names including the following: Spectracide, Spectracide Triazicide, Spectracide Terminate, Hot Shot, Garden Safe, Schultz, Rid-a-Bug, Bag-a-Bug, Real-Kill, No-Pest, Repel, Vigoro, Sta-Green and Bandini, as well as the licensing rights to the Best line of fertilizer products. We also license certain Cutter trademarks from Bayer A.G. and certain Peters and Peters Professional trademarks from The Scotts Company. These licenses are royalty-free, perpetual and exclusive. See "Recent Strategic Transactions—Customer Agreement" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report for more information regarding our intellectual property.

Employees

        As of December 31, 2003, we had approximately 900 full-time employees. Approximately 300 of our employees are covered by a collective bargaining agreement with the Finishers, Maintenance Painters, Industrial and Allied Workers Local Union 980, AFL-CIO which expires in August 2005. We consider our current relationship with our employees, both unionized and non-unionized, to be good.

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

        The Food Quality Protection Act establishes a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under the Act, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in our products continue to be evaluated by the EPA as part of this exposure. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. For example, in 2000, Dow AgroSciences L.L.C., an active ingredient registrant, voluntarily agreed to a withdrawal of virtually all residential uses of Dursban, an active ingredient we used in our lawn and garden products. This had a material effect on our financial position, results of operations and cash flows in 2000. We cannot predict the outcome or the severity of the effect of the EPA's continuing evaluations of active ingredients used in our products.

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

        We do not anticipate incurring material capital expenditures for environmental control facilities during 2004. We currently estimate that the costs associated with compliance with environmental, health and safety regulations could total approximately $0.2 million annually for the next several years. The adequacy of our anticipated future expenditures is based on our operating in substantial compliance with applicable environmental and public health laws and regulations and the assumption that there are not significant conditions of potential contamination that are unknown to us. If there is a significant change in the facts and circumstances surrounding this assumption, or if we are found not to be in substantial compliance with applicable environmental public health laws and regulations, it could have a material impact on future environmental capital expenditures and other environmental expenses and our consolidated financial position, results of operations or cash flows.

        Certain of our products and packaging materials are subject to regulations administered by the U.S. Food and Drug Administration (FDA). Among other things, the FDA enforces statutory prohibitions against misbranded and adulterated products, establishes ingredients and manufacturing procedures for certain products, establishes standards of identity for certain products, determines the safety of products and establishes labeling standards and requirements. In addition, various states regulate these products by enforcing federal and state standards of identity for selected products, grading products, inspecting production facilities, and imposing their own labeling requirements.

        As of December 31, 2003 and 2002, we believe we were substantially in compliance with applicable environmental and regulatory requirements.

Financial Information about Segments

        For information concerning our operating results by segment, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 18 of "Notes to Consolidated Financial Statements," included elsewhere in this Annual Report.

ITEM 2. PROPERTIES.

        Our primary facilities are as follows:

Location	Approximate Square Footage	Lease Expiration (or Ownership)	Primary Business Segment Served	Description
St. Louis, MO	79,200	12/31/2012	All	Corporate headquarters
Vinita Park, MO—Plant I	32,800	Year-to-year through 12/31/05	Household and Contract	Production facility
Vinita Park, MO—Plant II	86,000	Year-to-year through 12/31/10	All	Production facility
Vinita Park, MO—Plant III	88,000	Year-to-year through 12/31/10	Household	Production facility and warehouse
Vinita Park, MO	86,000	Year-to-year through 12/31/10	All	Warehouse
Vinita Park, MO	165,300	12/31/2005	All	Warehouse
Vinita Park, MO	53,500	12/31/2005	All	Storage
Bridgeton, MO(1)	75,000-150,000	12/31/2012	All	Storage
Bridgeton, MO	403,200	12/31/2012	All	Distribution center
Bridgeton, MO—Plant IV	153,000	1/31/2015	Lawn and Garden	Production facility
Orrville, OH	30,420	Owned	Lawn and Garden	Production facility
Orrville, OH	20,000	Owned	Lawn and Garden	Distribution center
Holmesville, OH(2)	100,000-260,000	11/30/2004	Lawn and Garden	Storage
Hoover, AL	35,000	12/31/2006	Lawn and Garden	Office
Sylacauga, AL	71,000	12/31/2006	Lawn and Garden	Production facility and distribution center
Allentown, PA	40,000	10/31/2004	All	Distribution center
Gainesville, GA	126,000	11/30/2006	All	Distribution center
Ontario, CA	61,000	5/31/2005	All	Distribution center
Atlanta, GA	3,200	12/31/2005	All	Office
Mooresville, NC	2,400	12/1/2007	All	Office
Bentonville, AR	6,600	2/1/2008	All	Office

(1)
Approximate square footage increases from 75,000 square feet during non-peak seasons to a maximum of 150,000 square feet during peak seasons.

(2)
Approximate square footage increases from 100,000 square feet during non-peak seasons to a maximum of 260,000 square feet during peak seasons.

        We believe our current facilities are generally well maintained and provide adequate production and distribution capacity for future operations. Our facilities primarily manufacture five types of product categories: aerosols, liquids, baits, water-soluble fertilizers and granular fertilizers. Our typical manufacturing process consists of four stages: batch, fill, label and pack. We currently operate aerosol, liquid, bait, water-soluble fertilizer and granular fertilizer production lines. Our production lines are flexible and can operate at a variety of filling speeds and produce multiple shipping configurations. We also selectively outsource the manufacturing of certain of our products to contract manufacturers. Periodically, we evaluate the need to reposition our portfolio of products and facilities to meet the changing needs of the markets and customers we serve.

ITEM 3. LEGAL PROCEEDINGS.

        We are involved from time to time in routine legal matters and other claims incidental to our business. When it appears probable in management's judgment that we will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, liabilities are recorded in the consolidated financial statements and charges are recorded to results of operations. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of the security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our equity is not currently listed on or with a national securities exchange or national securities association. In addition, we have not historically paid dividends on our common stock. However, while it is presently anticipated that the majority of earnings will be retained and reinvested to support the growth of our business, our Board of Directors continues to evaluate the feasibility of paying dividends in the future. Such payment of future dividends, if any, on common shares will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. As of February 27, 2004, there were 74 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA.

        The selected historical financial data as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The historical financial data as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 have been derived from audited financial statements, which do not appear elsewhere in this Annual Report. When reading this selected historical financial data, it is important that you read along with it the consolidated financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," all of which are included elsewhere in this Annual Report.

	Year Ended December 31,
	2003	2002(1)	2001	2000	1999
	(dollars in thousands)
Statement of Operations Data:
Net sales	$536,146	$479,990	$273,344	$265,794	$284,476
Operating costs and expenses:
Cost of goods sold(2)(3)	328,238	305,644	148,371	146,229	150,344
Selling, general and administrative expenses(3)	139,042	113,162	74,689	69,099	80,496
Facilities and organizational rationalization(3)	—	—	5,550	—	—
Dursban related expenses(4)	—	—	—	8,000	—
Recapitalization transaction fees(5)	—	—	—	—	10,690
Change of control bonuses(6)	—	—	—	—	8,645
Severance charge(6)	—	—	—	—	2,446
Litigation charges(7)	—	—	—	—	1,647

Total operating costs and expenses	467,280	418,806	228,610	223,328	254,268

Operating income	68,866	61,184	44,734	42,466	30,208
Interest expense	38,237	33,811	35,841	41,196	35,553
Interest income	2,024	1,401	—	223	330
Loss from early extinguishment of debt, net of income tax benefit of $1,425(8)	—	—	—	—	(2,325)

Income (loss) before income tax expense (benefit)	32,653	28,774	8,893	1,493	(7,670)
Income tax expense (benefit)(9)	(82,851)	3,438	2,167	134	4,257

Net income (loss)	115,504	25,336	6,726	1,359	(11,927)
Preferred stock dividends	7,650	6,880	2,292	320	—

Net income (loss) available to common stockholders	$107,854	$18,456	$4,434	$1,039	$(11,927)

Other Financial Data:
Cash flows from operating activities	$17,265	$38,215	$25,402	$10,793	$24,504
Cash flows used in investing activities	(7,470)	(68,250)	(45,416)	(3,950)	(3,038)
Cash flows from (used in) financing activities	(8,700)	40,353	20,014	(6,843)	(21,466)
Depreciation and amortization(10)	16,645	10,240	4,918	5,261	4,715
Capital expenditures(11)	11,674	10,450	7,916	3,950	3,038
Balance Sheet Data (end of period):
Cash and cash equivalents	$11,413	$10,318	$—	$—	$—
Total assets	479,944	386,003	272,556	234,894	241,878
Total debt, including capital lease obligation	392,197	404,936	351,768	354,301	369,255
Stockholders' equity (deficit)	15,143	(96,236)	(144,417)	(170,763)	(186,802)

(1)
Our historical operating results for the year ended December 31, 2002 include the operating results of Schultz from May 9, 2002, the date of merger, and WPC Brands from December 6, 2002, the date of acquisition.

(2)
Cost of goods sold for the year ended December 31, 2003 includes a $1.3 million inventory write-up for inventory recorded at fair value in connection with the WPC Brands acquisition in December 2002. Cost of goods sold for the year ended December 31, 2002 includes a $1.5 million inventory write-up for inventory recorded at fair value in connection with the Schultz merger in May 2002.

(3)
During the year ended December 31, 2001, we recorded an $8.5 million charge, of which $5.6 million was recorded in facilities and organizational rationalization, $2.7 million was recorded in cost of goods sold, and

  $0.2 million was recorded in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the year ended December 31, 2003 includes a $2.4 million noncash charge for additional amortization related to the final valuation of the $24.6 million customer relationship intangible asset acquired in our merger with Schultz. For more information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Acquisitions and Disposition," included elsewhere in this Annual Report.

(4)
During the year ended December 31, 2000, the EPA and manufacturers of the active ingredient Dursban entered into a voluntary agreement that provided for withdrawal of virtually all residential uses of Dursban in pesticide products. Formulation of Dursban products intended for residential use ceased by December 1, 2000 and formulators discontinued the sale of such products to retailers after February 1, 2001. Retailers were not allowed to sell Dursban products after December 31, 2001. Accordingly, we recorded a charge of $8.0 million in September 2000 for costs associated with this agreement, including customer markdowns, inventory write-offs and related disposal costs. All costs accrued for this agreement, and additional amounts totaling under $0.1 million, were incurred by December 31, 2002.

(5)
During the year ended December 31, 1999, we recorded $31.3 million in fees and expenses associated with the recapitalization. Fees and expenses that were specifically identified as relating to the issuance of debt were capitalized and are being amortized over the remaining term of the debt as interest expense. Fees and expenses relating to the equity transactions of $10.7 million were charged directly to equity. Other transaction fees were allocated between debt and recapitalization transaction fees expense based on our estimate of the related activities.

(6)
During the year ended December 31, 1999, we recorded charges of $8.6 million for change of control bonuses paid to certain members of senior management and $2.4 million for severance arrangements as a result of the termination of our former President and Chief Executive Officer and Senior Vice President, Sales.

(7)
During the year ended December 31, 1999, we recorded litigation charges of $1.5 million to reserve primarily for the expected cost of an adverse judgment on a counterclaim filed by defendants in the case of United Industries Corporation vs. John Allman, Craig Jackman et al. This case was settled in July 1999.

(8)
During the year ended December 31, 1999, we incurred a loss of $2.3 million, net of a $1.4 million income tax benefit, from the early extinguishment of debt.

(9)
During the year ended December 31, 2003, we determined it was more likely than not that we would fully utilize our deferred tax assets and, accordingly, we fully reversed the valuation allowance of $104.1 million resulting in a significant income tax benefit for the year ended December 31, 2003.

(10)
In accordance with current accounting standards, depreciation and amortization for the years ended December 31, 2003 and 2002 does not include amortization of goodwill. Each of the years in the three-year period ended December 31, 2001 includes amortization expense related to goodwill of less than $0.1 million. Depreciation and amortization for the year ended December 31, 2003 includes a $2.4 million noncash charge for additional amortization related to the final valuation of the $24.6 million customer relationship intangible asset acquired in our merger with Schultz. For more information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Acquisitions and Disposition," included elsewhere in this Annual Report.

(11)
Capital expenditures presented for the year ended December 31, 2000 exclude the execution of a capital lease for $5.3 million. The execution of such capital lease is considered a noncash capital expenditure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The discussion and analysis of our consolidated financial condition and results of operations included herein should be read in conjunction with our historical financial information included in the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. Future results could differ materially from those discussed below for many reasons, including the risks described in Exhibit 99.1 to this Annual Report, under the heading "Certain Trends and Uncertainties" in this section and elsewhere in this Annual Report.

Overview and Management Report

        Operating as Spectrum Brands, we are majority owned by UIC Holdings, L.L.C. and are the leading manufacturer and marketer of value-oriented products for the consumer lawn and garden care and insect control markets in the United States. Under a variety of brand names, we manufacture and market one of the broadest lines of products in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents, fertilizers, growing media and soils. Our value brands are targeted toward consumers who want products and packaging that are comparable or superior to, and at lower prices than, premium-priced brands, while our opening price point brands are designed for cost conscious consumers who want quality products. Our products are marketed to mass merchandisers, home improvement centers, hardware, grocery and drug chains, nurseries and garden centers. Our three largest customers are The Home Depot, Lowe's and Wal*Mart, which are leading and fast growing retailers in our larger segments. We had net sales of $536.1 million and operating income of $68.9 million during the year ended December 31, 2003 and net sales of $480.0 million and operating income of $61.2 million during the year ended December 31, 2002.

        We compete in the $2.8 billion consumer lawn and garden and $0.9 billion insect control retail markets and are benefiting from a shifting of consumer preferences toward value-oriented products. We believe a key growth factor in the lawn and garden retail market is the aging of the United States population, as consumers over the age of forty-five represent the largest segment of lawn and garden care product users and typically have more leisure time and higher levels of discretionary income than the general population. We also believe the growth in the home improvement center and mass merchandiser channels has increased the popularity of do-it-yourself activities, including lawn and garden projects.

        During the third quarter of 2002, we began reporting operating results using three reportable segments, as follows:

        Lawn and Garden (73% of 2003 net sales).    This segment primarily consists of dry, granular lawn fertilizers, lawn fertilizer combination and lawn control products, herbicides, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils and other growing media products and insecticide products. This segment includes, among others, our Spectracide, Garden Safe, Schultz, Vigoro, Sta-Green, Real-Kill and No-Pest brands.

        Household (25% of 2003 net sales).    This segment represents household insecticides and insect repellents that allow consumers to repel insects and maintain a pest-free household. This segment includes our Hot Shot, Cutter and Repel brands, as well as a number of private label and other products.

        Contract (2% of 2003 net sales).    This segment includes a variety of compounds and chemicals, such as cleaning solutions and other consumer products.

        We do not believe that our historical financial condition and results of operations are accurate indicators of future results because of variability in our product listings at customers, our historical lack of long-term supply contracts with customers and because of certain significant past events. Those events include merger, acquisition, strategic and equity and debt financing transactions over the last several years. These transactions are described in more detail under the headings "Recent Acquisitions and Disposition" and "Strategic Transactions" located elsewhere in this section. Furthermore, our sales are seasonal in nature and are susceptible to weather conditions that vary from year to year. For example, we experienced a late winter and cool, wet spring conditions that delayed the start of the lawn and garden season in 2003. Taking these and other factors into consideration, including product listing gains and losses at key customers for 2004, we expect net sales percentage growth in the mid-single digits in 2004 compared to 2003.

Critical Accounting Policies

        Our significant accounting policies are described in Note 2 of "Notes to Consolidated Financial Statements," included elsewhere in this Annual Report. While all of the significant accounting policies described therein are important to our consolidated financial statements, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective or complex estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates and assumptions. We believe our most critical accounting policies are as follows.

        Revenue Recognition.    Revenue is recognized when title and risk of loss transfer to the customer. Net sales represent gross sales less any applicable customer discounts from list price, customer returns and promotion expense through cooperative programs with retailers. The provision for customer returns is based on historical sales returns and analysis of credit memo and other relevant information. If the historical or other data used to develop these estimates do not properly reflect future returns, net sales may require adjustment. Sales reductions related to returns were $15.1 million in 2003, $7.4 million is 2002 and $6.5 million in 2001. The increase in 2003 over 2002, was driven primarily by cooler and wetter weather conditions in the first half of 2003, coupled with greater customer efforts to reduce their inventory levels. Amounts included in the accounts receivable reserves for product returns were $1.4 million as of December 31, 2003 and $2.0 million as of December 31, 2002.

        Inventories.    Inventories are reported at the lower of cost or market. Cost is determined using a standard costing system that approximates the first-in, first-out method and includes raw materials, direct labor and overhead. An allowance for obsolete or slow-moving inventory is recorded based on our analysis of inventory levels and future sales forecasts. In the event that our estimates of future usage and sales differ from actual results, the allowance for obsolete or slow-moving inventory may require adjustment. Adjustments to the allowance for obsolete or slow-moving inventory included a decrease of $0.2 million in 2003 and an increase of $3.1 million in 2002. The increase in 2002 over 2001 was driven primarily by the increase in inventory due to our merger with Schultz in May 2002, our purchase of inventory from U.S. Fertilizer in October 2002 and our acquisition of WPC Brands in December 2002. The allowance for obsolete or slow-moving inventory remained flat in 2003 and is not expected to increase significantly in 2004. The allowance for obsolete or slow-moving inventory was $5.6 million as of December 31, 2003 and $5.8 million as of December 31, 2002.

        Promotion Expense.    We advertise and promote our products through national and regional media. Products are also advertised and promoted through cooperative programs with retailers. Advertising and promotion costs are expensed as incurred, although costs incurred during interim periods are generally expensed ratably in relation to revenues. Management develops an estimate of the amount of costs that have been incurred by the retailers under our cooperative programs based on an analysis of specific programs offered to them and historical information. Actual costs incurred may differ significantly from our estimates if factors such as the level of participation and success of the retailers' programs or other conditions differ from our expectations. Promotion expense, including cooperative programs with customers, is recorded as a reduction of gross sales and was $39.8 million in 2003, $41.3 million in 2002 and $24.4 million in 2001. The increase in 2002 over 2001 was driven primarily by the increase in promotions and product lines due to our acquisition of WPC Brands in December 2002, our merger with Schultz in May 2002 and our purchase of fertilizer brands in December 2001. Accrued advertising and promotion expense was $9.6 million as of December 31, 2003 and $16.4 million as of December 31, 2002. The decrease as of December 31, 2003 compared to December 31, 2002 is due primarily to the stage of development of advertising in 2002 and the timing of payments for accrued costs. In addition, advertising costs are incurred irrespective of promotions. Such costs are included in selling, general and administrative expenses in our consolidated statements of operations and were $11.1 million in 2003, $4.9 million in 2002 and $3.9 million in 2001. The increase in 2003 over 2002 was driven primarily by $3.1 million of increased advertising activities mainly associated with certain of our lawn and garden brands, and $3.0 million of increased media and promotional advertising with retailers.

        Income Taxes.    Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. Judgment is required to determine the amount of any valuation allowance to apply against deferred tax assets. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of our deferred tax assets will not be realized. Changes in the valuation allowance are included in our consolidated statements of operations as income tax expense or benefit, as appropriate. In connection with our recapitalization in 1999, we recorded a partial valuation allowance due to uncertainties related to our ability to utilize some of the deferred tax assets resulting from the recapitalization, which primarily consisted of tax-deductible goodwill. During the years 1999 through 2003, we incurred net operating losses for tax purposes.

        While we generated net operating losses for tax purposes during each of the years 1999 through 2003, these losses have been declining and we have generated increasing amounts of pretax income for financial reporting purposes. The following table presents a reconciliation of our net operating loss for tax purposes and pretax income for financial reporting purposes for each of the periods presented:

	Year Ended December 31,
	2003	2002	2001
Pretax income for financial reporting purposes	$32,653	$28,774	$8,873
Deductible goodwill amortization	(40,000)	(40,000)	(40,000)
Other, net	—	8,378	(20)

Net operating loss for tax purposes	$(7,347)	$(2,848)	$(31,147)

        In conjunction with the development of our budget for 2004 and beyond, which was finalized during the fourth quarter of 2003, we determined we are likely to continue to generate increasing amounts of pretax income for financial reporting purposes. The primary difference between taxable income and pretax income, as shown above, has been and is expected to continue to be the annual deduction for the amortization of goodwill which totals $40 million annually. To the extent that we are unable to utilize the annual goodwill deduction, which continues until early 2014, our net operating loss carryforwards will increase by the amount of any tax loss and may be utilized as such in the future. As of December 31, 2003, we had net operating loss carryforwards of approximately $94.1 million, which if not utilized, will begin to expire in 2019.

        In order to fully utilize our deferred tax assets related to the goodwill deduction and net operating loss carryforwards, we will need to generate approximately $520 million of taxable income in future years. At the current level of operating results, we estimate that we will generate taxable income well in excess of $520 million during the goodwill deduction and net operating loss carryforwards periods. If our 2003 loss of $7.3 million were to continue annually through 2014, when the goodwill deduction ceases, our net operating loss carryforwards would increase to approximately $170 million. Once the goodwill deduction ceases, our annual taxable income will increase by $40 million. Also assuming no growth in pretax income for financial reporting purposes from that point going forward, taxable income would increase to approximately $30 million to $40 million annually from 2014 and beyond. Assuming the net operating loss carryforwards were $170 million as previously noted, we would fully utilize the net operating loss carryforwards within a five or six year period.

        As presented above, we generated a significant tax loss in 2001. In 2002, this loss decreased significantly, with the improvement attributed primarily to acquisitions completed during the year. As 2002 was the first year since the recapitalization that our net operating loss for tax purposes was at a level we could reasonably begin to anticipate fully realizing the goodwill deduction and net operating loss carryforwards, and the improvement was related primarily to acquisitions for which we projected operating results but had only limited operating experience, we did not believe it was appropriate at that time to reduce the valuation allowance. However, the year ended December 31, 2003 represents the first full year of operating experience with these acquisitions and the second consecutive year of significantly improved operating results since the recapitalization. During our financial planning process for 2004 and beyond, which indicated continued financial improvement for the foreseeable future, and taking into consideration the factors described above, we determined the valuation allowance should be reversed.

        We expect our effective income tax rate to be 38% in the future. In addition, because of the tax-deductible goodwill and net operating loss carryforwards, most of our income tax expense is deferred and no significant cash payments for income taxes are expected for the next several years.

        Although we believe it is more likely than not that we will utilize our deferred tax assets, we can provide no assurance of this, as our ability to utilize such assets is contingent upon our ability to generate sufficient taxable income in the future. We will continue to assess the realizability of the deferred tax assets based upon actual and forecasted operating results. If we conclude it is not more likely than not that we would realize the benefit of our deferred tax assets, we may have to reestablish some portion of the valuation allowance and, accordingly, record a charge to income tax expense.

        Goodwill and Other Intangible Assets.    We have acquired intangible assets or made acquisitions in the past that resulted in the recording of goodwill or intangible assets, including our acquisition of certain fertilizer brands in December 2001, our merger with Schultz in May 2002 and our acquisition of WPC Brands in December 2002. Under generally accepted accounting principles in effect prior to 2002, goodwill and intangible assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from their cash flows on an undiscounted basis over their useful lives.

        Beginning in 2002, goodwill is no longer amortized and is subject to impairment testing at least annually. We evaluate the recoverability of long-lived assets, including goodwill and intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the fair value of such assets or adverse changes in customer relationships or vendors. Recoverability is evaluated by brand and product type, which represent the reporting unit components within our operating segments. If a review using current market rates, discounted or undiscounted cash flows, as applicable, and other methods indicates that the carrying value of goodwill or other intangible assets are not recoverable, the carrying value of such asset is reduced to estimated fair value. No impairments existed as of December 31, 2003 and 2002. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. Therefore, impairment losses could be recorded in the future.

Results of Operations

        All prior year results and discussion which follow reflect the segments previously described elsewhere in this Annual Report. The following table presents amounts and the percentages of net sales that items in the accompanying consolidated statements of operations constitute for the periods presented:

	Year Ended December 31,
	2003		2002		2001
Net sales by segment:
Lawn and Garden	$393,263	73.3%	$352,269	73.4%	$169,267	61.9%
Household	132,285	24.7%	108,752	22.6%	101,186	37.0%
Contract	10,598	2.0%	18,969	4.0%	2,891	1.1%

Total net sales	536,146	100.0%	479,990	100.0%	273,344	100.0%

Operating costs and expenses:
Cost of goods sold	328,238	61.2%	305,644	63.7%	148,371	54.3%
Selling, general and administrative expenses	139,042	25.9%	113,162	23.6%	74,689	27.3%
Facilities and organizational rationalization	—	0.0%	—	0.0%	5,550	2.0%

Total operating costs and expenses	467,280	87.1%	418,806	87.3%	228,610	83.6%

Operating income (loss) by segment:
Lawn and Garden	38,461	7.2%	38,064	7.9%	24,637	9.0%
Household	30,538	5.7%	23,159	4.8%	20,280	7.5%
Contract	(133)	0.0%	(39)	0.0%	(183)	-0.1%

Total operating income	68,866	12.9%	61,184	12.7%	44,734	16.4%

Interest expense	38,237	7.1%	33,811	7.0%	35,841	13.1%
Interest income	2,024	0.4%	1,401	0.3%	—	0.0%

Income before income tax expense (benefit)	32,653	6.2%	28,774	6.0%	8,893	3.3%
Income tax expense (benefit)	(82,851)	-15.5%	3,438	0.7%	2,167	0.8%

Net income	$115,504	21.7%	$25,336	5.3%	$6,726	2.5%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Net Sales.    Net sales represent gross sales less any applicable customer discounts from list price, customer sales returns and promotion expense through cooperative programs with our customers. Net sales increased $56.1 million, or 11.7%, to $536.1 million for the year ended December 31, 2003 from $480.0 million for the year ended December 31, 2002. The increase, related to our Lawn and Garden and Household segments, as well as the change in our sales mix by segment, were primarily due to our expanded product lines resulting from our merger with Schultz in May 2002, which contributed $43.4 million to the increase in total net sales, our acquisition of WPC Brands in December 2002, which contributed $16.2 million to the increase in total net sales, and an increase in net sales of specific product lines described in more detail below. This increase was partially offset by a decline in charcoal sales in the Contract segment of $12.0 million due to the cessation of charcoal distribution, a decline in sales due to the sale of the non-core product lines acquired in our acquisition of WPC Brands and an increase in promotion expense for the year ended December 31, 2003.

        Net sales in the Lawn and Garden segment increased $41.0 million, or 11.6%, to $393.3 million for the year ended December 31, 2003 from $352.3 million for the year ended December 31, 2002. Net sales of this segment increased primarily due to our merger with Schultz and increased sales of our Spectracide products, partially offset by retailers maintaining lower inventory levels and lower sales of certain other products in the Lawn and Garden segment resulting from cooler and wetter weather conditions the first half of 2003 compared to 2002. Net sales in the Household segment increased $23.5 million, or 21.6%, to $132.3 million for the year ended December 31, 2003 from $108.8 million for the year ended December 31, 2002. Net sales of this segment increased primarily due to higher repellent sales resulting from our acquisition of WPC Brands and higher volume of existing and certain new Cutter products, partially offset by a decline in sales of certain insecticide products. Net sales in the Contract segment decreased $8.4 million, or 44.2%, to $10.6 million for the year ended December 31, 2003 from $19.0 million for the year ended December 31, 2002. Net sales of this segment decreased due to the decline in and cessation of charcoal sales and the sale of the non-core product lines acquired in our acquisition of WPC Brands, partially offset by increased sales due to our merger with Schultz and acquisition of WPC Brands.

        Gross Profit.    Gross profit increased $33.6 million, or 19.3%, to $207.9 million for the year ended December 31, 2003 from $174.3 million for the year ended December 31, 2002. The increase in gross profit was primarily due to increased sales volume, coupled with improved margins resulting from favorable fertilizer manufacturing costs related to our purchase of certain fertilizer production assets from U.S. Fertilizer in October 2002, allowing us to produce some fertilizer internally rather than purchasing all of it from third party manufacturers, including U.S. Fertilizer. These factors were partially offset by unfavorable costs of granular urea used to produce fertilizer. In 2004, we expect the net increase in granular urea costs versus customer price realization to be approximately $4.0 million. As a percentage of net sales, gross profit increased to 38.8% for the year ended December 31, 2003 from 36.3% for the year ended December 31, 2002. The increase in gross profit as a percentage of net sales was primarily due to improved margins on fertilizer products, as previously described, increased sales of higher margin products in our Lawn and Garden and Household segments and our ability to achieve operational efficiencies from the merger and acquisition transactions we consummated in 2002.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses include all costs associated with the selling and distribution of products, product registrations and administrative functions such as finance, information systems and human resources. Selling, general and administrative expenses increased $25.8 million, or 22.8%, to $139.0 million for the year ended December 31, 2003 from $113.2 million for the year ended December 31, 2002. The increase was primarily due to increased media and advertising spending, incremental operating expenses resulting from our merger with Schultz and acquisition of WPC Brands and additional corporate management costs associated with fertilizer being produced internally rather than being purchased. Throughout most of 2002, we purchased fertilizer from a third party and recorded the purchases in cost of goods sold. In October 2002, we acquired equipment and facilities to produce fertilizer internally so we began recording the corporate management costs associated with those activities in selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses increased to 25.9% for the year ended December 31, 2003 from 23.6% for the year ended December 31, 2002. The increase was primarily due to the shifting of fertilizer expenses previously described.

        Operating Income.    As a result of the factors previously described, operating income increased $7.7 million, or 12.6%, to $68.9 million for the year ended December 31, 2003 from $61.2 million for the year ended December 31, 2002. As a percentage of net sales, operating income increased to 12.9% for the year ended December 31, 2003 from 12.7% for the year ended December 31, 2002. The increase was primarily in our Lawn and Garden segment due to additional sales of our fertilizer brands and our merger with Schultz, with a lesser corresponding increase in operating costs and expenses, and in our Household segment due to increased sales of higher margin products in 2003.

        Operating income in the Lawn and Garden segment increased $0.4 million, or 1.0%, to $38.5 million for the year ended December 31, 2003 from $38.1 million for the year ended December 31, 2002. Operating income of this segment increased primarily due to the addition of sales resulting from the Schultz merger and strong sales growth of our Spectracide products, partially offset by higher selling, general and administrative expenses, driven primarily by increased media and advertising spending. Operating income in the Household segment increased $7.3 million, or 31.5%, to $30.5 million for the year ended December 31, 2003 from $23.2 million for the year ended December 31, 2002. Operating income of this segment increased primarily due to increased sales of repellent products, offset partially by the purchase accounting inventory write-up related to the WPC Brands acquisition of $1.3 million. Operating loss in the Contract segment increased $0.1 million, or 241.0%, to $0.1 million for the year ended December 31, 2003 from less than $0.1 million for the year ended December 31, 2002. Operating loss of this segment increased primarily due to increased operating costs and the decline in and cessation of charcoal sales.

        Interest Expense.    Interest expense increased $4.4 million, or 13.0%, to $38.2 million for the year ended December 31, 2003 from $33.8 million for the year ended December 31, 2002. The increase in interest expense was due to the higher interest rate on $85.0 million in aggregate principal amount of 9 7/8% Series C senior subordinated notes issued in March 2003, the proceeds of which were used to repay a portion of the amounts then outstanding under our senior credit facility which bears interest at rates lower than the senior subordinated notes. The increase was also due to write-offs of previously deferred financing fees totaling $1.8 million recorded in connection with our repayment of a portion of the obligations outstanding under our senior credit facility during the year ended December 31, 2003 and an increase in our average debt outstanding during 2003 than in 2002, which resulted from additional borrowings under our senior credit facility to finance our merger with Schultz and the acquisition of WPC Brands. The increase was partially offset by $0.5 million of loss on two interest rate swaps terminated in 2002, a decrease in interest rates under the terms of our senior credit facility of nearly 1.0% in 2003 and a decline in the LIBOR rate of 0.22% in 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Net Sales.    Net sales increased $206.7 million, or 75.6%, to $480.0 million for the year ended December 31, 2002 from $273.3 million for the year ended December 31, 2001. The increase, primarily in our Lawn and Garden segment, as well as the change in our sales mix by segment, were due mainly to our expanded product lines resulting from our acquisition of various fertilizer brands in December 2001 and our merger with Schultz in May 2002, coupled with an increase in sales of specific product lines described in more detail below. This increase was partially offset by an increase in promotion expense and retailers maintaining lower inventory levels.

        Net sales in the Lawn and Garden segment increased $183.0 million, or 108.0%, to $352.3 million for the year ended December 31, 2002 from $169.3 million for the year ended December 31, 2001. Net sales of this segment increased $137.4 million as a result of our acquisition of various fertilizer brands and $28.7 million as a result of our merger with Schultz. These increases were partially offset by lower sales volume of various other products in the Lawn and Garden segment. Net sales in the Household segment increased $7.6 million, or 7.5%, to $108.8 million for the year ended December 31, 2002 from $101.2 million for the year ended December 31, 2001. Net sales of this segment increased primarily due to increases in sales of our repellents and insecticides and in our private label products. Net sales in the Contract segment increased $16.1 million to $19.0 million for the year ended December 31, 2002 from $2.9 million for the year ended December 31, 2001. Net sales of this segment increased primarily due to our commencement of charcoal sales, which totaled $15.4 million, as a result of our merger with Schultz.

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

        Operating Income.    Operating income increased $16.5 million, or 36.9%, to $61.2 million for the year ended December 31, 2002 from $44.7 million for the year ended December 31, 2001. The increase was due to the factors described above. As a percentage of net sales, operating income decreased to 12.7% for the year ended December 31, 2002 from 16.4% for the year ended December 31, 2001. The decrease was primarily in our Lawn and Garden segment due to lower margins on the products we acquired in our acquisition of various fertilizer brands and our merger with Schultz.

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

        Interest Expense.    Interest expense decreased $2.0 million, or 5.6%, to $33.8 million for the year ended December 31, 2002 from $35.8 million for the year ended December 31, 2001. The decrease in interest expense was due to a decline in our average variable borrowing rate of 1.68 percentage points to 7.71% for the year ended December 31, 2002 from 9.39% for the year ended December 31, 2001, resulting primarily from the effects of two unfavorable interest rate swaps terminated in 2002 and a general decline in variable borrowing rates. This decrease was partially offset by an increase in our average debt outstanding during 2002, which resulted from additional borrowings under our senior credit facility to increase liquidity in February 2002, finance our merger with Schultz and finance the acquisition of WPC Brands.

        Income Tax Expense.    For the year ended December 31, 2002, our effective income tax rate was 11.9%. This rate was lower than our statutory rate for federal taxes and state taxes, net of federal benefit, of 38.0% because it reflects our estimated utilization of our goodwill deduction in 2002. The goodwill deduction is related to the step up in tax basis that occurred in connection with our recapitalization in 1999.

Liquidity and Capital Resources

        Our principal liquidity requirements are for working capital, capital expenditures and debt service under the senior credit facility and the senior subordinated notes.

        We believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet the anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments for the foreseeable future. In addition to the Nu-Gro acquisition described in more detail under the heading "Recent Acquisitions and Disposition" in this section, we are regularly engaged in acquisition discussions with a number of other sellers although we cannot guarantee that any acquisitions will be consummated. If we do consummate any acquisitions, including the Nu-Gro acquisition, such transactions could be material to our business and require us to incur additional debt under our revolving credit facility or otherwise.

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

        Operating Activities.    Operating activities provided net cash flows of $17.3 million in 2003 compared to $38.2 million in 2002. The decrease in net cash flows provided by operating activities was primarily due to increased inventories of $11.0 million in 2003 compared to 2002 due to our efforts to fulfill demand associated with a 12% increase in net sales in 2003, coupled by retailers' inventory de-stocking activities which slowed our ability to sell products and reduce inventories accordingly. However, the increase in inventories in 2003 was less than the 2002 increase by $8.9 million and did not result in us recording additional charges for obsolete or slow-moving inventories as many of our products have shelf lives that extend beyond one season or may be reworked if necessary. The decrease in net cash flows provided by operating activities was also due to an increase in accounts receivable of $9.4 million in 2003 compared to a decrease in accounts receivable of $26.6 million in 2002. The seasonal nature of our operations generally requires cash to fund significant increases in working capital, primarily accounts receivable and inventories, during the first half of the year. Accounts receivable and accounts payable generally build substantially in the first half of the year, in line with increasing sales as the season begins. These balances generally decline over the latter part of the year as the lawn and garden season winds down. Net of effects from a disposition, changes in remaining current operating assets and liabilities resulted in a decline in cash flows from operating activities of $15.8 million in 2003 compared to 2002. Net of effects from acquisitions, changes in current operating assets and liabilities resulted in a decline in cash flows from operating activities of $3.7 million in 2002 compared to 2001. Operating activities in 2002 provided less cash flows than in 2001, primarily due to a $9.5 million net decrease in current operating liabilities in 2002 over 2001, net of effects from acquisitions.

        Charge for Facilities, Product Line and Organizational Rationalization.    During the fourth quarter of 2001, we recorded an $8.5 million charge related to facilities, product line and organizational rationalization, which primarily affected our Lawn and Garden segment results. The components of the charge included $2.7 million for obsolete inventory, primarily related to the discontinuance of our Spectracide Pro product line and damaged product from the warehouse consolidation and move, which was recorded in costs of goods sold, $2.1 million for severance costs associated with an early voluntary retirement program that was offered to 85 employees during December 2001, a $3.5 million charge related to the warehouse consolidation project, primarily attributable to facility exit costs and resultant duplicate rent payments in 2002 and $0.2 million was recorded in selling, general and administrative expenses. Approximately $3.5 million of this charge affected cash flows from operating activities during 2002 and $3.1 million affected cash flows from operating activities during 2001. The consolidation resulted in cost savings of $1.8 million in 2002 with a return on investment expected by 2004.

        Dursban Agreement.    During the year ended December 31, 2000, the EPA and manufacturers of the active ingredient Dursban entered into a voluntary agreement that provided for withdrawal of virtually all residential uses of Dursban. Formulation of Dursban products intended for residential use ceased by December 1, 2000 and formulators discontinued the sale of such products to retailers after February 1, 2001. Retailers were not allowed to sell Dursban products after December 31, 2001. Accordingly, a charge of $8.0 million was recorded in September 2000 for costs associated with this agreement, including customer markdowns, inventory write-offs and related disposal costs, which primarily affected our Lawn and Garden segment results. All of our accrued costs associated with this agreement and additional amounts totaling under $0.1 million were incurred by December 31, 2002. Approximately $0.1 million of this charge affected cash flows from operating activities during 2002 and $6.0 million affected cash flows from operating activities during 2001.

        Investing Activities.    Investing activities used net cash flows of $7.5 million in 2003 compared to $68.3 million in 2002. The decrease in net cash flows used in investing activities was primarily the result of fewer strategic transactions during 2003 compared to 2002. Cash flows associated with these transactions included the merger with Schultz for $38.3 million in May 2002 and the acquisition of WPC Brands for $19.5 million in December 2002. Also contributing to the decrease in net cash flows used in investing activities was the receipt of $4.2 million in proceeds from our sale of the non-core product lines we acquired in the WPC Brands acquisition. The decrease in net cash flows used in investing activities was partially offset by the increase in purchases of equipment and leasehold improvements of $5.2 million in 2003 compared to 2002. Investing activities used $22.9 million more cash in 2002 than in 2001 primarily due to the strategic transactions completed in 2002 compared to 2001. The purchase of fertilizer brands for $37.5 million was the only significant strategic transaction completed during 2001.

        Capital Expenditures.    Capital expenditures relate primarily to the construction of additional capacity for production and distribution, the development and implementation of our enterprise resource planning, or ERP, system and the enhancement of certain of our existing facilities. Cash used for capital expenditures was $11.7 million in 2003, $10.5 million in 2002 and $7.9 million in 2001. The increase in capital expenditures from 2003 to 2002 is primarily related to the development and implementation of our ERP system. The increase in capital expenditures from 2002 to 2001 is primarily related to our purchase of fertilizer manufacturing equipment from U.S. Fertilizer in October 2002, coupled with expenditures related to our ERP system. We expect to spend approximately $10.0 million in 2004 on capital expenditures, including $0.7 million on our ERP system.

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

        Financing Activities.    Financing activities used net cash flows of $8.7 million in 2003 compared to providing net cash flows of $40.4 million in 2002. The decrease in net cash flows provided by financing activities was primarily due to debt repayments, net of borrowings, of $12.0 million in 2003 compared to borrowings, net of debt repayments, of $31.0 million in 2002. Also contributing to higher cash flows provided by financing activities in 2002 compared to 2003 were proceeds from the issuance of common stock of $17.5 million. A portion of the borrowings and the net proceeds of the issuance of common stock in 2002 were used to finance a portion of the merger with Schultz and the acquisition of WPC Brands. Financing activities in 2002 provided $20.4 million more net cash flows than in 2001, primarily due to borrowings, net of debt repayments, of $31.0 million in 2002 compared to borrowings, net of debt repayments, of $11.0 million in 2001. Contributing to cash flows provided by financing activities in 2001 were proceeds received on the issuance of preferred stock of $22.0 million in connection with our purchase of various fertilizer brands in December 2001.

        Historically, we have utilized internally generated funds and borrowings under credit facilities to meet ongoing working capital and capital expenditure requirements. As a result of our recapitalization in 1999 and increased borrowings, we have significantly increased cash requirements for debt service relating to our senior subordinated notes and senior credit facility. We had total long-term debt, including capital lease obligation, of $392.2 million as of December 31, 2003 and $404.9 million as of December 31, 2002. We will rely on internally generated funds and, to the extent necessary, borrowings under our revolving credit facility to meet liquidity needs. We had unused availability under our revolving credit facility of $87.9 million as of December 31, 2003 and $88.1 million as of December 31, 2002.

        Long-term debt, excluding capital lease obligation, totaled $388.5 million as of December 31, 2003 and $400.7 million as of December 31, 2002. This debt was comprised of senior subordinated notes of $236.1 million as of December 31, 2003 and $150.0 million as of December 31, 2002, and borrowings under our senior credit facility of $152.4 million as of December 31, 2003 and $250.7 million as of December 31, 2002. The weighted average rate on borrowings under our senior credit facility was 5.19% as of December 31, 2003 and 5.34% as of December 31, 2002. The weighted average rate on the senior subordinated notes was 9.875% as of the end of each of these periods, resulting in a blended weighted average rate of 8.04% as of December 31, 2003 and 7.03% as of December 31, 2002. The fair value of our total fixed-rate debt was $243.2 million as of December 31, 2003 and $151.5 million as of December 31, 2002. The fair value of our total variable-rate debt, including current maturities and short-term borrowings, approximated the carrying value of $152.4 million as of December 31, 2003 and $250.7 million as of December 31, 2002. The fair values of our fixed-rate debt and variable-rate debt are based on quoted market prices.

        Senior Credit Facility.    Our senior credit facility, as amended as of March 14, 2003, was provided by Bank of America, N.A., Morgan Stanley Senior Funding, Inc. and Canadian Imperial Bank of Commerce and consists of (1) a $90.0 million revolving credit facility; (2) a $75.0 million term loan facility (Term Loan A); and (3) a $240.0 million term loan facility (Term Loan B). The revolving credit facility and Term Loan A mature on January 20, 2005 and Term Loan B matures on January 20, 2006. The revolving credit facility is subject to a clean-down period during which the aggregate amount outstanding under the revolving credit facility shall not exceed $10.0 million for 30 consecutive days during the period between August 1 and November 30 in each calendar year. As of December 31, 2003 and 2002, the clean-down period had been completed and no amounts were outstanding under the revolving credit facility. There were no compensating balance requirements during any of the periods presented herein.

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

        The senior credit facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative covenants place restrictions on, among other things, levels of investments, indebtedness, insurance, capital expenditures and dividend payments. The financial covenants require the maintenance of certain financial ratios at defined levels. As of and during the years ended December 31, 2003 and 2002, we were in compliance with all covenants. While we do not anticipate an event of non-compliance in the foreseeable future, such an event would require us to request a waiver or an amendment to the senior credit facility. Amending the senior credit facility could result in changes to our borrowing capacity or our effective interest rates. Under the agreements, interest rates on the revolving credit facility, Term Loan A and Term Loan B range from 1.50% to 4.00% above LIBOR, depending on certain financial ratios. LIBOR was 1.16% as of December 31, 2003 and 1.38% as of December 31, 2002. Unused commitments under the revolving credit facility are subject to a 0.5% annual commitment fee. The interest rate of Term Loan A was 4.67% as of December 31, 2002. The interest rate of Term Loan B was 5.12% as of December 31, 2003 and 5.42% as of December 31, 2002.

        The senior credit facility may be prepaid in whole or in part at any time without premium or penalty. During the year ended December 31, 2003, we made principal payments of $28.3 million to fully repay Term Loan A and $69.6 million on Term Loan B, which primarily represented optional principal prepayments. During the year ended December 31, 2002, we made principal payments of $11.0 million on Term Loan A and $2.0 million on Term Loan B, which included optional principal prepayments of $6.3 million on Term Loan A and $1.1 million on Term Loan B. In connection with the prepayments in 2003, we recorded write-offs totaling $1.8 million in previously deferred financing fees which are included in interest expense in our consolidated statement of operations for the year ended December 31, 2003, included elsewhere in this Annual Report. The optional payments were made to remain several quarterly payments ahead of the regular payment schedule. According to the senior credit facility agreement, each prepayment may be applied to the next principal repayment installments. We remain several principal payments ahead of schedule on Term Loan B and we intend to pay a full year of principal installments in 2004 in accordance with the terms of the senior credit facility.

        The senior credit facility is secured by substantially all of the properties and assets of our current and future domestic subsidiaries. The carrying amount of our obligations under the senior credit facility approximates fair value because the interest rates are based on floating interest rates identified by reference to market rates.

        In connection with the execution of the Nu-Gro definitive agreement (described in more detail under the heading "Recent Acquisitions and Disposition" in this section) and to finance the repurchase of our outstanding Series B Notes, the repurchase of our outstanding Class A nonvoting preferred stock and the repayment of accrued dividends thereon, we have obtained a commitment letter from Bank of America, N.A., Banc of America Securities LLC, Citigroup Global Markets, Inc. and Citicorp North America, Inc. for the refinancing of our existing senior credit facility. The commitment letter provides for a $510.0 million amended and restated senior credit facility consisting of a new seven-year $385.0 million term loan facility and a new six-year $125.0 million revolving credit facility. Principal and interest payments on the new senior credit facility will be payable in consecutive quarterly installments and will bear interest at rates more favorable than our existing senior credit facility, subject to adjustment depending on certain financial ratios. Consummation of the refinancing is subject to negotiation of mutually agreeable definitive agreements, completion of the Nu-Gro acquisition and other customary closing conditions and is expected to occur by the second quarter of 2004. In addition, Bank of America, N.A. has agreed to loan us up to $105.0 million in connection with the acquisition of all of the outstanding shares of Nu-Gro, which loan will be due and payable one business day after funding of the loan. This loan is being used to achieve favorable tax results and is expected to be repaid immediately.

        9 7/8% Series B Senior Subordinated Notes.    In November 1999, we issued $150.0 million in aggregate principal amount of 9 7/8% Series B senior subordinated notes due April 1, 2009 (the Series B Notes). Interest accrues on the Series B Notes at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1. As described in more detail below, as of December 31, 2003, $3.1 million of the Series B Notes were outstanding.

        9 7/8% Series C Senior Subordinated Notes.    In March 2003, we issued $85.0 million in aggregate principal amount of 9 7/8% Series C Notes due April 1, 2009 in a private placement. Gross proceeds from the issuance were $86.3 million and included a premium of $1.275 million which is being amortized over the term of the Series C Notes using the effective interest method. Interest on the Series C Notes accrued at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1. Net proceeds of $84.1 million were used to repay $30.0 million of the revolving credit facility, fully repay $28.3 million outstanding under Term Loan A and repay $25.9 million outstanding under Term Loan B. The Series C Notes were issued with terms substantially similar to the Series B Notes. In connection with the issuance of the Series C Notes, we recorded $2.2 million of deferred financing fees which are being amortized over the term of the Series C Notes. As described in more detail below, as of December 31, 2003, there were no Series C Notes outstanding.

        9 7/8% Series D Senior Subordinated Notes.    In May 2003, we registered $235.0 million in aggregate principal amount of 9 7/8% Series D Notes (collectively with the Series B Notes and Series C Notes, the senior subordinated notes), with terms substantially similar to the Series B Notes and Series C Notes, with the U.S. Securities and Exchange Commission and offered to exchange the Series D Notes for up to 100% of the Series B Notes and Series C Notes. The exchange offering closed in July 2003, resulting in $85.0 million, or 100%, of the Series C Notes being exchanged and $146.9 million, or 98%, of the Series B Notes being exchanged. As of December 31, 2003, $3.1 million of the Series B Notes and $231.9 million of the Series D Notes were outstanding.

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

  •
  merge or consolidate; and

  •
  transfer and sell assets.

        The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of repayment under the applicable agreements. Any default under our indentures governing the senior subordinated notes might adversely affect our growth, financial condition, results of operations and the ability to make payments on the senior subordinated notes or meet other obligations. As of and during the years ended December 31, 2003 and 2002, we were in compliance with all covenants.

        The fair value of the senior subordinated notes was $243.2 million as of December 31, 2003 and $151.5 million as of December 31, 2002, based on their quoted market price on such dates. In accordance with the indentures that govern the senior subordinated notes, they are unconditionally and jointly and severally guaranteed by our wholly-owned subsidiaries.

        Common Stock Issuances.    In connection with our merger with Schultz in May 2002, the Board of Directors adopted resolutions, which were approved by our stockholders, to amend our Certificate of Incorporation to increase the number of shares of authorized Class A voting common stock from 37,600,000 shares to 43,600,000 shares and increase the number of shares of authorized Class B nonvoting common stock from 37,600,000 shares to 43,600,000 shares. In addition, as part of the merger with Schultz, we issued 600,000 shares of Class A voting common stock valued at $3.0 million and 600,000 shares of Class B nonvoting common stock valued at $3.0 million. In addition, to raise equity to partially fund the merger, we issued 1,690,000 shares of Class A voting common stock to UIC

Holdings, L.L.C. for $8.5 million and 1,690,000 shares of Class B nonvoting common stock to UIC Holdings, L.L.C. for $8.5 million.

        In connection with our transaction with Bayer in June 2002, we issued 3,072,000 shares of Class A voting common stock valued at $15.4 million and 3,072,000 shares of Class B nonvoting common stock valued at $15.4 million and recorded $0.4 million of related issuance costs. We repurchased these shares in February 2004. See more detail included under the heading "Recent Strategic Transactions" in this section.

Contractual Obligations

        The following table presents the aggregate amount of future cash outflows of our contractual obligations as of December 31, 2003, excluding future amounts due for interest on outstanding indebtedness:

	Obligations due in:
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years
Senior credit facility	$152,368	$796	$151,572	$—	$—
9 7/8% Series B senior subordinated notes	3,100	—	—	—	3,100
9 7/8% Series D senior subordinated notes(1)	231,900	—	—	—	231,900
Capital lease	3,743	552	3,191	—	—
Operating leases	62,791	8,541	22,378	11,361	20,511
Purchase obligations(2)	45,434	38,456	6,978	—	—
Professional services agreement(3)	4,500	750	2,250	1,500	—

Total contractual obligations	$503,836	$49,095	$186,369	$12,861	$255,511

(1)
Excludes $1.1 million of unamortized premium.

(2)
Represents unconditional purchase obligations for goods and services not presented elsewhere in the table.

(3)
Includes monthly payments of $62,500 for management and other consulting services provided under a professional services agreement by affiliates of Thomas H. Lee Partners, L.P., which indirectly owns UIC Holdings, L.L.C., our majority owner. The professional services agreement automatically extends for successive one-year periods beginning January 20 of each year, unless notice is given as provided in the agreement.

        We lease several of our operating facilities from Rex Realty, Inc., a company owned by certain of our stockholders and operated by a former executive and past member of our Board of Directors. The operating leases expire at various dates through December 31, 2010. We have options to terminate the leases on an annual basis by giving advance notice of at least one year. As of December 31, 2002, notice had been given on one such lease. We lease a portion of our operating facilities from the same company under a sublease agreement expiring on December 31, 2005 with minimum annual rentals of $0.7 million. We have two five-year options to renew this lease, beginning January 1, 2006. Management believes that the terms of these leases are arms length. Rent expense under these leases was $1.2 million in 2003, $2.3 million in 2002 and $2.3 million in 2001.

        We are obligated under additional operating leases for other operations and the use of warehouse space. The leases expire at various dates through January 31, 2015. Five of the leases provide for as many as five options to renew for five years each. Aggregate rent expense under these leases was $7.2 million in 2003, $3.8 million in 2002 and $5.1 million in 2001.

Guarantees and Off-Balance Sheet Risk

        In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk, such as standby letters of credit and indemnifications, which are not reflected in our consolidated balance sheets. We had $2.7 million as of December 31, 2003 and $1.9 million as of December 31, 2002 in standby letters of credit pledged as collateral to support the lease of our primary distribution facility in St. Louis, a U.S. customs bond, certain product purchases, various workers' compensation obligations and transportation equipment. These agreements mature at various dates through November 2004 and may be renewed as circumstances warrant. Such financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In our past experience, no claims have been made against these financial instruments nor do we expect any losses to result from them. As a result, we determined such agreements do not have significant value and have not recorded any related amounts in our consolidated financial statements.

        We are the lessee under a number of equipment and property leases, as described previously and in Note 13 of "Notes to Consolidated Financial Statements," included elsewhere in this Annual Report. It is common in such commercial lease transactions for us to agree to indemnify the lessor for the value of the property or equipment leased should it be damaged during the course of our operations. We expect that any losses that may occur with respect to the leased property would be covered by insurance, subject to deductible amounts. As a result, we determined such indemnifications do not have significant value and have not recorded any related amounts in our consolidated financial statements.

        We have entered into certain commitments to purchase granular urea during our peak production season in 2004. See Note 16 of "Notes to Consolidated Financial Statements," included elsewhere in this Annual Report for information regarding these commitments.

Recent Acquisitions and Disposition

        Schultz Merger.    On May 9, 2002, one of our wholly-owned subsidiaries completed a merger with and into Schultz, a manufacturer of horticultural products and specialty items and a distributor of potting soil, soil conditioners and other growing media, whose products are distributed primarily to retail outlets throughout the United States and Canada. The merger was executed to achieve economies of scale and synergistic efficiencies due to the complementary nature of the businesses. As a result of the merger, Schultz became a wholly-owned subsidiary. The total purchase price included cash payments of $38.3 million, including related acquisition costs of $5.0 million, issuance of 600,000 shares of Class A voting common stock valued at $3.0 million and issuance of 600,000 shares of Class B nonvoting common stock valued at $3.0 million and the assumption of $20.6 million of outstanding debt which we immediately repaid at closing. In exchange for cash, common stock and the assumption of debt, we received all of the outstanding shares of Schultz. The acquired assets included intangible assets which consist of trade names and other intellectual property which are being amortized over 25 to 40 years. In addition, we were required to write-up the value of inventory acquired from Schultz by $1.5 million to properly reflect its fair value.

        The following table summarizes the fair values of the assets acquired and liabilities assumed as of the merger date (dollars in thousands):

Description	Amount
Current assets	$41,937
Equipment and leasehold improvements	3,322
Intangible assets	42,398
Other assets	811

Total assets acquired	88,468

Current liabilities	20,091
Long-term debt	20,662
Other liabilities	1,125

Total liabilities assumed	41,878

Net assets acquired	$46,590

        This transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of the assets acquired and liabilities assumed have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values. The initial purchase price allocation was based on preliminary information, which was subject to adjustment upon obtaining complete valuation information. During the second quarter of 2003, we obtained the final valuation report from an independent third party valuation firm of the assets acquired and liabilities assumed, the values of which are reflected in the table above. The valuation report indicated the full value of the purchase price should be allocated to trade names, customer relationships and other identifiable intangible assets obtained in the merger with no value ascribed to goodwill. As a result, we reclassified $19.8 million from goodwill and $4.8 million from other intangible assets, recorded in the preliminary allocation, to customer relationships and are amortizing the customer relationships intangible asset using the straight-line method over four years, the remaining useful life as of the reclassification date. In addition, in 2003, we applied the guidance outlined in EITF 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination." The application of this guidance from the date of acquisition resulted in a noncash charge of $2.4 million for the additional amortization related to the final valuation of the $24.6 million customer relationship intangible asset. We had initially reflected the final allocation in the March 31, 2003 consolidated balance sheet and began amortizing the customer relationship intangible asset over its remaining useful life. Accordingly, we have restated the March 31, 2003 quarterly financial information to include the noncash adjustment that increased first quarter 2003 selling, general and administrative expenses by $2.4 million and decreased income before income tax expense and net income by $2.4 million, as the intangible assets are not deductible for tax purposes. See Note 22 of "Notes to Consolidated Financial Statements," included elsewhere in this Annual Report.

        Our funding sources for the Schultz merger included an additional $35.0 million add-on to Term Loan B of our senior credit facility in May 2002, an additional $10.0 million add-on to the revolving credit facility, the issuance of 1,690,000 shares of Class A voting common stock to UIC Holdings, L.L.C. for $8.5 million and the issuance of 1,690,000 shares of Class B nonvoting common stock to UIC Holdings, L.L.C. for $8.5 million. The issuance of shares to UIC Holdings, L.L.C. was a condition precedent to the amendment of the senior credit facility. The fair value of our common stock of $5 per share was determined by an independent third party valuation.

        WPC Brands Acquisition.    On December 6, 2002, one of our wholly-owned subsidiaries completed the acquisition of WPC Brands, a manufacturer and distributor of various leisure-time consumer products, including a full line of insect repellents, institutional healthcare products and other proprietary and private label products. The acquisition was executed to enhance our insect repellent product lines and to strengthen our presence at major customers. The total purchase price was $19.5 million in cash in exchange for all of the outstanding shares of WPC Brands. Intangible assets acquired in the acquisition consist of trade names and other intellectual property which are being amortized over 25 to 40 years. In addition, we were required to write-up the value of inventory acquired from WPC Brands by $1.3 million to properly reflect its fair value.

        The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition (dollars in thousands):

Description	Amount
Current assets	$7,428
Equipment and leasehold improvements	887
Intangible assets	12,800
Goodwill	1,115
Other assets	1,439

Total assets acquired	23,669

Current liabilities	1,309
Other liabilities	1,417

Total liabilities assumed	2,726

Net assets acquired	$20,943

        This transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of the assets acquired and liabilities assumed have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values. The initial purchase price allocation was based on preliminary information, which was subject to adjustment upon obtaining complete valuation information. During the fourth quarter of 2003, we obtained the final valuation report from an independent third party valuation firm of the assets acquired and liabilities assumed, the values of which are reflected in the table above. The valuation report indicated the purchase price should be allocated to trade names and customer relationships obtained in the acquisition with $1.1 million ascribed to goodwill, which is not deductible for tax purposes. As a result, we reclassified $4.8 million from trade names and $2.6 million from goodwill, recorded in the preliminary allocation, to customer relationships and certain other tangible assets. We are amortizing the customer relationships intangible asset using the straight-line method over their remaining useful lives which range from six to ten years.

        Our funding source for the WPC Brands acquisition was a portion of the proceeds received from an additional $25.0 million add-on to Term Loan B of our senior credit facility in December 2002.

        WPC Brands Disposition.    During May 2003, we consummated the sale of all of the non-core product lines acquired in the WPC Brands acquisition. The product lines sold included, among others, water purification tablets, first-aid kits and fish attractant products. Total assets and operating results associated with the product lines sold were not significant to our consolidated financial position or results of operations. No gain or loss was recorded as the sale price was approximately equal to the net book value of the assets and liabilities included in the sale.

        Definitive Agreement for The Nu-Gro Corporation Acquisition.    In March 2004, we and a newly-created wholly-owned subsidiary of ours entered into a definitive agreement to acquire all of the outstanding common shares of The Nu-Gro Corporation, a lawn and garden products company incorporated under the laws of Ontario, Canada, for an aggregate purchase price of $143.8 million in cash. Shares of Nu-Gro's common stock are publicly traded on the Toronto Stock Exchange. Consummation of the transaction is subject to customary conditions to closing, including regulatory, court and Nu-Gro shareholder approval. We expect to close the transaction during the second quarter of 2004. In connection with the definitive agreement, we also entered into an agreement with Oakwest Corporation Limited and certain related Nu-Gro shareholders who together hold approximately 26% of Nu-Gro's shares, pursuant to which such stockholders have agreed to vote in favor of the transaction. We will account for the transaction as an acquisition, and accordingly, the results of operations of Nu-Gro will be included in our results of operations from the date of acquisition.

        In connection with the execution of the Nu-Gro definitive agreement and to finance the repurchase of our outstanding Series B Notes, the repurchase of our Class A nonvoting preferred stock and the repayment of accrued dividends thereon, we have obtained a commitment letter from Bank of America, N.A., Banc of America Securities LLC, Citigroup Global Markets, Inc. and Citicorp North America, Inc. for the refinancing of our existing senior credit facility. The commitment letter provides for a $510.0 million amended and restated senior secured credit facility consisting of a new seven-year $385.0 million term loan facility and a new six-year $125.0 million revolving credit facility. Principal and interest payments on the new senior credit facility will be payable in consecutive quarterly installments and will bear interest at rates more favorable than our existing senior credit facility, subject to adjustment depending on certain financial ratios. Consummation of the refinancing is subject to negotiation of mutually agreeable definitive agreements, completion of the Nu-Gro acquisition and other customary closing conditions and is expected to occur by the second quarter of 2004. In addition, Bank of America, N.A. has agreed to loan us up to $105.0 million in connection with the acquisition of all of the outstanding shares of Nu-Gro, which loan will be due and payable one business day after funding of the loan. This loan is being used to achieve favorable tax results and is expected to be repaid immediately.

Recent Strategic Transactions

        Customer Agreement.    In February 2004, we and our largest customer executed a licensing, manufacturing and supply agreement, which is subject to approval by our lenders and Board of Directors. Under the agreement, we will license certain of our trademarks and be the exclusive manufacturer and supplier for certain products branded with such trademarks from January 1, 2004, the effective date of the agreement, through December 31, 2008 or such later date as is specified in the agreement. Provided the customer achieves certain required minimum purchase volumes and other conditions during such period, and the manufacturing and supply portion of the agreement is extended for an additional three-year period as specified in the agreement, we will assign the trademarks to the customer not earlier than May 1, 2009, but otherwise within thirty days after the date upon which such required minimum purchase volumes are achieved. The carrying value of such trademarks as of December 31, 2003 was estimated at $16.0 million. If the customer fails to achieve the required minimum purchase volumes or meet other certain conditions, assignment may occur at a later date, if certain conditions are met. In addition, as a result of executing the agreement, we have modified the trademarks' initial amortization period of 40 years and will record amortization in a manner consistent with projected sales activity over five years, commensurate with the term of the agreement.

        U.S. Fertilizer Transactions.    On October 3, 2002, we purchased certain assets from U.S. Fertilizer for a cash purchase price of $12.1 million and forgiveness of certain U.S. Fertilizer promissory notes previously obtained from Bayer, as described further below. The assets acquired included certain inventory for $8.1 million and equipment at two facilities and real estate at one of the two facilities for $4.0 million. These facilities, located in Orrville, Ohio and Sylacauga, Alabama, previously fulfilled, and are expected to continue to fulfill, over half of our fertilizer manufacturing requirements.

        Also on October 3, 2002, we executed a tolling agreement with U.S. Fertilizer, whereby U.S. Fertilizer will supply us with fertilizer. The tolling agreement requires us to be responsible for all raw materials, certain capital expenditures and other related costs for U.S. Fertilizer to manufacture and supply us with fertilizer products. The agreement does not require a minimum volume purchase from U.S. Fertilizer, but does provide for a fixed monthly payment of $0.7 million through the term of the tolling agreement, which expires on September 30, 2007. The fixed monthly payment is included in our standard inventory costs and is not expensed monthly as a period cost as it relates to the overall cost of the inventory purchased from U.S. Fertilizer and resold by us. In addition, beginning on March 1, 2004 and on each anniversary thereafter, the fixed payment is subject to certain increases for labor, materials, inflation and other reasonable costs as outlined in the tolling agreement. The agreement provides us with certain termination rights without penalty upon a breach of the agreement by U.S. Fertilizer or upon our payment of certain amounts as set forth therein. As a result of our purchase of the Ohio plant and lease of the Alabama facility, we have been able to produce over half of our fertilizer requirements. In addition, as a result of manufacturing fertilizer internally, our cost of goods sold has decreased although such decrease has been partially offset by an increase in selling, general and administrative expenses resulting from the increased corporate management of these facilities and employment of related personnel.

        Bayer Transactions.    On June 14, 2002, we consummated a transaction with Bayer Corporation and Bayer Advanced, L.L.C. (together referred to herein as Bayer) which allows us to gain access to certain Bayer active ingredient technologies through a Supply Agreement and to perform certain merchandising services for Bayer through an In-Store Service Agreement. In consideration for the Supply and In-Store Service Agreements, and in exchange for the promissory notes previously issued to Bayer by U.S. Fertilizer, we issued to Bayer 3,072,000 shares of Class A voting common stock valued at $15.4 million and 3,072,000 shares of Class B nonvoting common stock valued at $15.4 million (collectively representing approximately 9.3% of our fully-diluted common stock) and recorded $0.4 million of related issuance costs. We reserved for the entire face value of the promissory notes due from U.S. Fertilizer, as we did not believe the notes were collectible and an independent third party valuation did not ascribe any significant value to them. The independent third party valuation also indicated that value should be ascribed to the repurchase option which is reflected in stockholders' equity in the consolidated balance sheets as of December 31, 2003 and 2002 included elsewhere in this Annual Report.

        Under the terms of the agreements, Bayer was required to make payments to us which total $5.0 million annually through June 15, 2009, the present value of which equaled the value assigned to the common stock subscription receivable as of June 14, 2002, which has been reflected in stockholders' equity in the consolidated balance sheets as of December 31, 2003 and 2002 included elsewhere in this Annual Report. The common stock subscription receivable was to be repaid by Bayer in 28 quarterly installments of $1.25 million, the first of which was received at closing on June 17, 2002. The difference between the value ascribed to the common stock subscription receivable and the installment payments received has been recorded as interest income in our consolidated statements of operations for the years ended December 31, 2003 and 2002.

        The value of the Supply Agreement has been and is being amortized to cost of goods sold over the period in which its economic benefits are expected to be utilized which was initially anticipated to be over a three to five-year period. We have been amortizing the obligation associated with the In-Store Service Agreement to revenues over the seven-year life of the agreement, the period in which its obligations were originally expected to be fulfilled. However, in December 2002, we and Bayer amended the In-Store Service Agreement to reduce the scope of services provided by approximately 80%. As a result, we reduced our obligation under the In-Store Service Agreement accordingly and reclassified $3.6 million to additional paid-in capital to reflect the increase in value of the In-Store Service Agreement.

        The In-Store Service Agreement provided us with the right to terminate and, effective after any such termination, the right to repurchase all of our common stock issued to Bayer at a price based on equations included in the Exchange Agreement. Under the terms of the Exchange Agreement, we were provided the right to offset Bayer's payment obligations against the repurchase price. Upon exercise of such repurchase option, Bayer had and continues to have the right to terminate the Supply Agreement. Because Bayer is both a competitor and a supplier, we have continually reevaluated the value of our shareholder relationship with Bayer.

        On October 22, 2003, we gave notice to Bayer regarding the termination of the In-Store Service Agreement, as amended. Upon termination, which became effective on December 21, 2003, we were relieved of our obligation to perform merchandising services for Bayer. Accordingly, the remaining liability of $0.7 million on the date of termination was fully written off and recorded in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2003 included elsewhere in this Annual Report.

        Based on the independent third party valuation as of June 14, 2002, the original transaction date, we assigned a fair value of $30.7 million to the transaction components recorded in connection with the common stock issued to Bayer. The following table presents the values of these components as of such date and as of December 31, 2003 and 2002:

	December 31,		June 14,
Description
	2003	2002	2002
Common stock subscription receivable	$22,534	$25,761	$27,321
Supply Agreement	5,314	5,694	5,694
Repurchase option	2,636	2,636	2,636
In-Store Service Agreement	—	(893)	(4,931)

	$30,484	$33,198	$30,720

        Following the termination of the In-Store Service Agreement, in December 2003, we gave notice to Bayer regarding our exercise of the option to repurchase all outstanding common stock previously issued to Bayer. Bayer disputed our interpretation of the Exchange Agreement and our calculation of the repurchase price. As a result, we and Bayer entered negotiations to determine an agreed upon repurchase price based on equations included in the Exchange Agreement and other factors. We commenced an arbitration proceeding against Bayer to resolve the dispute on January 30, 2004. However, we reached a negotiated settlement of the dispute with Bayer on February 23, 2004, pursuant to which Bayer agreed to deliver all of its shares of our common stock to us in exchange for a cash payment of $1.5 million, cancellation of $22.5 million in remaining payments required to be made in connection with the common stock subscription receivable and forgiveness of interest related to such payments of $0.3 million.

        We recorded treasury stock of $24.4 million, based on the consideration given to Bayer, and reduced the common stock subscription receivable by $22.5 million, the remaining balance on the date of repurchase. We also reversed the common stock repurchase option of $2.6 million as a result of its exercise and recorded a corresponding amount to additional paid-in capital. As a result of this transaction, we and Bayer agreed that the Exchange Agreement and In-Store Service Agreement are fully terminated, with the exception of certain provisions contained therein that expressly survive termination, and that the Supply Agreement shall remain in full force and effect according to its terms. Under the terms of the Supply Agreement, any remaining balance at January 30, 2009 is unconditionally and immediately payable to us by Bayer regardless of whether we purchase any ingredients under the Supply Agreement or not. As of December 31, 2003, the remaining balance of the Supply Agreement was $5.3 million.

Certain Trends and Uncertainties

        Seasonality and Dependence Upon Weather Conditions.    Our business is highly seasonal because our products are used primarily in the spring and summer seasons. For the past three years, approximately 69% of our net sales have occurred in the first and second quarters, resulting in higher net revenues and results of operations during those quarters. Our working capital needs, and correspondingly our borrowings, begin to peak at the beginning of the second quarter. If cash on hand is insufficient to cover payments due on our senior subordinated notes and we are unable to draw on our senior credit facility or obtain other financing, this seasonality could adversely affect our ability to make interest payments.

        In addition, weather conditions in North America have a significant impact on the timing of sales in the spring selling season and our overall annual sales. Periods of dry, hot weather can decrease insecticide sales, while periods of cold, wet weather can slow sales of herbicides and fertilizers. In addition, an abnormally cold spring throughout North America could adversely affect both fertilizer and pesticide sales and therefore our financial results. If weather conditions during the first and second quarters are not conducive to lawn and gardening activities, they may have an adverse effect our consolidated financial position, results of operations or cash flows. For example, we experienced a late winter and cool, wet spring conditions that delayed the start of the lawn and garden season in 2003.

        Competition and Industry Trends.    Each of our segments operates in highly competitive markets and competes against a number of national and regional brands. We believe the principal factors by which we compete are product quality and performance, value, brand strength and marketing. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition or larger research and development departments. Increasing consolidation in the consumer lawn and garden care industry may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

        Our principal national competitors for our Lawn and Garden and Household segments include: The Scotts Company, which markets lawn and garden products under the Scotts®, Ortho®, Roundup®, Miracle-Gro® and Hyponex® brand names; S.C. Johnson & Son, Inc., which markets insecticide and repellent products under the Raid® and OFF!® brand names; Central Garden & Pet Company, which markets insecticide and garden products under the AMDRO®, IMAGE® and Pennington Seed® brand names; The Clorox Company, which markets products under the Combat® brand name; and Bayer A.G., which markets lawn and garden products under the Bayer Advanced™ brand name. In our Contract segment, we compete against a diverse group of companies.

        With the growing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose bargaining strength is growing. Our top three customers, The Home Depot, Lowe's and Wal*Mart, together accounted for approximately 71% of our 2003 net sales and approximately 53% of our outstanding accounts receivable as of December 31, 2003. To the extent such concentration continues to occur, our net sales and operating income may be increasingly sensitive to a deterioration in the financial condition of, or other adverse developments involving our relationships with, one or more of our retailer customers. Our business has been, and may continue to be, negatively affected by changes in the policies and practices of our retailer customers, such as de-stocking and other inventory management initiatives, limitations on access to shelf space, pricing and credit term demands and other conditions. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to make purchases on a "just-in-time" basis. This requires us to shorten our lead-time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories and increase our working capital and related financing requirements.

        Annual Product Line Reviews.    Each year, we undertake a series of meetings with a number of our retailers to review business activities for the following year. Discussions at these meetings address details including, but not limited to, product lines we wish to sell, product lines they intend to purchase, advertising and promotion programs, retail service activities and customer satisfaction. While we strive to present creative and compelling products, plans and promotions in order to expand our presence at these retailers and increase our share of the markets in which we compete, each year we encounter intense competition from our competitors. If we are unsuccessful in repeating or increasing our current year product offerings, it could adversely affect our consolidated financial position, results of operations or cash flows.

        As we completed all of our annual product line reviews in 2003 for the 2004 season, we received both positive and negative indications from individual retailers regarding certain elements of our programs. One large retailer indicated it will not be selling certain types of our products at its stores due to an arrangement with another vendor. However, the same retailer will add a number of our other SKUs to its 2004 offerings, which are expected to result in the recovery of a significant portion of the lost sales but at lower margins. Conversely, other large retailers have indicated their interest in increasing the number of our products and advertising and merchandising support for those products in their 2004 offerings which are anticipated to substantially offset the lost sales previously described.

        Acquisition Strategy.    We have completed a number of acquisitions and strategic transactions since 2001 and intend to grow through the acquisition of additional businesses. In addition to the Nu-Gro acquisition described in more detail under the heading "Recent Acquisitions and Disposition" in this section, we are regularly engaged in acquisition discussions with a number of other sellers and anticipate that one or more potential acquisition opportunities, including those that could be material, may become available in the near future. If and when appropriate acquisition opportunities become available, we intend to pursue them actively. Further, acquisitions involve a number of special risks, including but not limited to:

  •
  failure of the acquired business to achieve expected results;

  •
  diversion of management's attention;

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

        Substantial Indebtedness.    We have a significant amount of debt. As of December 31, 2003, our total debt, excluding capital lease obligation, was $388.5 million. In addition, we are currently in the process of refinancing our existing senior credit facility with a new senior credit facility which is expected to include a $385.0 million term loan facility and a $125.0 million revolving credit facility, and is expected to close in the second quarter of 2004. Our substantial indebtedness, including any indebtedness under our planned refinancing, could have important consequences. For example, it could:

  •
  make it more difficult for us to satisfy our obligations under outstanding indebtedness and otherwise;

  •
  increase our vulnerability to general adverse economic and industry conditions, including interest rate increases because a substantial portion of our borrowings are and will continue to be at variable rates of interest;

  •
  require us to dedicate a substantial portion of cash flows from operating activities to payments on obligations under outstanding indebtedness and otherwise, which would reduce the cash flows available to fund working capital, capital expenditures, advertising, research and development efforts and other general corporate expenses;

  •
  limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate and the economy at large;

  •
  place us at a competitive disadvantage compared to our competitors that have proportionately less debt; and

  •
  limit our ability to borrow additional funds in the future, if needed, or on reasonable terms.

        Our ability to make payments on and to refinance any future indebtedness and to fund planned capital expenditures and acquisitions will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, weather, financial, competitive, legislative, regulatory and other factors that are beyond our control.

        We cannot provide assurance that our business will generate sufficient cash flow from operating activities or that future borrowings will be available to us under our senior credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before existing maturity dates. We cannot assure you that we would be able to refinance any of our indebtedness on commercially reasonable terms or at all.

        Environmental and Regulatory Considerations.    Local, state, federal and foreign laws and regulations relating to environmental, health and safety matters affect us in several ways. In the United States, all products containing pesticides must be registered with the United States Environmental Protection Agency, or EPA, and, in many cases, similar state agencies before they can be manufactured or sold. The inability to obtain or the cancellation of any registration could have an adverse effect on our business. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals. We may not always be able to avoid these risks.

        The Food Quality Protection Act establishes a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under the Act, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in our products continue to be evaluated by the EPA as part of this exposure. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. For example, in 2000, Dow AgroSciences L.L.C., an active ingredient registrant, voluntarily agreed to a withdrawal of virtually all residential uses of Dursban, an active ingredient we used in our lawn and garden products. This had a material effect on our financial position, results of operations and cash flows in 2001. We cannot predict the outcome or the severity of the effect of the EPA's continuing evaluations of active ingredients used in our products.

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

        We do not anticipate incurring material capital expenditures for environmental control facilities during 2004. We currently estimate that the costs associated with compliance with environmental, health and safety regulations could total approximately $0.2 million annually for the next several years. The adequacy of our anticipated future expenditures is based on our operating in substantial compliance with applicable environmental and public health laws and regulations and the assumption that there are not significant conditions of potential contamination that are unknown to us. If there is a significant change in the facts and circumstances surrounding this assumption, or if we are found not to be in substantial compliance with applicable environmental public health laws and regulations, it could have a material impact on future environmental capital expenditures and other environmental expenses and our consolidated financial position, results of operations or cash flows.

        As of December 31, 2003 and 2002, we believe we were substantially in compliance with applicable environmental and regulatory requirements.

        Information Systems Implementation.    With the rapid growth we have experienced in the past and expect in the future, we are aware of the potential that such growth may strain our ability to manage our business and strain our operational and financial resources and accounting controls. Accordingly, we have invested substantial time, money and resources in implementing an ERP system to accommodate and assist in managing such growth. As we believe is the case in most system changes, the development and implementation of these systems will likely necessitate some changes in operating policies and procedures and the related internal control over financial reporting and their method of application. However, throughout this process, while we have experienced some common and customary operational issues expected in any ERP implementation the size of ours, there have been no significant changes that have materially adversely affected, or are reasonably likely to materially adversely affect, our financial resources and accounting controls. If the implementation of the ERP system is not successful or does not result in the benefits we anticipate, it could adversely affect our consolidated financial position, results of operations or cash flows.

        Retail Service Personnel.    In previous years, we have utilized an in-store sales force to facilitate, among other things, regionally appropriate, real time marketing and promotional decisions, helping us to maximize store-level sales and profitability for categories which have a high degree of sensitivity to local weather patterns. As our larger retailers are moving toward centralized planning, purchasing and inventory management strategies, we have reorganized certain of our activities and in-store personnel to create retail service teams to accommodate these industry changes. The reorganization did not result in significant costs to our business and represents a shift to using more seasonal and temporary employees and outsourced personnel during our peak season. Our centralized customer focused platform teams will continue to facilitate regionally appropriate marketing and promotional efforts, while at the store-level, our retail service teams will focus on executing corporate merchandising strategies along with direct in-store consumer selling for each retailer. We believe these changes will enhance our customer service levels at certain of our retailers as they represent a change to our retail service model.

Related Party Transactions

        See "Item 13. Certain Relationships and Related Transactions" for information regarding related party relationships and transactions.

Recently Issued Accounting Standards

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51," which requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB revised FIN 46 to provide companies with clarification of key terms, additional exemptions for application and an extended initial application period. FIN 46 is currently effective for all variable interest entities created or modified after January 31, 2003 and special purpose entities created on or before January 31, 2003. The FASB's December 2003 revision to FIN 46 makes the Interpretation effective for all other variable interests beginning March 31, 2004. We have no special purpose, or variable interest, entities. Therefore, the adoption of FIN 46, as revised, is not expected to have a material impact on our consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after December 31, 2003 and for hedging relationships designated after December 31, 2003. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires the classification of such financial instruments as liabilities (or assets in certain circumstances). Many of those instruments were previously permitted to be classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates and Raw Materials Prices

        In the normal course of business, we are exposed to fluctuations in interest rates and raw materials prices. We have established policies and procedures that govern the management of these exposures through the use of derivative hedging instruments, including swap agreements. Our objective in managing our exposure to such fluctuations is to decrease the volatility of earnings and cash flows associated with changes in interest rates and certain raw materials prices. To achieve this objective, we periodically enter into swap agreements with values that change in the opposite direction of anticipated cash flows. Derivative instruments related to forecasted transactions are considered to hedge future cash flows, and the effective portion of any gains or losses is included in accumulated other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized currently in results of operations.

        During the first half of each year, the price of granular urea, a critical raw material component used in the production of fertilizer, tends to increase significantly in correlation with natural gas prices. The costs of granular urea have generally, but not always, declined during the second half of the year. As of December 31, 2003, we had no outstanding derivative hedging instruments but had purchase agreements to effectively fix 29% of our 2004 urea purchases. The average contract price of our derivative hedging instruments as of December 31, 2002, intended to fix the price of forecasted urea prices through April 2003, was approximately $135 per ton. The average purchase price of our purchase agreements was approximately $185 per ton as of December 31, 2003 and $130 per ton as of December 31, 2002. While we expect these agreements to manage our exposure to such price fluctuations, no assurance can be provided that the agreements will be effective in fully mitigating exposure to these risks, nor can assurance be provided that we will be successful in passing on pricing increases to our customers.

        We formally document, designate and assess the effectiveness of any transactions that receive hedge accounting treatment. The cash flows of derivative hedging instruments we enter into are generally expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. Changes in the fair value of agreements designated as derivative hedging instruments are reported as either an asset or liability in the accompanying consolidated balance sheets with the associated unrealized gains or losses reflected in accumulated other comprehensive income. As of December 31, 2002, an unrealized loss of less than $0.1 million, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive income. Although derivative hedging instruments were used throughout the year, no such instruments were outstanding as of December 31, 2003. Such instruments at December 31, 2002 represented hedges on forecasted purchases of raw materials during the first half of 2003 and matured by May 2003. The amounts recorded in accumulated other comprehensive income were subsequently reclassified into cost of goods sold in the same period in which the underlying hedged transactions affected earnings. No unrealized gains or losses were recorded in accumulated other comprehensive income as of December 31, 2003. However, during the year ended December 31, 2003, $1.4 million of net gains on derivative hedging instruments for raw materials purchases were reclassified into cost of goods sold in the period in which the underlying hedged transactions affected earnings. No such amounts were recorded for raw materials purchases during the year ended December 31, 2002.

        If it becomes probable that a forecasted transaction will not occur, any gains or losses in accumulated other comprehensive income will be recognized in results of operations. We have not incurred any gains or losses for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness. We have not generally entered into derivatives or other hedging arrangements for trading or speculative purposes but may consider doing so in the future if strategic circumstances warrant and our bank covenants and bond indentures permit such transactions.

        The following table summarizes our derivative hedging instruments and unrealized gain (loss) as of December 31, 2002 only, as no such instruments were outstanding as of December 31, 2003:

Number of Contracts	Maturity Date	Notional Amount in Tons	Weighed Average Contract Price	Contract Value Upon Effective Contract Date	Contract Value at December 31, 2002	Unrealized Gain (Loss) at December 31, 2002
3	January 30, 2003	14,500	$133.00	$1,928,500	$1,916,465	$(12,035)
3	February 28, 2003	15,000	135.00	2,025,000	2,010,000	(15,000)
2	March 28, 2003	10,000	135.50	1,355,000	1,353,300	(1,700)
1	April 24, 2003	5,000	137.00	685,000	681,650	(3,350)

9		44,500		$5,993,500	$5,961,415	$(32,085)

        In April 2001, we entered into two interest rate swaps that fixed the interest rate as of April 30, 2001 for $75.0 million in variable rate debt under our senior credit facility. The interest rate swaps settled on April 30, 2002 and a derivative hedging loss of $0.5 million was reclassified from accumulated other comprehensive income into interest expense.

Market Risk Sensitive Instruments

        Long-term debt, excluding capital lease obligation, totaled $388.5 million as of December 31, 2003 and $400.7 million as of December 31, 2002. This debt was comprised of senior subordinated notes of $236.1 million as of December 31, 2003 and $150.0 million as of December 31, 2002, and borrowings under our senior credit facility of $152.4 million as of December 31, 2003 and $250.7 million as of December 31, 2002. The weighted average rate on borrowings under our senior credit facility was 5.19% as of December 31, 2003 and 5.34% as of December 31, 2002. The weighted average rate on the senior subordinated notes was 9.875% as of the end of each of these periods, resulting in a blended weighted average rate of 8.04% as of December 31, 2003 and 7.03% as of December 31, 2002. The fair value of our total fixed-rate debt was $243.2 million as of December 31, 2003 and $151.5 million as of December 31, 2002. The fair value of our total variable-rate debt, including current maturities and short-term borrowings, approximated the carrying value of $152.4 million as of December 31, 2003 and $250.7 million as of December 31, 2002. The fair values of our fixed-rate debt and variable-rate debt are based on quoted market prices.

        The following table summarizes information about our debt instruments, excluding unamortized premium of $1.1 million on fixed rate debt, as of December 31, 2003, that are sensitive to changes in interest rates. The table presents future principal cash flows and related weighted-average interest rates by expected maturity dates, which are based on implied forward rates in the yield curve at December 31, 2003 (dollars in thousands):

Description	2004	2005	2006	2007	2008	There- After	Total	Fair Value
Long-term debt:
Fixed-rate debt	$—	$—	$—	$—	$—	$235,000	$235,000	$242,050
Average interest rate	—	—	—	—	—	9.875%	9.875%
Variable-rate debt	$796	$75,985	$75,587	$—	$—	$—	$152,368	$152,368

        An increase in our weighted average variable borrowing rates of 1% would have resulted in an increase to annual interest expense of approximately $2.0 million in December 31, 2003 and $2.2 million in December 31, 2002.

Exchange Rates

        International sales for the years ended December 31, 2003, 2002 and 2001 comprised less than 2% of total net sales. We have not generally used derivative instruments to hedge foreign currency exposures as substantially all of our foreign currency transactions have been denominated in U.S. dollars. However, in light of the execution of the Nu-Gro definitive agreement previously described, we may consider the use of such derivative instruments in the future because we anticipate significant revenues to be generated in Canada subsequent to the completion of the Nu-Gro acquisition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements and supplementary data included in this Annual Report are listed in the Index to Financial Statements and Financial Statement Schedule on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Internal Control Over Financial Reporting

        Since 2001, we have been in the process of developing an enterprise resource planning, or ERP, system on a company wide basis. As we believe is the case in most system changes, the development and eventual implementation of these systems has necessitated some changes in operating policies and procedures and the related internal controls and their method of application. We believe that throughout this process, we have maintained internal accounting control systems that are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, and which produce adequate records for preparation of financial information. Accordingly, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

        The following table presents the members of our Board of Directors as of February 27, 2004. All directors are elected annually.

Directors	Position(s)
Robert L. Caulk	Chairman of the Board of Directors; President and Chief Executive Officer
Daniel J. Johnston	Director; Executive Vice President and Chief Financial Officer
C. Hunter Boll(2)(3)	Director
Charles A. Brizius(1)(2)	Director
John W. Froman(1)(3)	Director
Gary M. Rodkin(2)	Director
Scott A. Schoen(1)(3)	Director

(1)
Member of the Nominating and Corporate Governance Committee.

(2)
Member of the Audit Committee.

(3)
Member of the Compensation Committee.

        The following presents biographical information with respect to each of the directors listed above as of February 27, 2004.

        Robert L. Caulk, 52, joined United Industries in November 1999 as President and Chief Executive Officer. He was elected as Chairman of the Board of Directors during 2001. Prior to joining United Industries, Mr. Caulk spent over four years from 1995 to 1999 as the President and Executive Vice President of Clopay Building Products Company, Inc., a marketer and manufacturer of residential and commercial garage doors. Between 1989 and 1994, Mr. Caulk was President-North America, Vice President/General Manager and Director of Corporate Acquisitions and Planning at Johnson Worldwide Associates, a manufacturer of outdoor recreational products. From 1979 to 1989, Mr. Caulk held various management positions at S.C. Johnson & Son, Inc. Mr. Caulk is also a director of Sligh Furniture Company. Mr. Caulk received a Bachelor of Arts degree from the University of Delaware and an MBA from the Harvard Graduate School of Business Administration.

        Daniel J. Johnston, 45, became a director in January 1999. He was promoted to Executive Vice President in 2001 and has served as Chief Financial Officer with responsibility over information systems and administration as a Senior Vice President since 1997. Mr. Johnston joined United Industries as Controller in 1994 and has also held various other positions with responsibility over manufacturing, distribution and product supply during his tenure. Prior to joining United Industries, Mr. Johnston spent five years from 1990 to 1994 at Cooper Industries, Inc. in various financial positions at its corporate office and Bussmann Division. Before joining Cooper Industries, Inc., he worked for nine years at Price Waterhouse, LLP from 1982 to 1990. Mr. Johnston received a B.S. in Accountancy from the University of Missouri-Columbia.

        C. Hunter Boll, 48, became a director in January 1999 in connection with our recapitalization. Mr. Boll is a Managing Director of Thomas H. Lee Partners, L.P., a private equity investment firm, which he joined in 1986. In addition, Mr. Boll is a Principal Managing Director and Member of Thomas H. Lee Advisors, L.L.C., the general partner of Thomas H. Lee Partners, L.P., which controls the general partner of Thomas H. Lee Equity Fund IV, L.P. and Thomas H. Lee Equity Fund V, L.P. He is Vice President of T. H. Lee Mezzanine II, the investment advisor to ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund II (Retirement Accounts), L.P. Mr. Boll also serves as a director of Cott Corporation, Metris Companies, Inc., and TransWestern Publishing, L.P. Mr. Boll received a B.A. in Economics from Middlebury College and an MBA from Stanford Graduate School of Business.

        Charles A. Brizius, 35, became a director in January 1999 in connection with our recapitalization. Mr. Brizius is a Managing Director of Thomas H. Lee Partners, L.P. a private equity investment firm, where he was employed from 1993 to 1995, and which he rejoined in 1997. Mr. Brizius is also a Member of Thomas H. Lee Advisors, L.L.C., the general partner of Thomas H. Lee Partners, L.P., which controls the general partner of Thomas H. Lee Equity Fund IV, L.P. and Thomas H. Lee Equity Fund V, L.P. From 1991 to 1993, Mr. Brizius worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department. He is also a director of Eye Care Centers of America, Inc., Houghton Mifflin Company and TransWestern Publishing, L.P. Mr. Brizius received a B.B.A. in Finance and Accounting from Southern Methodist University and an MBA from the Harvard Graduate School of Business Administration.

        John W. Froman, 50, became a director in November 2002. Mr. Froman has been with Circuit City Stores, a specialty retailer, since 1986 and currently serves as its Executive Vice President and Chief Operating Officer. Prior to joining Circuit City, Mr. Froman was vice president and general manager of The Contempos Division of Craddock-Terry Shoe Corporation and, prior to that, Manager of U.S. Merchandising for Avon Products, Inc. Mr. Froman received a B.B.A. in Finance from the University of Notre Dame.

        Gary M. Rodkin, 51, became a director in February 2002. He has served as the Chairman and CEO of PepsiCo Beverages and Foods, a $10 billion division of PepsiCo, Inc. which combines the Pepsi-Cola, Gatorade, Tropicana and Quaker Foods business units in the United States and Canada, since June 2002. Prior positions at PepsiCo include President and CEO Pepsi-Cola North America and President and CEO Tropicana. Before joining Tropicana in 1995, Mr. Rodkin held positions of increasing responsibility at General Mills, Inc. from 1979 to 1995, including President of Yoplait-Colombo. Mr. Rodkin received a B.A. from Rutgers University in Economics and an MBA from the Harvard Graduate School of Business Administration.

        Scott A. Schoen, 45, became a director in January 1999 in connection with our recapitalization. Mr. Schoen is a Senior Managing Director of Thomas H. Lee Partners, L.P., a private equity investment firm, which he joined in 1986. Prior to joining the firm, Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen is a Director of AXIS Capital Holdings Limited, Affordable Residential Communities (A.R.C.), The Simmons Company, Syratech Corporation, TransWestern Publishing, L.P. and Wyndham International. Mr. Schoen is a Vice Chairman of the Board and a member of the Executive Committee of the United Way of Massachusetts Bay. He is also a member of the Advisory Board of the Yale School of Management. Mr. Schoen received a B.A. in History from Yale University, a J.D. from Harvard Law School and an MBA from the Harvard Graduate School of Business Administration.

Audit Committee Financial Expert

        Since our equity is not currently listed on or with a national securities exchange or national securities association, we are not required to have a fully independent audit committee or an independent audit committee financial expert. However, we are currently in the process of identifying an independent audit committee financial expert to serve on our Audit Committee and we expect to finalize this process during 2004.

Code of Ethics

        Our existing Business Conduct Policy is not currently comprehensive enough to meet the new requirements of the U.S. Securities and Exchange Commission for codes of ethics. Because we value the highest standards of integrity and ethical behavior, we have requested the Nominating and Corporate Governance Committee of our Board of Directors to oversee the development of a comprehensive code of ethics that addresses these new rules. We expect the code of ethics to be finalized and adopted by our Board of Directors by the third quarter of 2004 and plan to either post the code of ethics on our website or file it with the U.S. Securities and Exchange Commission.

Executive Officers

        The following table presents our executive officers as of February 27, 2004:

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

        The following presents biographical information as of February 27, 2004 and business experience for at least the last five years for each of the executive officers listed above who do not also serve as directors.

        Kent J. Davies, 40, has served as the Senior Vice President, Marketing since April 2001 and assumed additional responsibilities for the Research & Development and Regulatory Affairs groups in March 2002. Prior to joining United Industries, Mr. Davies spent seven years with Kimberly-Clark Corporation serving in various marketing and general management capacities including General Manager, Global Strategic Marketing from 2000 to 2001, General Manager, Global Surgical Products Business from 1999 to 2000, and General Manager, Professional Heath Care—Europe, while based in Brussels, Belgium, from 1998 to 1999. Prior to joining Kimberly-Clark, Mr. Davies held marketing positions with the 3M Company and various field sales roles with General Mills, Inc. Mr. Davies received a B.A. in History from the University of California at Berkeley and an MBA from the University of Minnesota.

        Louis N. Laderman, 52, has served as the Vice President, Secretary and General Counsel since 2001. Prior to joining United Industries, from 1996 through 2000, Mr. Laderman was Vice President and General Counsel of Service Experts, Inc., an operator and consolidator of heating, air conditioning and ventilating contractors. Between 1976 and 1996, Mr. Laderman was engaged in the private practice of law in St. Louis, Missouri. Mr. Laderman received a B.S. in Industrial Management, with a minor in Industrial Engineering, from Purdue University and a J.D., cum laude, from St. Louis University.

        Robert S. Rubin, 37, has served in various capacities since 1995, including Vice President, Corporate Development, responsible for Mergers, Acquisitions and Strategic Alliance efforts; Vice President and General Manager—Strategic Accounts, Retail Sales and Retail Marketing; and Vice President, Marketing, R&D and Regulatory Affairs. Mr. Rubin joined United Industries in 1995 as a Brand Manager. Prior to joining United Industries, Mr. Rubin spent three years from 1992 to 1995 at Ralston Purina in various marketing roles. From 1988 to 1992, Mr. Rubin was employed by the advertising agency DMB&B/St. Louis. Mr. Rubin received a B.S. in Business Administration from Miami University, Oxford, Ohio.

        Steven D. Schultz, 56, has served as the Senior Vice President, Business Development since 2002. Prior to joining United Industries, Mr. Schultz worked at Schultz Company, where he started his career after college and held various management positions until 1982 when he became the President and Chief Executive Officer. Mr. Schultz maintained that position until Schultz merged with a wholly-owned subsidiary of United Industries in May 2002. Mr. Schultz received a B.S. in Journalism from the University of Oklahoma.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

        The following table presents information regarding the compensation paid to our Chief Executive Officer and each of the other four most highly compensated executive officers during 2003 (collectively, the Named Executive Officers) for services rendered for the years ended December 31, 2003, 2002 and 2001:

		Annual Compensation				Long-Term Compensation Securities Underlying Stock Options(#)
Name and Principal Position	Year Ended December 31,	Salary ($)	Bonus ($)	Other ($)			All Other Compensation($)(1)
Robert L. Caulk Chairman of the Board of Directors; President and Chief Executive Officer	2003 2002 2001	$525,000 500,000 400,000	$228,375 320,000 292,000	$59,921 18,600 —	(2) (2)	— — 1,600,000	$11,380 14,082 5,100	(3) (3)
Daniel J. Johnston Director; Executive Vice President and Chief Financial Officer	2003 2002 2001	345,000 335,000 325,000	124,200 175,205 259,875	— — —		— — 700,000	5,833 7,091 5,100	(4) (4)
Steven D. Schultz Senior Vice President, Business Development	2003 2002	302,600 201,733	98,345 103,893	— —		— 200,000	9,421 1,914	(5) (5)
John F. Timony Senior Vice President, Operations	2003 2002 2001	240,000 229,000 198,564	72,228 117,172 78,731	— — —		— — 200,000	8,139 8,656 15,636	(6) (6) (7)
Kent J. Davies Senior Vice President, Marketing	2003 2002 2001	215,000 205,500 134,103	69,316 105,995 51,733	— — —		— — 200,000	6,314 80,972 66,705	(8) (8) (9)

(1)
Unless otherwise indicated, represents matching contributions under our 401(k) plan for each year of employment presented and reimbursement for long-term disability premiums in 2003 and 2002.

(2)
Includes auto allowance of $31,800 in 2003 and $18,600 in 2002 and personal use of the corporate aircraft of $28,121 in 2003.

(3)
Includes matching contributions under our 401(k) plan of $6,000 in 2003 and $5,500 in 2002 and reimbursement for long-term disability premiums of $5,380 in 2003 and $8,582 in 2002.

(4)
Includes matching contributions under our 401(k) plan of $4,775 in 2003 and $5,500 in 2002 and reimbursement for long-term disability premiums of $1,058 in 2003 and $1,591 in 2002.

(5)
Includes matching contributions under our 401(k) plan of $9,421 in 2003 and $1,914 in 2002. No compensation information has been presented for Mr. Schultz for 2001 as he joined United Industries in May 2002.

(6)
Includes matching contributions under our 401(k) plan of $6,000 in 2003 and $5,500 in 2002 and reimbursement for long-term disability premiums of $2,139 in 2003 and $3,156 in 2002.

(7)
Represents relocation payments of $15,636.

(8)
Includes matching contributions under our 401(k) plan of $6,000 in 2003 and $5,500 in 2002, reimbursement for long-term disability premiums of $314 in 2003 and $472 in 2002 and a loan forgiven of $75,000 in 2002.

(9)
Represents relocation payments of $66,705.

Stock Option Grants

        No stock options were granted to the Named Executive Officers during the year ended December 31, 2003. No stock appreciation rights have been granted or are outstanding under any of our long-term equity plans.

Aggregated Option Exercises and Option Value Table

        The following table presents information concerning stock options held by the Named Executive Officers as of December 31, 2003:

Name	Shares Acquired Upon Exercise(#)(1)	Value Realized ($)	Number of Securities Underlying Unexercised Options(#) Exercisable/ Unexercisable	Value of Unexercised In-the Money Options ($) Exercisable/ Unexerciseable(2)
Robert L. Caulk	—	$—	946,673 / 653,327	$2,282,021 / $1,557,979
Daniel J. Johnston	—	—	420,000 / 280,000	1,323,000 / 882,000
Steven D. Schultz	—	—	100,000 / 100,000	315,000 / 315,000
John F. Timony	—	—	116,667 / 83,333	367,500 / 262,500
Kent J. Davies	—	—	83,333 / 116,667	262,500 / 367,500

(1)
As of December 31, 2003, no outstanding options had been exercised by any of the Named Executive Officers.

(2)
There was no active trading market for our common stock as of December 31, 2003, thus fair value of $5.15 per share was determined by our Board of Directors, based on an independent third party valuation.

The 2001 Stock Option Plan

        We grant stock options to eligible employees, officers and directors pursuant to the 2001 Stock Option Plan, as amended, which is administered by the Compensation Committee of our Board of Directors. The 2001 Stock Option Plan provides for an aggregate of 5,931,332 shares of common stock that may be issued in the form of Class A voting common stock, Class B nonvoting common stock or a combination thereof. The options to purchase shares of common stock are subject to time and performance-based vesting schedules, which generally range from two to ten years. If certain performance targets are met, the maximum vesting period could be shortened to four years. Options are generally granted with an exercise price equal to or greater than the estimated fair value of common stock on the grant date and expire ten years thereafter. After termination of employment, unvested options are forfeited immediately, within thirty days or within one year, as provided under the plan agreement.

        On May 20, 2003, the Board of Directors adopted a resolution to provide for an additional 131,332 shares of common stock that may be issued, bringing the total numbers of shares available for issuance under the 2001 Stock Option Plan to 5,931,332 shares.

Deferred Compensation Plans

        We sponsor two deferred compensation plans for certain members of our senior management team. The plans are administered by the Compensation Committee of our Board of Directors. The plans provide for the establishment of grantor trusts for the purpose of accumulating funds to purchase shares of our common stock for the benefit of the plan participants. One plan allows participants to contribute an unlimited amount of earnings to the plan while the other provides for contributions of up to 20% of a participant's annual bonus. We do not provide matching contributions to these plans and have the right to repurchase shares held in the grantor trusts under certain circumstances. The common stock held in the grantor trusts was valued at $2.8 million as of December 31, 2003 and $2.7 million as of December 31, 2002.

Compensation of Directors

        Messrs. Caulk and Johnston, who were the only directors that served as employees during 2003, did not receive any additional compensation for serving as a director or attending any meeting of the Board of Directors during 2003. During 2003, Messrs. Jones and Froman each received $31,250 in directorship fees and Mr. Rodkin received $27,500 in directorship fees. Messrs. Boll, Brizius and Schoen did not directly receive any directorship fees in 2003, but THL Equity Advisors, IV, L.L.C., the general partner of Thomas H. Lee Equity Fund IV, L.P., and Thomas H. Lee Capital, L.L.C., entities with whom Messrs. Boll, Brizius and Schoen are affiliated, received fees pursuant to a professional services agreement described in more detail under the heading "Item 13. Certain Relationships and Related Transactions."

Employment and Change of Control Agreements

        Each of the Named Executive Officers is employed under a separate employment agreement. With the exception of Mr. Caulk's agreement, which expires on January 1, 2005, none of the agreements are effective for a specified period of time. The following table presents the position, annual salary and stock options received, as well as the maximum potential annual bonus available, to each of the Named Executive Officers, under his respective employment agreement, which may be amended from time to time:

Name	Position(s)	Annual Base Salary	Stock Options Received	Maximum Potential Annual Bonus
Robert L. Caulk	Chairman of the Board of Directors; President and Chief Executive Officer	$525,000	1,600,000	Up to $525,000
Daniel J. Johnston	Director; Executive Vice President and Chief Financial Officer	345,000	700,000	Up to $207,000
Steven D. Schultz	Senior Vice President, Business Development	302,600	200,000	Up to $181,560
John F. Timony(1)	Senior Vice President, Operations	240,000	200,000	Up to $144,000
Kent J. Davies	Senior Vice President, Marketing	215,000	200,000	Up to $129,000

(1)
Mr. Timony left employment with United Industries in February 2004.

        Each employment agreement provides for base salary and bonus increases at the discretion of the Compensation Committee of our Board of Directors. Annual incentive compensation is determined in accordance with the attainment of certain financial and performance targets. The employment agreements also provide that the officers are entitled to a monthly automobile allowance and to participate in any disability, pension or other benefit plan generally afforded to employees or executives.

        Of the options issued to Mr. Caulk, 53,360 options vested immediately upon the grant date, 1,013,307 options vest over four years with 25% vesting on each anniversary after the grant date and the remaining 533,333 options vest based on performance targets, if met, through December 31, 2004, or otherwise after ten years from the grant date. Of the options issued to Mr. Johnston, 80,000 options vested immediately upon the grant date, 206,665 options vest over four years with 25% vesting on each anniversary after the grant date and 413,335 options vest based on performance targets, if met, through December 31, 2004, or otherwise after ten years from the grant date. Of the options granted to Messrs. Schultz, Timony and Davies, one-third of the options vest over four years with 25% vesting on each anniversary after the grant date while the remaining two-thirds vest based on performance targets, if met, through December 31, 2004, or otherwise after ten years from the grant date.

        We may terminate an employment agreement at any time with or without cause. If an employment agreement is terminated by us for cause or, with respect to certain of the employment agreements, by the executive without good reason, the terminated executive will be entitled to any unpaid base salary through the date of termination plus any unpaid incentive compensation. If we terminate the employment agreement without cause or, with respect to certain of the employment agreements, if the executive terminates the employment agreement for good reason or the executive dies or becomes disabled, he will be entitled to any unpaid base salary through the date of termination, any unpaid incentive compensation and, under certain conditions, his base salary for a period subsequent to his termination, which shall in no case be greater than two years from his termination. Each employment agreement includes non-compete, non-solicitation and confidentiality provisions through the later of one year after the executive's date of termination or the last date that severance payments are owed to the executive.

        In addition, certain of the employment agreements have been amended to include change of control provisions whereby, if a sale of United Industries occurs and if the Named Executive Officer is terminated for any reason other than for cause during the twelve month period following such sale, then in lieu of the severance provisions set forth in the applicable employment agreement, the Named Executive Officer will be paid his accrued base salary and incentive compensation and a severance payment equal to twenty four months of his base salary in effect as of the date of the sale. Such payments are subject to certain general release, non-competition and non-solicitation provisions and to be made in equal consecutive monthly installments, beginning on the last day of the month following the month in which the Named Executive Officer's employment is terminated.

Compensation Committee, Interlocks and Insider Participation

        C. Hunter Boll and Scott A. Schoen are members of the Compensation Committee of the Board of Directors. Messrs. Boll and Schoen are members of Thomas H. Lee Advisors, L.L.C., the general partner of the managing member of the general partner of Thomas H. Lee Equity Fund IV, L.P., which owns UIC Holdings, L.L.C., our majority shareholder. See "Item 13. Certain Relationships and Related Transactions" for information regarding transactions between us and the Thomas H. Lee entities.

401(k) Plan

        We have a 401(k) savings plan for substantially all of our employees with six months or more of continuous service. The 401(k) plan allows participants to defer a portion of eligible compensation on a tax-deferred basis. Under provisions of the plan, we match 50% of each employee's contributions up to 6% of gross earnings. The matching amount generally increases to 75% of such employee's contributions up to 6% of gross earnings after ten years of service. The aggregate matching contribution made by us was $1.0 million in 2003, $0.7 million in 2002 and $0.6 million in 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table presents certain information regarding the beneficial ownership of our Class A voting common stock by each of our directors and Named Executive Officers, by all of our directors and executive officers as a group, and by each owner of more than 5% of the outstanding shares of Class A voting common stock as of February 27, 2004. Each director and Named Executive Officer owns a number of shares of Class B nonvoting common stock equal to their number of owned shares of Class A voting common stock. Unless otherwise indicated, the mailing address for each principal stockholder, officer and director is c/o United Industries Corporation, 2150 Schuetz Road, St. Louis, Missouri 63146.

Name of Beneficial Owner(1)	Number of Class A Common Shares Owned	Number of Class A Common Shares Receivable Upon Exercise of Stock Options	Number of Class A Common Shares Receivable Upon Exercise of Stock Warrants	Number of Class A Common Shares Beneficially Owned		Percent of Class
UIC Holdings, L.L.C	27,158,000	—	4,686,582	31,844,582		91.5%
Robert L. Caulk	125,000	800,000	13,938	938,938		3.1%
C. Hunter Boll	27,158,000	—	4,686,582	31,844,582	(2)	91.5%
Charles A. Brizius	27,158,000	—	4,686,582	31,844,582	(2)	91.5%
John W. Froman	—	5,000	—	5,000		*
Daniel J. Johnston	—	350,000	27,876	377,876		1.2%
Gary M. Rodkin	—	5,000	—	5,000		*
Scott A. Schoen	27,158,000	—	4,686,582	31,844,582	(2)	91.5%
Kent J. Davies	—	100,000	1,394	101,394		*
Robert S. Rubin	3,500	100,000	2,091	105,591		*
Steven D. Schultz	300,000	100,000	—	400,000		1.3%
All Directors and Executive Officers as a group (17 persons)	27,696,094	1,485,000	4,734,669	33,915,763	(2)	92.5%

*
Denotes less than one percent.

(1)
Beneficial owner as used herein means any person who, directly or indirectly, has or shares voting power or investment power with respect to a security. All of the parties listed above are party to a stockholders agreement, pursuant to which they have agreed to vote their shares in the election of directors in accordance with the terms of the stockholders agreement. The number of shares indicated in this table does not include the shares of Class A voting common stock that are held by other stockholders subject to the stockholders agreement. Unless otherwise indicated, we believe that each person has sole voting and investment power with regard to their shares listed as beneficially owned. The calculation of beneficial ownership is based on 30,130,731 shares of Class A voting common stock outstanding as of February 27, 2004.

(2)
Includes 31,844,582 shares beneficially owned by UIC Holdings, L.L.C. UIC Holdings, L.L.C. is owned by the Thomas H. Lee Equity Fund IV, L.P., which may therefore be deemed to be the beneficial owner of the shares held by UIC Holdings, L.L.C. Such shares may be deemed to be beneficially owned by Messrs. Boll, Brizius and Schoen, who are members of Thomas H. Lee Advisors, L.L.C., as described elsewhere in this Annual Report. Each of Messrs. Boll, Brizius and Schoen disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.

Equity Compensation Plans

        The following table presents information about our common stock as of February 27, 2004 that may be issued upon exercise of options, warrants and rights under our existing equity compensation plans, including the 2001 Stock Option Plan:

	Equity Compensation Plan Information
	Column (a)	Column (b)	Column (c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	5,795,082	$2.83	4,918
Equity compensation plans not approved by security holders (1)	569,462	5.00	131,332

Total	6,364,544	$3.02	136,250

(1)
Represents shares of common stock issued under our Deferred Compensation Plans described in more detail under "Item 11. Executive Compensation" or shares of common stock approved by the Board of Directors which are available for future issuance, as indicated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Professional Services Agreement

        We have a professional services agreement with THL Equity Advisors IV, L.L.C. and Thomas H. Lee Capital, L.L.C., both affiliates of Thomas H. Lee Partners, L.P., which indirectly owns UIC Holdings, L.L.C., our majority owner. The professional services agreement has a term of three years, beginning January 20, 1999, and automatically extends for successive one-year periods thereafter, unless either party gives thirty days notice prior to the end of the term. Under the terms of the agreement, THL Equity Advisors IV, L.L.C. receives $62,500 per month for management and other consulting services provided to us and reimbursement of any related out-of-pocket expenses. For each of the years in the three-year period ended December 31, 2003, we paid $0.75 million under this agreement, which is included in selling, general and administrative expenses in our consolidated statements of operations included elsewhere in this Annual Report.

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

Recapitalization Agreement

        The recapitalization agreement with UIC Holdings, L.L.C., which we entered into in connection with our recapitalization in 1999, contains customary provisions, including representations and warranties with respect to the condition and operations of the business, covenants with respect to the conduct of the business prior to our recapitalization closing date and various closing conditions, including the continued accuracy of the representations and warranties. In general, these representations and warranties expired by April 15, 2000. However, representations and warranties with respect to tax matters survive until thirty days after the expiration of the applicable statute of limitations; representations with respect to environmental matters expired December 31, 2002; representations and warranties with respect to ownership of stock do not expire. The total consideration paid to redeem our common stock is subject to adjustments based on the excess taxes of our previous stockholders arising from our Section 338(h)(10) election under the IRS tax code.

        Pursuant to the recapitalization agreement, and in consideration of payments received thereunder, certain former executives agreed that for a period ending on the fourth anniversary of the recapitalization closing date not to own, control, participate or engage in any line of business in which we are actively engaged or any line of business competitive with us anywhere in the United States and any other country in which we conduct business at the date of recapitalization closing. In addition, each of these former executives has agreed that for a period ending on the fourth anniversary of the recapitalization closing date not to contact, approach or solicit for the purpose of offering employment to or hiring any person employed by us during the four-year period.

        Pursuant to our recapitalization, we redeemed a portion of our common stock held by certain stockholders and UIC Holdings, L.L.C. which were purchased by certain members of our senior management. In the recapitalization, certain executives collectively received an aggregate of $4.0 million in cash. In addition, $2.7 million was used to purchase 540,000 shares of common stock through grantor trusts for the benefit of said executives, which is reflected as a reduction of stockholders' equity in our consolidated balance sheets included elsewhere in this Annual Report.

Loans to Chief Executive Officer

        On September 28, 2001, we entered into a loan agreement with Robert L. Caulk, our President, Chief Executive Officer and Chairman of the Board of Directors, for $400,000 which matures on September 28, 2006 (the 2001 loan). On March 8, 2002, we entered into a loan agreement with Mr. Caulk for $51,685 which matures on March 8, 2007 (the 2002 loan). The purpose of both loans was to allow Mr. Caulk to purchase shares of our common and preferred stock. Each loan bears interest at LIBOR on its effective date which is subsequently adjusted on each loan's respective anniversary date. The interest rate in effect for the 2002 loan was 1.18% as of December 31, 2003 and 1.96% as of December 31, 2002. The interest rate in effect for the 2001 loan was 1.08% as of December 31, 2003 and 1.81% as of December 31, 2002. Interest on both loans is payable annually, based on outstanding accrued amounts on December 31 of each year. Principal payments on both loans are based on 25% of the gross amount of each annual bonus awarded to Mr. Caulk and are immediately payable, except that principal payments on the 2002 loan are immediately payable only if all amounts due under the 2001 loan are fully paid. Any unpaid principal and interest on both loans is due upon maturity. The outstanding principal balance for the 2001 loan was $274,000 as of December 31, 2003 and $352,000 as of December 31, 2002. The outstanding principal balance of the 2002 loan was $51,685 as of December 31, 2003 and 2002. The loans are reflected as a reduction of stockholders' equity in the consolidated balance sheets included elsewhere in this Annual Report.

Leases With Stockholders and Former Executive and Member of the Board of Directors

        We lease several of our operating facilities from Rex Realty, Inc., a company that is owned by stockholders who own, in the aggregate, approximately 5% of our common stock and is operated by a former executive and past member of the Board of Directors. The operating leases expire at various dates through December 31, 2010. We have options to terminate the leases on an annual basis by giving advance notice of at least one year. As of December 31, 2003, notice had been given on one such lease. We lease a portion of our operating facilities from the same company under a sublease agreement expiring on December 31, 2005 with minimum annual rentals of $0.7 million. We have two five-year options to renew this lease, beginning January 1, 2006. We believe that the terms of these leases are similar to those that could be obtained from a non-related party in the ordinary course of business. Rent expense under these leases was $1.2 million in 2003, $2.3 million in 2002 and $2.3 million in 2001.

Equity Transactions With UIC Holdings, L.L.C.

        To raise equity to partially fund our merger with Schultz in May 2002, we issued 1,690,000 shares each of Class A voting and Class B nonvoting common stock to UIC Holdings, L.L.C., our majority owner, for $16.9 million.

        In connection with the U.S. Fertilizer transaction in December 2001, we issued 22,600 shares of Class A nonvoting preferred stock to UIC Holdings, L.L.C. for $1,000 per share, the fair value as determined by the Board of Directors using a multiple of cash flows method, for net cash proceeds of $22.0 million and stock purchase warrants for a 10-year option to purchase up to 3,150,000 shares each of our Class A voting and Class B nonvoting common stock for $3.25 per share, the fair value of the shares of our common stock at the time the warrants were issued as determined by the Board of Directors using a multiple of cash flows method.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the annual audit of our consolidated financial statements as of and for the years ended December 31, 2003 and 2002 and fees billed for other services rendered by PricewaterhouseCoopers LLP during such periods:

	Year Ended December 31,
	2003	2002
Audit fees	$298,751	$239,835
Audit related fees(1)	654,348	333,065
Tax fees	82,650	79,969
All other fees(2)	30,640	1,039,338

Total fees	$1,066,389	$1,692,207

(1)
Audit related fees consist of assurance and related services that are reasonably related to the performance of the audit of our consolidated financial statements and due diligence services associated with potential acquisitions. This category includes fees related to the audits of our benefit plans during 2002 but not during 2003 as such services were provided by a different accounting firm.

(2)
Other fees included services for information systems design and development of $0.9 million in 2002 but not during 2003 as such services were provided by a different firm.

        The Audit Committee has determined that the provision of services to us, other than audit services, is compatible with PricewaterhouseCoopers LLP maintaining its independence from us.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

        The Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent auditor. Prior to engagement of the independent auditor for each year's audit, management or the independent auditor submits to the Audit Committee for approval an aggregate request of services expected to be rendered during that year for each of the four categories of services presented in the table above. Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor. The Audit Committee has delegated pre-approval authority to the chairman of the Audit Committee. The chairman must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  a.
  The following documents are filed as part of this Annual Report:

  1.
  Financial Statements.

      The financial statements, notes thereto and reports of independent auditors are listed in the Index to Financial Statements and Financial Statement Schedule on page F-1.

    2.
    Financial Statement Schedules.

      The financial statement schedule filed as part of this Annual Report is listed in the Index to Financial Statements and Financial Statement Schedule on page F-1. Schedules other than the one listed on such index are omitted since they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

    3.
    The Exhibit Index begins on page 62.

  b.
  Reports on Form 8-K.

    On November 12, 2003, we furnished a Current Report on Form 8-K under Item 12 to announce our earnings for the three and nine months ended September 30, 2003.

    On March 12, 2004 we filed a Current Report on Form 8-K under Item 5 to announce our execution of a definitive agreement to acquire The Nu-Gro Corporation and our plans to refinance our existing senior credit facility with a new senior credit facility.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED INDUSTRIES CORPORATION, Registrant
Dated: March 17, 2004	By:	/s/ ROBERT L. CAULK Robert L. Caulk Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. CAULK Robert L. Caulk	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2004
/s/ DANIEL J. JOHNSTON Daniel J. Johnston	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2004
/s/ C. HUNTER BOLL C. Hunter Boll	Director	March 17, 2004
/s/ CHARLES A. BRIZIUS Charles A. Brizius	Director	March 17, 2004
/s/ JOHN W. FROMAN John W. Froman	Director	March 17, 2004
/s/ GARY M. RODKIN Gary M. Rodkin	Director	March 17, 2004
/s/ SCOTT A. SCHOEN Scott A. Schoen	Director	March 17, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company, dated January 13, 1999.(1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated January 20, 1999.(1)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated November 9, 2000.(3)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated December 13, 2001.(8)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated May 7, 2002.(8)
3.6	Articles of Incorporation of Ground Zero Inc.(10)
3.7	Amendment of Articles of Incorporation of Ground Zero Inc.(10)
3.8	Certificate of Incorporation of Sylorr Plant Corp.(10)
3.9	Amended Articles of Incorporation of Schultz Company.(10)
3.10	Second Amended and Restated Articles of Incorporation of WPC Brands, Inc.(10)
3.11	By-laws of the Company.(1)
3.12	By-laws of Ground Zero Inc.(10)
3.13	By-laws of Sylorr Plant Corp.(10)
3.14	Amended and Restated By-laws of Schultz Company (f/k/a Chemical Dynamics, Inc.).(10)
3.15	By-laws of WPC Brands, Inc. (f/k/a Wisconsin Pharmacal Co. Inc.).(10)
4.1	Securities Purchase Agreement, dated as of March 19, 1999, among the Company, CIBC Oppenheimer Corp. and NationsBanc Montgomery Securities L.L.C.(1)
4.2	Indenture, dated as of March 24, 1999, between the Company and State Street Bank and Trust Company as Trustee with respect to the 9 7/8% senior subordinated notes due 2009 (including the form of 9 7/8% senior subordinated notes).(1)
4.3	Registration Rights Agreement, dated as of March 24, 1999, among the Company, CIBC Oppenheimer Corp. and NationsBanc Montgomery Securities L.L.C.(1)
4.4	Securities Purchase Agreement, dated as of March 20, 2003, among the Company, the Guarantors listed therein, Banc of America Securities LLC, CIBC World Markets Corp. and Goldman, Sachs & Co.(11)
4.5	Indenture, dated as of March 27, 2003, between the Company, the Guarantors set forth therein and U.S. Bank National Association as trustee with respect to the 9 7/8% senior subordinated notes due 2009 (including the form of 9 7/8% senior subordinated notes).(11)
4.6	Registration Rights Agreement, dated as of March 27, 2003, the Guarantors set forth therein and Banc of America Securities LLC, CIBC World Markets Corp. and Goldman, Sachs & Co.(11)
10.1	United Industries Corporation Deferred Compensation Plan.(1)†
10.2	United Industries Corporation 1999 Stock Option Plan.(1)†
10.3	United Industries Corporation 2001 Stock Option Plan.(3)†
10.4	Form of Stock Option Agreement to the Company's 2001 Stock Option Plan.(10)†

10.5	Management Agreement, dated as of January 20, 1999, between the Company and Stephen R. Brian.(1)†
10.6	Management Agreement, dated as of January 20, 1999, between the Company and Richard A. Bender.(1)†
10.7	Management Agreement, dated as of January 20, 1999, between the Company and William P. Johnson.(1)†
10.8	Management Agreement, dated as of January 20, 1999, between the Company and Daniel J. Johnston.(1)†
10.9	Restated Management Agreement, dated as of March 30, 2001, by and among the Company, Daniel Johnston and the Trust established by that certain Trust Agreement dated as of January 20, 1999 by and between the Company and Stephen R. Brian, as original trustee.(9)†
10.10	Consulting Agreement, dated as of January 20, 1999, between the Company and David A. Jones.(1)
10.11	Stockholders Agreement, dated as of January 20, 1999, among the Company and the Stockholders (as defined therein).(1)
10.12	Employment Letter Agreement, dated as of January 22, 2001, between the Company and John Timony.(9)†
10.13	Amendment to Employment Letter Agreement, dated as of March 7, 2001, between the Company and John Timony.(9)†
10.14	Second Amendment to Employment Letter Agreement, dated as of June 11, 2001, between the Company and John Timony.(9)†
10.15	Amended and Restated Employment Agreement, dated as of January 1, 2002, between the Company and Robert L. Caulk.(9)†
10.16	Employment Letter Agreement, dated as of March 28, 2001, between the Company and Kent J. Davies.(9)†
10.17	Amendment to Employment Letter Agreement, dated as of June 11, 2001, between the Company and Kent J. Davies.(9)†
10.18	Employment Letter Agreement, dated as of February 2, 1995, between the Company and Robert S. Rubin.(9)†
10.19	Amendment to Employment Letter Agreement, dated as of June 11, 2001, between the Company and Robert S. Rubin.(9)†
10.20	Amendment to Employment Letter Agreement, dated as of April 2, 2002, between the Company and Robert S. Rubin.(9)†
10.21	Executive Employment and Non-Competition Agreement, dated as of May 9, 2002, between the Company and Steven D. Schultz.*†
10.22	Amendment to Employment Letter Agreement, dated as of January 1, 2003, between the Company and Steven D. Schultz.*†
10.23	Professional Services Agreement, dated as of January 20, 1999, between THL Equity Advisors IV, L.L.C., Thomas H. Lee Capital, L.L.C. and the Company.(1)
10.24	Amended and Restated Credit Agreement dated as of March 24, 1999 among the Company, NationsBanc Montgomery Securities L.L.C., Morgan Stanley Senior Funding, Inc., Canadian Imperial Bank of Commerce, NationsBank, N.A., the Initial Lenders (as defined therein), the Swing Line Bank (as defined therein) and the Initial Issuing Bank (as defined therein).(1)

10.25	Waiver No. 1 dated as December 30, 1999 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities LLC (formerly known as NationsBanc Montgomery Securities LLC), Morgan Stanley Senior Funding, Inc. and Canadian Imperial Bank of Commerce.(9)
10.26	Amendment and Waiver No. 2 dated as January 24, 2000 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities LLC (formerly known as NationsBanc Montgomery Securities LLC), Morgan Stanley Senior Funding, Inc. and Canadian Imperial Bank of Commerce.(9)
10.27	Amendment and Waiver No. 3 dated as November 7, 2000 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities LLC (formerly known as NationsBanc Montgomery Securities LLC), Morgan Stanley Senior Funding, Inc. and Canadian Imperial Bank of Commerce.(9)
10.28	Amendment No. 4 dated as February 13, 2002 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities LLC (formerly known as NationsBanc Montgomery Securities L.L.C.), Morgan Stanley Senior Funding, Inc., and Canadian Imperial Bank of Commerce.(4)
10.29	Amendment No. 5 dated as May 8, 2002 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities L.L.C. (formerly known as NationsBanc Montgomery Securities L.L.C.) and Morgan Stanley Senior Funding, Inc., and Canadian Imperial Bank of Commerce.(5)
10.30	Amendment No. 6 dated as June 14, 2002 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities L.L.C. (formerly known as NationsBanc Montgomery Securities L.L.C.) and Morgan Stanley Senior Funding, Inc., and Canadian Imperial Bank of Commerce.(6)
10.31	Amendment No. 7 dated as of September 30, 2002 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities L.L.C. (formerly known as NationsBanc Montgomery Securities L.L.C.) and Morgan Stanley Senior Funding, Inc., and Canadian Imperial Bank of Commerce.(7)

10.32	Amendment No. 8 dated as of November 4, 2002 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities L.L.C. (formerly known as NationsBanc Montgomery Securities L.L.C.) and Morgan Stanley Senior Funding, Inc., and Canadian Imperial Bank of Commerce.(7)
10.33	Amendment No. 9 dated as of December 6, 2002 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Company, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities L.L.C. (formerly known as NationsBanc Montgomery Securities L.L.C.) and Morgan Stanley Senior Funding, Inc., and Canadian Imperial Bank of Commerce.(9)
10.34	Amendment No. 10 dated as of March 14, 2003 to the Amended and Restated Credit Agreement dated as of March 24, 1999 (as amended) among the Comp any, certain banks, financial institutions and other institutional lenders party thereto, Bank of America, N.A. (formerly known as NationsBank, N.A.), Banc of America Securities L.L.C. (formerly known as NationsBanc Montgomery Securities L.L.C.) and Morgan Stanley Senior Funding, Inc., and Canadian Imperial Bank of Commerce.(9)
10.35	Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc.(2)
10.36	First Amendment dated as of August 31, 1987 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc.(2)
10.37	Second Amendment dated as of March 2, 1990 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc.(2)
10.38	Third Amendment dated as of April 3, 1992 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc.(2)
10.39	Fourth Amendment dated as of June 6, 1994 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc.(2)
10.40	Fifth Amendment dated as of October 1, 1996 to Office Lease, dated as of June 15, 1987, between Mid-County Trade Center Investment Company Limited Partnership, Moran Foods and Moran Foods Inc.(2)
10.41	Lease, dated as of December 1, 1995, between Rex Realty Co. and the Company.(1)
10.42	Lease, dated as of November 27, 1989, between Rex Realty Co. and the Company.(1)
10.43	Lease, dated as of October 13, 1995, between First Industrial Financing Partnership LP and Rex Realty Co.(9)
10.44	Sublease, dated as of October 13, 1995, between Rex Realty Co. and the Company.(9)
10.45	Exchange Agreement dated as of June 14, 2002, among Bayer Corporation, an Indiana corporation, Bayer Advanced L.L.C., a Delaware limited liability company, and the Company.(6)(11)
10.46	In-Store Service Agreement dated as of June 7, 2002 among the Company, Bayer Corporation, an Indiana corporation, and Bayer Advanced L.L.C., a Delaware limited liability company.(6)(11)

10.47	Supply Agreement dated as of June 14, 2002 between Bayer Corporation, an Indiana corporation, and the Company.(7)(11)
10.48	United Industries Corporation Deferred Compensation Plan for Management Employees.*†
21.1	Subsidiaries.(9)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certifications.*
99.1	Risk Factors.*

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

(4)
Previously filed as an Exhibit to the Registrant's Form 10-K filed on April 2, 2001 and incorporated by reference herein.

(5)
Previously filed as an Exhibit to the Registrant's Form 8-K filed on February 26, 2002 and incorporated by reference herein.

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

(10)
Previously filed as an Exhibit to the Registrant's Form 10-K/A filed on April 17, 2003 and incorporated by reference herein.

(11)
Certain information in this exhibit has been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*
Filed herewith.

†
Management contract or compensatory plan.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
United Industries Corporation and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of cash flows, and of changes in stockholders' equity (deficit) present fairly, in all material respects, the financial position of United Industries Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
February 10, 2004, except for Note 26 which is
as of March 2, 2004

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$11,413	$10,318
Accounts receivable, less reserves of $2,753 and $3,171 at December 31, 2003 and 2002, respectively	29,890	23,321
Inventories	96,795	87,762
Prepaid expenses and other current assets	15,141	11,350

Total current assets	153,239	132,751

Equipment and leasehold improvements, net	37,153	34,218
Deferred tax asset	186,562	105,141
Goodwill	6,221	28,612
Intangible assets, net	86,872	72,256
Other assets, net	9,897	13,025

Total assets	$479,944	$386,003

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and capital lease obligation	$1,349	$9,665
Accounts payable	29,774	27,063
Accrued expenses	39,574	45,221

Total current liabilities	70,697	81,949

Long-term debt, net of current maturities	387,657	391,493
Capital lease obligation, net of current maturities	3,191	3,778
Other liabilities	3,256	5,019

Total liabilities	464,801	482,239

Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock (37,600 shares of $0.01 par value Class A issued and outstanding, 40,000 shares authorized)	—	—
Common stock (33.2 million shares each of $0.01 par value Class A and Class B issued and outstanding, 43.6 million shares of each authorized at December 31, 2003; 33.1 million shares each of $0.01 par value Class A and Class B issued and outstanding, 43.6 million shares of each authorized at December 31, 2002)	665	664
Treasury stock (9,569 shares each of $0.01 par value Class A and Class B, at cost)	(96)	—
Warrants and options	11,745	11,745
Additional paid-in capital	210,908	210,480
Accumulated deficit	(179,738)	(287,592)
Common stock subscription receivable	(22,534)	(25,761)
Common stock repurchase option	(2,636)	(2,636)
Common stock held in grantor trusts	(2,847)	(2,700)
Loans to executive officer	(324)	(404)
Accumulated other comprehensive income (loss)	—	(32)

Total stockholders' equity (deficit)	15,143	(96,236)

Total liabilities and stockholders' equity (deficit)	$479,944	$386,003

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales	$536,146	$479,990	$273,344
Operating costs and expenses:
Cost of goods sold	328,238	305,644	148,371
Selling, general and administrative expenses	139,042	113,162	74,689
Facilities and organizational rationalization	—	—	5,550

Total operating costs and expenses	467,280	418,806	228,610

Operating income	68,866	61,184	44,734
Interest expense	38,237	33,811	35,841
Interest income	2,024	1,401	—

Income before income tax expense (benefit)	32,653	28,774	8,893
Income tax expense (benefit)	(82,851)	3,438	2,167

Net income	115,504	25,336	6,726
Preferred stock dividends	7,650	6,880	2,292

Net income available to common stockholders	$107,854	$18,456	$4,434

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:
Net income	$115,504	$25,336	$6,726
Other comprehensive income:
Gain (loss) on interest rate swaps, net of tax of $120	—	513	(513)
Gain (loss) on derivative hedging instruments, net of tax of $20	32	(32)	—

Comprehensive income	$115,536	$25,817	$6,213

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$115,504	$25,336	$6,726
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	16,645	10,240	4,918
Amortization and write-off of deferred financing fees	5,358	3,280	2,691
Deferred income tax expense (benefit)	(84,065)	3,055	2,022
Changes in operating assets and liabilities, net of effects from acquisitions and disposition:
Accounts receivable	(9,421)	26,579	(1,641)
Inventories	(10,954)	(19,894)	(2,085)
Prepaid expenses	(1,159)	(3,283)	(134)
Other assets	(507)	5,995	9
Accounts payable	3,091	(13,885)	4,834
Accrued expenses	(12,861)	7,723	6,292
Accrued facilities and organizational rationalization costs	(1,942)	(3,216)	5,158
Dursban related costs	—	(82)	(5,985)
Other operating activities, net	(2,424)	(3,633)	2,597

Net cash flows from operating activities	17,265	38,215	25,402

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(11,674)	(6,450)	(7,916)
Purchase of facilities and equipment from U.S. Fertilizer	—	(4,000)	—
Purchase of fertilizer brands	—	—	(37,500)
Payments for Schultz merger, net of cash acquired	—	(38,300)	—
Payments for WPC Brands acquisition, net of cash acquired	—	(19,500)	—
Proceeds from sale of WPC non-core product lines	4,204	—	—

Net cash flows used in investing activities	(7,470)	(68,250)	(45,416)

Cash flows from financing activities:
Proceeds from issuance of senior subordinated notes	86,275	—	—
Proceeds from additional term debt	—	90,000	8,450
Proceeds from borrowings on revolver	40,000	—	—
Proceeds from issuance of common stock	282	17,500	—
Proceeds from issuance of preferred stock	—	—	21,969
Payments received for common stock subscription receivable	5,000	2,500	—
Payments received on loans to executive officer	80	48	—
Repayment of borrowings on term debt	(98,236)	(14,858)	(10,983)
Repayment of debt assumed in Schultz merger	—	(20,662)	—
Repayment of borrowings on revolver	(40,000)	(23,450)	—
Payments for capital lease obligation	(587)	(405)	(367)
Payments for debt issuance costs	(2,924)	(4,700)	—
Payments for treasury stock	(96)	—	—
Change in cash overdraft	1,506	(5,620)	945

Net cash flows from (used in) financing activities	(8,700)	40,353	20,014

Net increase in cash and cash equivalents	1,095	10,318	—
Cash and cash equivalents, beginning of year	10,318	—	—

Cash and cash equivalents, end of year	$11,413	$10,318	$—

Noncash financing activities:
Common stock issued in Schultz merger	$—	$6,000	$—

Common stock issued related to Bayer agreements	$—	$30,720	$—

Debt assumed in Schultz merger	$—	$20,577	$—

Preferred stock dividends accrued	$7,650	$6,880	$2,292

Common stock issued to grantor trusts	$147	$—	$—

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Dollars in thousands)

	Class A Nonvoting Preferred Stock		Class A Voting Common Stock		Class B Nonvoting Common Stock
							Treasury Stock		Warrants and Options				Common Stock Subscription Receivable	Common Stock Repurchase Option	Common Stock Held in Grantor Trusts		Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
											Additional Paid-in Capital	Accumulated Deficit				Loans to Executive Officer
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2001	15,000	$—	27,650,000	$277	27,650,000	$277	—	$—	3,200	$2,784	$139,081	$(310,482)	$—	$—	$(2,700)	$—	$—	$(170,763)
Net income	—	—	—	—	—	—	—	—	—	—	—	6,726	—	—	—	—	—	6,726
Issuance of common stock	—	—	71,000	1	71,000	1	—	—	—	—	(2)	—	—	—	—	—	—	—
Issuance of common stock options	—	—	—	—	—	—	—	—	600	456	—	—	—	—	—	—	—	456
Issuance of preferred stock and
preferred stock warrants	22,600	—	—	—	—	—	—	—	6,300	8,505	13,464	—	—	—	—	—	—	21,969
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(2,292)	—	—	—	—	—	(2,292)
Loan to executive officer	—	—	—	—	—	—	—	—	—	—	400	—	—	—	—	(400)	—	—
Unrealized loss on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(513)	(513)

Balance at December 31, 2001	37,600	—	27,721,000	278	27,721,000	278	—	—	10,100	11,745	152,943	(306,048)	—	—	(2,700)	(400)	(513)	(144,417)
Net income	—	—	—	—	—	—	—	—	—	—	—	25,336	—	—	—	—	—	25,336
Issuance of common stock for Schultz acquisition and related financing	—	—	2,290,000	24	2,290,000	24	—	—	—	—	22,866	—	—	—	—	—	—	22,914
Issuance of common stock	—	—	60,000	—	60,000	—	—	—	—	—	600	—	—	—	—	—	—	600
Issuance of common stock to Bayer	—	—	3,072,000	30	3,072,000	30	—	—	—	—	30,430	—	(27,321)	(2,636)	—	—	—	533
Amendment to Bayer agreement	—	—	—	—	—	—	—	—	—	—	3,641	—	—	—	—	—	—	3,641
Proceeds for subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—	1,560	—	—	—	—	1,560
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(6,880)	—	—	—	—	—	(6,880)
Loan to executive officer	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(52)	—	(52)
Payment on loan to executive officer	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	48	—	48
Realized loss on interest rate swap, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	513	513
Changes in fair value of derivative hedging instruments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32)	(32)

Balance at December 31, 2002	37,600	—	33,143,000	332	33,143,000	332	—	—	10,100	11,745	210,480	(287,592)	(25,761)	(2,636)	(2,700)	(404)	(32)	(96,236)
Net income	—	—	—	—	—	—	—	—	—	—	—	115,504	—	—	—	—	—	115,504
Issuance of common stock	—	—	14,731	—	14,731	—	—	—	—	—	147	—	—	—	(147)	—	—	—
Proceeds for subscription receivable, net of interest	—	—	—	—	—	—	—	—	—	—	—	—	3,227	—	—	—	—	3,227
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	—	(7,650)	—	—	—	—	—	(7,650)
Payment on loan to executive officer	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	80	—	80
Stock option exercise	—	—	45,000	0.5	45,000	0.5	—	—	—	—	179	—	—	—	—	—	—	180
Tax benefit of stock option exercise	—	—	—	—	—	—	—	—	—	—	102	—	—	—	—	—	—	102
Purchase of treasury stock	—	—	—	—	—	—	19,138	(96)	—	—	—	—	—	—	—	—	—	(96)
Changes in fair value of derivative hedging instruments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	32	32

Balance at December 31, 2003	37,600	$—	33,202,731	$332.50	33,202,731	$332.50	19,138	$(96)	10,100	$11,745	$210,908	$(179,738)	$(22,534)	$(2,636)	$(2,847)	$(324)	$—	$15,143

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except where indicated)

Note 1—Description of Business

        Under a variety of brand names, and operating as Spectrum Brands, the Company manufactures and markets one of the broadest lines of products in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents, fertilizers, growing media and soils. The Company's value brands are targeted toward consumers who want products and packaging that are comparable or superior to, and at lower prices than, premium-priced brands, while its opening price point brands are designed for cost conscious consumers who want quality products. The Company's products are marketed to mass merchandisers, home improvement centers, hardware, grocery and drug chains, nurseries and garden centers.

        As described in more detail in Note 18, the Company's operations are divided into three business segments: Lawn and Garden, Household and Contract. The Company's lawn and garden brands include, among others, Spectracide®, Garden Safe®, Real-Kill® and No-Pest® in the controls category, as well as Sta-Green®, Vigoro®, Schultz™ and Bandini® brands in the lawn and garden fertilizer and growing media categories. The Company's household brands include, among others, Hot Shot®, Cutter® and Repel®. The Contract segment represents a variety of compounds and chemicals, such as cleaning solutions and other consumer products.

Note 2—Summary of Significant Accounting Policies

Basis of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated during consolidation.

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

Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Such investments are recorded at cost which approximates market value.

Inventories

        Inventories are reported at the lower of cost or market. Cost is determined using a standard costing system that approximates the first-in, first-out method and includes raw materials, direct labor and overhead. An allowance for obsolete or slow-moving inventory is recorded based on the Company's analysis of inventory levels and future sales forecasts. In the event that estimates of future usage and sales differ from actual results, the allowance for obsolete or slow-moving inventory may be adjusted. For the years ended December 31, 2003 and 2002, amounts recorded to cost of goods sold for obsolete or slow-moving inventory included a decrease of $0.2 million and an increase of $3.1 million, respectively. As of December 31, 2003 and 2002, the allowance for obsolete or slow-moving inventory was $5.6 million and $5.8 million, respectively.

Capitalized Software Costs

        Capitalized software costs are included in equipment and leasehold improvements in the accompanying consolidated balance sheets. Once the underlying assets are placed into service, costs are amortized using the straight-line method over periods of related benefit, generally ranging from three to five years. As of December 31, 2003 and 2002, the Company had $2.1 million and $4.4 million, respectively, in unamortized capitalized software costs related primarily to the Company's enterprise resource planning (ERP) implementation, including capitalized internal costs of $0.1 million and $0.4 million as of December 31, 2003 and 2002, respectively. The Company placed certain modules of the ERP system into service and began recognizing amortization expense thereon in the fourth quarter of 2003. Related amortization expense was $0.5 million for the year ended December 31, 2003 and $0.1 million for each of the years ended December 31, 2002 and 2001. The implementation is expected to be finalized in 2005.

Equipment and Leasehold Improvements

        Expenditures for equipment and leasehold improvements and those that substantially increase the useful lives of assets are capitalized and recorded at cost. Maintenance, repairs and minor renewals are expensed as incurred. When equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any related gains or losses are reflected in results of operations. Depreciation is recorded using the straight-line method over management's estimate of the useful lives of the related assets. Machinery and equipment are depreciated over periods ranging from three to twelve years. Office furniture and equipment are depreciated over periods ranging from five to ten years. Transportation equipment is depreciated over periods ranging from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the related asset which generally range from five to thirty-nine years. Property held under capital lease is amortized over the term of the lease.

Goodwill and Intangible Assets

        The Company has acquired intangible assets or made acquisitions in the past that resulted in the recording of goodwill or intangible assets. Under generally accepted accounting principles in effect prior to 2002, these assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings over their useful lives. Beginning in 2002, goodwill is no longer amortized and is subject to impairment testing at least annually. The Company also evaluates the recoverability of goodwill and intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the fair value of such assets or adverse changes in customer relationships or vendors. Recoverability is evaluated by brand and product type, which represent the reporting unit components within the Company's operating segments (see Note 18). If a review using current market rates, discounted or undiscounted cash flows, as applicable, and other methods indicates that the carrying value of goodwill or other intangible assets are not recoverable, the carrying value of such asset is reduced to estimated fair value. No impairments existed as of December 31, 2003 and 2002. Prior to 2002, goodwill was amortized using the straight-line method over 40 years and recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations (see Note 7).

Long-Lived Assets

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 144, the Company periodically evaluates the recoverability of long-lived assets, including equipment and leasehold improvements, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a review indicates that the carrying value of an asset is not recoverable based on its undiscounted future cash flows, a loss is recognized for the difference between its fair value and carrying value. Adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements. No impairments existed as of December 31, 2003 and 2002.

Derivative Instruments and Hedging Activities

        The Company periodically uses interest rate and commodity price derivative hedging instruments to reduce fluctuations in cash flows. Using these agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable amounts calculated by reference to an agreed-upon notional amount or index. Derivative hedging instruments are recorded at fair value in the consolidated balance sheets as assets or liabilities, as applicable. The Company does not enter into derivatives or other hedging arrangements for trading or speculative purposes (see Note 16).

Revenue Recognition

        Revenue is recognized when title and risk of loss transfer to the customer. Net sales represent gross sales less any applicable customer discounts from list price, customer returns and promotion expense through cooperative programs with retailers. The provision for customer returns is based on historical sales returns and analysis of credit memo and other relevant information. If the historical or other data used to develop these estimates do not properly reflect future returns, net sales may require adjustment. Sales reductions related to returns were $15.1 million, $7.4 million and $6.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Amounts included in accounts receivable reserves for product returns were $1.4 million and $2.0 million as of December 31, 2003 and 2002, respectively.

Promotion Expense

        The Company advertises and promotes its products through national and regional media. Products are also advertised and promoted through cooperative programs with retailers. Advertising and promotion costs are expensed as incurred, although costs incurred during interim periods are generally expensed ratably in relation to revenues. Management develops an estimate of the amount of costs that have been incurred by the retailers under cooperative programs based on an analysis of specific programs offered to them and historical information. Actual costs incurred may differ significantly from estimates if factors such as the level of participation and success of the retailers' programs or other conditions differ from expectations. Promotion expense, including cooperative programs with customers, is recorded as a reduction of sales and was $39.8 million, $41.3 million and $24.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Accrued advertising and promotion expense was $9.6 million and $16.4 million as of December 31, 2003 and 2002, respectively. In addition, advertising costs are incurred irrespective of promotions. Such costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and were $11.1 million, $3.3 million and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Research and Development

        The Company's research and development activities focus on applied research using the strength and knowledge of its active ingredient suppliers and strategic active ingredient partners but also include the development of new products, new methods of delivery and identification of shifts in consumer needs and preferences. Research and development costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Research and development costs were $2.4 million, $2.1 million and $3.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Shipping and Handling Costs

        Certain shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. These costs primarily comprise personnel and other general and administrative costs associated with the Company's distribution facilities and, to a lesser extent, some costs related to goods shipped between the Company's facilities. These costs were $21.5 million, $15.7 million and $13.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. The remaining shipping and handling costs, including supplies received from vendors, are included in cost of goods sold in the accompanying consolidated statements of operations. All revenues billed to customers for freight on goods purchased from the Company are recorded in net sales.

Stock-Based Compensation

        The Company accounts for stock options issued to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and applies the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." Under APB No. 25 and related interpretations, compensation expense is recognized using the intrinsic value method for the difference between the exercise price of the options and the estimated fair value of the Company's common stock on the date of grant (see Note 19).

        SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the Company determined stock-based compensation expense using the fair value method. The following table presents net income, as reported, stock-based compensation expense that would have been recorded using the fair value method and pro forma net income that would have been reported had the fair value method been applied:

	Year Ended December 31,
	2003	2002	2001
Net income, as reported	$115,504	$25,336	$6,726
Stock-based compensation expense using the fair value method, net of tax	1,421	2,709	251

Pro forma net income	$114,083	$22,627	$6,475

Income Taxes

        Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. Management judgment is required to determine income tax expense, deferred tax assets and any related valuation allowance and deferred tax liabilities. The Company will establish a valuation allowance if it determines that it is more likely than not that some portion or all of its deferred tax assets will not be realized. Changes in the valuation allowance are included in the Company's consolidated statements of operations as income tax expense or benefit, as appropriate (see Note 21).

Earnings Per Share

        Earnings per share information is not required for presentation as the Company does not have publicly traded stock.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial conditions. The Company is dependent on three customers for the majority of its sales. Net sales to these customers, as a percentage of total net sales, were:

	Year Ended December 31,
	2003	2002	2001
The Home Depot	32%	33%	25%
Lowe's	20%	23%	22%
Wal*Mart	19%	18%	17%

Total	71%	74%	64%

        As of December 31, 2003 and 2002, these three customers were responsible for 53% and 62% of accounts receivable, respectively.

Supplemental Cash Flow Information

        For the years ended December 31, 2003, 2002 and 2001, the Company paid interest of $32.3 million, $32.4 million and $36.0 million, respectively. For the years ended December 31, 2003, 2002 and 2001, the Company paid income taxes of $1.0 million, $0.4 million and $0.2 million, respectively.

Reclassifications

        Certain reclassifications have been made to the prior years' amounts to conform to the current year presentation.

Note 3—Acquisitions and Disposition

Schultz Company Merger

        On May 9, 2002, a wholly-owned subsidiary of the Company completed a merger with and into Schultz, a manufacturer of horticultural products and specialty items and a distributor of potting soil, soil conditioners and other growing media, whose products are distributed primarily to retail outlets throughout the United States and Canada. The merger was executed to achieve economies of scale and synergistic efficiencies due to the complementary nature of the businesses. As a result of the merger, Schultz became a wholly-owned subsidiary of the Company. The total purchase price included cash payments of $38.3 million, including related acquisition costs of $5.0 million, issuance of 600,000 shares of Class A voting common stock valued at $3.0 million and issuance of 600,000 shares of Class B nonvoting common stock valued at $3.0 million and the assumption of $20.6 million of outstanding debt, which was immediately repaid by the Company at closing. In exchange for cash, common stock and the assumption of debt, the Company received all of the outstanding shares of Schultz. The assets acquired included acquired intangible assets which consist of trade names and other intellectual property which are being amortized over 25 to 40 years. In addition, the Company was required to write-up the value of inventory acquired from Schultz by $1.5 million to properly reflect its fair value.

        The following table summarizes the fair values of the assets acquired and liabilities assumed as of the merger date:

Description	Amount
Current assets	$41,937
Equipment and leasehold improvements	3,322
Intangible assets	42,398
Other assets	811

Total assets acquired	88,468

Current liabilities	20,091
Long-term debt	20,662
Other liabilities	1,125

Total liabilities assumed	41,878

Net assets acquired	$46,590

        This transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of the assets acquired and liabilities assumed have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values. The initial purchase price allocation was based on preliminary information, which was subject to adjustment upon obtaining complete valuation information. During the second quarter of 2003, the Company obtained the final valuation report from an independent third party valuation firm of the assets acquired and liabilities assumed, the values of which are reflected in the table above. The valuation report indicated the full value of the purchase price should be allocated to trade names, customer relationships and other identifiable intangible assets obtained in the merger with no value ascribed to goodwill. As a result, the Company reclassified $19.8 million from goodwill and $4.8 million from other intangible assets, recorded in the preliminary allocation, to customer relationships and is amortizing the customer relationships intangible asset using the straight-line method over four years, the remaining useful life as of the reclassification date. In addition, in 2003, the Company applied the guidance outlined in EITF 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination." The application of this guidance from the date of acquisition resulted in a noncash charge of $2.4 million for the additional amortization related to the final valuation of the $24.6 million customer relationship intangible asset.

        The Company's funding sources for the Schultz merger included an additional $35.0 million add-on to Term Loan B of the Company's Senior Credit Facility in May 2002 (see Note 12), an additional $10.0 million add-on to the Company's Revolving Credit Facility, the issuance of 1,690,000 shares of Class A voting common stock to UIC Holdings, L.L.C. for $8.5 million and the issuance of 1,690,000 shares of Class B nonvoting common stock to UIC Holdings, L.L.C. for $8.5 million. The issuance of shares to UIC Holdings, L.L.C. was a condition precedent to the amendment of the Senior Credit Facility. The fair value of the shares issued of $5 per share was determined by an independent third party valuation.

WPC Brands, Inc. Acquisition

        On December 6, 2002, a wholly-owned subsidiary of the Company completed the acquisition of WPC Brands, Inc. (WPC Brands), a manufacturer and distributor of various leisure-time consumer products, including a full line of insect repellents, institutional healthcare products and other proprietary and private label products. The acquisition was executed to enhance the Company's insect repellent product lines and to strengthen its presence at major customers. The total purchase price was $19.5 million in cash in exchange for all of the outstanding shares of WPC Brands. Intangible assets acquired in the acquisition consist of trade names and other intellectual property which are being amortized over 25 to 40 years. In addition, the Company was required to write-up the value of inventory acquired from WPC Brands by $1.3 million to properly reflect its fair value.

        The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Description	Amount
Current assets	$7,428
Equipment and leasehold improvements	887
Intangible assets	12,800
Goodwill	1,115
Other assets	1,439

Total assets acquired	23,669

Current liabilities	1,309
Other liabilities	1,417

Total liabilities assumed	2,726

Net assets acquired	$20,943

        This transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations of the assets acquired and liabilities assumed have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values. The initial purchase price allocation was based on preliminary information, which was subject to adjustment upon obtaining complete valuation information. During the fourth quarter of 2003, the Company obtained the final valuation report from an independent third party valuation firm of the assets acquired and liabilities assumed, the values of which are reflected in the table above. The valuation report indicated the purchase price should be allocated to trade names and customer relationships obtained in the acquisition with $1.1 million ascribed to goodwill, which is not deductible for tax purposes. As a result, the Company reclassified $4.8 million from trade names and $2.6 million from goodwill, recorded in the preliminary allocation, to customer relationships and certain other tangible assets. The Company is amortizing the customer relationships intangible asset using the straight-line method over their remaining useful lives which range from six to ten years.

        The Company's funding source for the WPC Brands acquisition was a portion of the proceeds received from an additional $25.0 million add-on to Term Loan B of the Company's Senior Credit Facility in December 2002 (see Note 12).

        The Company's unaudited consolidated results of operations on a pro forma basis, as if the Schultz and WPC Brands transactions had occurred on January 1, 2001, include net sales of $556.5 million and $388.3 million for the years ended December 31, 2002 and 2001, respectively, and net income of $28.4 million and $6.8 million for the years ended December 31, 2002 and 2001, respectively. This unaudited pro forma financial information does not purport to be indicative of the consolidated results of operations that would have been achieved had these transactions been completed as of the assumed date or which may be obtained in the future.

WPC Brands Disposition

        During May 2003, the Company consummated the sale of all of the non-core product lines acquired in the WPC Brands acquisition. The product lines sold included, among others, water purification tablets, first-aid kits and fish attractant products. Total assets and operating results associated with the product lines sold were not significant to the Company's consolidated financial position or results of operations. No gain or loss was recorded as the sale price was approximately equal to the net book value of the assets and liabilities included in the sale.

Note 4—Strategic Transactions

U.S. Fertilizer Transactions

        On October 3, 2002, the Company purchased certain assets from U.S. Fertilizer, for a cash purchase price of $12.1 million and forgiveness of certain U.S. Fertilizer promissory notes previously obtained from Bayer, as described further below. The assets acquired included certain inventory for $8.1 million and equipment at two facilities and real estate at one of the two facilities for $4.0 million. These facilities, located in Orrville, Ohio and Sylacauga, Alabama previously fulfilled over half of the Company's fertilizer requirements.

        Also on October 3, 2002, the Company executed a tolling agreement with U.S. Fertilizer, whereby U.S. Fertilizer supplies the Company with fertilizer. The tolling agreement requires the Company to be responsible for certain raw materials, capital expenditures and other related costs for U.S. Fertilizer to manufacture and supply the Company with fertilizer products. The agreement does not require a minimum volume purchase from U.S. Fertilizer, but provides for a fixed monthly payment of $0.7 million through the term of the tolling agreement, which expires on September 30, 2007. The fixed monthly payment is included in the Company's standard inventory costs and is not expensed monthly as a period cost as it relates to the overall cost of the inventory purchased from U.S. Fertilizer and resold by the Company. In addition, beginning on March 1, 2004 and on each anniversary thereafter, the fixed payment is subject to certain increases for labor, materials, inflation and other reasonable costs as outlined in the tolling agreement. The agreement provides the Company with certain termination rights without penalty upon a breach of the agreement by U.S. Fertilizer or upon the Company's payment of certain amounts as set forth therein.

Bayer Transactions

        On June 14, 2002, the Company consummated a transaction with Bayer Corporation and Bayer Advanced, L.L.C. (together referred to herein as Bayer) which allows the Company to gain access to certain Bayer active ingredient technologies through a Supply Agreement and to perform certain merchandising services for Bayer through an In-Store Service Agreement. In consideration for the Supply and In-Store Service Agreements, and in exchange for the promissory notes previously issued to Bayer by U.S. Fertilizer, the Company issued to Bayer 3,072,000 shares of Class A voting common stock valued at $15.4 million and 3,072,000 shares of Class B nonvoting common stock valued at $15.4 million (collectively representing approximately 9.3% of the Company's fully-diluted common stock) and recorded $0.4 million of related issuance costs. The Company reserved for the entire face value of the promissory notes due from U.S. Fertilizer, as the Company did not believe the notes were collectible and an independent third party valuation did not ascribe any significant value to them. The independent third party valuation also indicated that value should be ascribed to the repurchase option which is reflected in stockholders' equity in the accompanying consolidated balance sheets as of December 31, 2003 and 2002.

        Under the terms of the agreements, Bayer was required to make payments to the Company which total $5.0 million annually through June 15, 2009, the present value of which equaled the value assigned to the common stock subscription receivable as of June 14, 2002, which has been reflected in stockholders' equity in the accompanying consolidated balance sheets as of December 31, 2003 and 2002. The common stock subscription receivable was to be repaid by Bayer in 28 quarterly installments of $1.25 million, the first of which was received at closing on June 17, 2002. The difference between the value ascribed to the common stock subscription receivable and the installment payments received has been recorded as interest income in the accompanying consolidated statements of operations for the years ended December 31, 2003 and 2002.

        The value of the Supply Agreement has been and is being amortized to cost of goods sold over the period in which its economic benefits are expected to be utilized which was initially anticipated to be over a three to five-year period. The Company has been amortizing the obligation associated with the In-Store Service Agreement to revenues over the seven-year life of the agreement, the period in which its obligations were originally expected to be fulfilled. However, in December 2002, the Company and Bayer amended the In-Store Service Agreement to reduce the scope of services provided by approximately 80%. As a result, the Company reduced its obligation under the In-Store Service Agreement accordingly and reclassified $3.6 million to additional paid-in capital to reflect the increase in value of the In-Store Service Agreement.

        The In-Store Service Agreement provided the Company with the right to terminate and, effective after any such termination, the right to repurchase all of its common stock issued to Bayer at a price based on equations included in the Exchange Agreement. Under the terms of the Exchange Agreement, the Company was provided the right to offset Bayer's payment obligations against the repurchase price. Upon exercise of such repurchase option, Bayer had and continues to have the right to terminate the Supply Agreement. Because Bayer is both a competitor and a supplier, the Company has continually reevaluated the value of its shareholder relationship with Bayer.

        On October 22, 2003, the Company gave notice to Bayer regarding the termination of the In-Store Service Agreement, as amended. Upon termination, which became effective on December 21, 2003, the Company was relieved of its obligation to perform merchandising services for Bayer. Accordingly, the remaining liability of $0.7 million on the date of termination was fully written off and recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2003.

        Based on the independent third party valuation as of June 14, 2002, the original transaction date, the Company assigned a fair value of $30.7 million to the transaction components recorded in connection with the common stock issued to Bayer. The following table presents the values of these components as of such date and as of December 31, 2003 and 2002:

	December 31,		June 14,
Description
	2003	2002	2002
Common stock subscription receivable	$22,534	$25,761	$27,321
Supply Agreement	5,314	5,694	5,694
Repurchase option	2,636	2,636	2,636
In-Store Service Agreement	—	(893)	(4,931)

	$30,484	$33,198	$30,720

        Following the termination of the In-Store Service Agreement, in December 2003, the Company gave notice to Bayer regarding its exercise of the option to repurchase all outstanding common stock previously issued to Bayer (see Note 26).

Note 5—Inventories

        Inventories consist of the following:

	December 31,
	2003	2002
Raw materials	$34,619	$27,853
Finished goods	67,794	65,750
Allowance for obsolete and slow-moving inventory	(5,618)	(5,841)

Total inventories	$96,795	$87,762

Note 6—Equipment and Leasehold Improvements

        Equipment and leasehold improvements consist of the following:

	December 31,
	2003	2002
Machinery and equipment	$39,024	$39,609
Office furniture, equipment and capitalized software	30,183	26,299
Transportation equipment	6,418	6,313
Leasehold improvements	3,157	9,512
Land and buildings	114	1,099

	78,896	82,832
Accumulated depreciation and amortization	(41,743)	(48,614)

Total equipment and leasehold improvements, net	$37,153	$34,218

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

        For the years ended December 31, 2003, 2002 and 2001, depreciation expense was $7.4 million, $7.3 million and $4.7 million, respectively. As of December 31, 2003 and 2002, the cost of the aircraft held under capital lease was $5.3 million and related accumulated amortization was $4.4 million and $3.2 million, respectively.

Note 7—Goodwill and Intangible Assets

        Goodwill and intangible assets consist of the following:

		December 31, 2003			December 31, 2002
	Amortization Period in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets:
Trade names	20-40	$61,548	$(2,958)	$58,590	$64,025	$(1,918)	$62,107
Customer relationships	5-10	31,196	(8,566)	22,630	—	—	—
Supply agreement	7	5,694	(380)	5,314	5,694	(894)	4,800
Other intangible assets	25	604	(266)	338	5,401	(52)	5,349

Total intangible assets		$99,042	$(12,170)	86,872	$75,120	$(2,864)	72,256

Goodwill				6,221			28,612

Total goodwill and intangible assets, net				$93,093			$100,868

        On January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separately from goodwill. SFAS No. 142, among other things, eliminates the amortization of goodwill and indefinite-lived intangible assets and requires them to be tested for impairment at least annually. At adoption in 2002 and at December 31, 2003 and 2002, the Company performed an impairment analysis of its goodwill. No impairment charges resulted from these analyses. The Company has and will continue to test goodwill for impairment annually, in the fourth quarter of each year, or more frequently as warranted by events or changes in circumstances.

        Intangible assets include trade names, customer relationships, a supply agreement and other intangible assets, which are valued at acquisition through independent appraisals, where material, or using other valuation methods. Intangible assets are amortized using the straight-line method over periods ranging from 5 to 40 years, or in the case of the supply agreement, over the period in which its economic benefits are expected to be utilized, initially anticipated to be a three to five-year period. The useful lives of intangible assets were not revised as a result of the adoption of SFAS No. 142.

        During the year ended December 31, 2002, after giving effect to the purchase price reallocations described below, total goodwill in the amount of $1.1 million was recorded in connection with acquisitions. No amounts were recorded for goodwill during the year ended December 31, 2003. The following table presents the reclassifications and reallocations described, and changes in the carrying value of goodwill by segment, for the year ended December 31, 2003:

					Goodwill by Segment
	Trade Names	Customer Relationships	Supply Agreement	Other Intangible Assets	Lawn & Garden	Household	Contract	Total
Goodwill and intangible assets at December 31, 2001	$37,500	$—	$—	$—	$3,478	$2,079	$59	$43,116
Acquired during the year	26,525	—	5,694	5,401	17,668	4,417	911	60,616

Goodwill and intangible assets at December 31, 2002	64,025	—	5,694	5,401	21,146	6,496	970	103,732
Purchase price reallocation for Schultz	2,317	24,896	—	(4,797)	(15,021)	(3,970)	(783)	2,642
Purchase price reallocation for WPC Brands	(4,794)	6,300	—	—	(1,922)	(605)	(90)	(1,111)

Goodwill and intangible assets at December 31, 2003	61,548	31,196	5,694	604	$4,203	$1,921	$97	105,263

Accumulated amortization	(2,958)	(8,566)	(380)	(266)				(12,170)

Goodwill and intangible assets, net at December 31, 2003	$58,590	$22,630	$5,314	$338				$93,093

        As prescribed by SFAS No. 142, prior period operating results were not restated. However, a reconciliation follows which reflects net income as reported by the Company and adjusted to reflect the impact of SFAS No. 142, as if it had been effective for the periods presented:

Year Ended December 31,
2001
Net income, as reported	$6,726
Amortization of goodwill, net of tax	46

Net income, as adjusted	$6,772

        For the years ended December 31, 2003, 2002 and 2001, aggregate amortization expense related to intangible assets was $9.3 million, $2.9 million and $0.2 million, respectively. The following table presents estimated amortization expense for intangible assets during each of the next five years (see Note 26):

Year Ended December 31,	Amount
2004	$12,639
2005	12,537
2006	12,484
2007	6,329
2008	1,275

Note 8—Other Assets

        Other assets consist of the following:

	December 31,
	2003	2002
Deferred financing fees	$23,841	$22,432
Accumulated amortization	(14,948)	(10,382)

Deferred financing fees, net	8,893	12,050
Other	1,004	975

Total other assets, net	$9,897	$13,025

        In connection with its issuance of 9 7/8% Series C senior subordinated notes in March 2003 and subsequent registration of and exchange for 9 7/8% Series D senior subordinated notes in June and July 2003 (see Note 12), the Company recorded $2.2 million of deferred financing fees which are being amortized over the term of the notes through April 1, 2009. In connection with the repayment of a portion of its outstanding obligations under the Senior Credit Facility in March 2003, using proceeds from the issuance of such notes, the Company recorded a write-off of $1.3 million of previously deferred financing fees. In connection with the prepayments on Term Loan B of $23.3 million in June 2003 and $20.0 million in September 2003, the Company recorded a write-off of $0.5 million of previously deferred financing fees. Both of these charges were included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2003.

Note 9—Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2003	2002
Advertising and promotion	$9,605	$16,401
Facilities rationalization	—	1,563
Interest	6,219	3,777
Cash overdraft	—	1,506
Noncompete agreement	350	1,770
Preferred stock dividends	17,111	9,492
Salaries and benefits	3,644	4,357
Severance costs	201	869
Freight	1,152	441
Other	1,292	5,045

Total accrued expenses	$39,574	$45,221

Note 10—Charge for Facilities and Organizational Rationalization

        During the fourth quarter of 2001, the Company recorded an $8.5 million charge related to facilities, product line and organizational rationalization, which primarily affected its Lawn and Garden segment results. The components of the charge included $2.7 million for obsolete inventory primarily related to the discontinuance of its Spectracide Pro® product line and damaged product from the warehouse consolidation and move, which was recorded in costs of goods sold, $2.1 million for severance costs associated with an early voluntary retirement program that was offered to 85 employees during December 2001, a $3.5 million charge during the fourth quarter of 2001 related to the warehouse consolidation project, primarily attributable to facility exit costs and resultant duplicate rent payments in 2002 and $0.2 million was recorded in selling, general and administrative expenses. Cash flows from operating activities affected by this charge were $1.9 million, $3.5 million and $3.1 million during the years ended December 31, 2003, 2002 and 2001, respectively.

        The following table presents amounts charged against the facilities and organizational rationalization accrual:

	Facilities Rationalization	Severance Costs	Total Costs
Balance at January 1, 2001	$—	$—	$—
Provision charged to accrual	3,500	2,050	5,550
Charges against the accrual	—	(392)	(392)

Balance at December 31, 2001	3,500	1,658	5,158
Charges against the accrual	(1,937)	(1,279)	(3,216)

Balance at December 31, 2002	1,563	379	1,942
Charges against the accrual	(1,403)	(379)	(1,782)
Reversal of the accrual	(160)	—	(160)

Balance at December 31, 2003	$—	$—	$—

        During the year ended December 31, 2003, the Company recorded $1.8 million against the accrual which represented final costs to complete the facilities and organizational rationalization plan. Upon completion of the plan, approximately $0.2 million in unnecessary costs remained in the accrual which were fully reversed and recorded as a reduction of selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2003.

Note 11—Dursban Related Expenses

        During the year ended December 31, 2000, the U.S. Environmental Protection Agency (EPA) and manufacturers of the active ingredient Dursban entered into a voluntary agreement that provided for withdrawal of virtually all residential uses of Dursban. Formulation of Dursban products intended for residential use ceased by December 1, 2000 and formulators discontinued the sale of such products to retailers after February 1, 2001. Retailers were not allowed to sell Dursban products after December 31, 2001. Accordingly, a charge of $8.0 million was recorded in September 2000 for costs associated with this agreement, including customer markdowns, inventory write-offs and related disposal costs, which primarily affected the Company's Lawn and Garden segment results. All of the Company's accrued costs associated with this agreement and additional amounts totaling under $0.1 million were incurred by December 31, 2002.

        The following table presents amounts charged against the Dursban accrual:

	December 31,
	2002	2001
Balance at beginning of year	$82	$6,066
Charges against the accrual	(82)	(5,984)

Balance at end of year	$—	$82

Note 12—Long-Term Debt

        Long-term debt, excluding capital lease obligations, consists of the following:

	December 31,
	2003	2002
Senior Credit Facility:
Term Loan A	$—	$28,250
Term Loan B	152,368	222,465
Revolving Credit Facility	—	—
Senior Subordinated Notes:
9 7/8% Series B Senior Subordinated Notes	3,100	150,000
9 7/8% Series D Senior Subordinated Notes, including unamortized premium of $1.1 million	232,985	—

Total long-term debt	388,453	400,715
Less current maturities	(796)	(9,222)

Total long-term debt, net of current maturities	$387,657	$391,493

Senior Credit Facility

        The Senior Credit Facility, as amended as of March 14, 2003, was provided by Bank of America, N.A., Morgan Stanley Senior Funding, Inc. and Canadian Imperial Banc of Commerce and consists of (1) a $90.0 million revolving credit facility (the Revolving Credit Facility); (2) a $75.0 million term loan facility (Term Loan A); and (3) a $240.0 million term loan facility (Term Loan B). The Revolving Credit Facility and Term Loan A mature on January 20, 2005 and Term Loan B matures on January 20, 2006. The Revolving Credit Facility is subject to a clean-down period during which the aggregate amount outstanding under the Revolving Credit Facility shall not exceed $10.0 million for 30 consecutive days during the period between August 1 and November 30 in each calendar year. As of December 31, 2003 and 2002, the clean-down period had been completed and no amounts were outstanding under the Revolving Credit Facility. There were no compensating balance requirements during any of the periods presented herein.

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

        The Senior Credit Facility agreement contains restrictive affirmative, negative and financial covenants. Affirmative and negative covenants place restrictions on, among other things, levels of investments, indebtedness, insurance, capital expenditures and dividend payments. The financial covenants require the maintenance of certain financial ratios at defined levels. As of and during the years ended December 31, 2003 and 2002, the Company was in compliance with all covenants. While the Company does not anticipate an event of non-compliance in the foreseeable future, such an event would require the Company to request a waiver or an amendment to the Senior Credit Facility. Amending the Senior Credit Facility could result in changes to the Company's borrowing capacity or its effective interest rates. Under the terms of the Senior Credit Facility agreement, interest rates on the Revolving Credit Facility, Term Loan A and Term Loan B range from 1.50% to 4.00% above LIBOR, depending on certain financial ratios. LIBOR was 1.16% as of December 31, 2003 and 1.38% as of December 31, 2002. Unused commitments under the Revolving Credit Facility are subject to a 0.5% annual commitment fee. The interest rate of Term Loan A was 4.67% as of December 31, 2002. The interest rate of Term Loan B was 5.19% and 5.42% as of December 31, 2003 and 2002, respectively.

        The Senior Credit Facility may be prepaid in whole or in part at any time without premium or penalty. During the year ended December 31, 2003, the Company made principal payments of $28.3 million to fully repay Term Loan A and $69.6 million on Term Loan B, which primarily represented optional principal prepayments. During the year ended December 31, 2002, the Company made principal payments of $11.0 million on Term Loan A and $2.0 million on Term Loan B, which included optional principal prepayments of $6.3 million on Term Loan A and $1.1 million on Term Loan B. In connection with the prepayments in 2003, the Company recorded write-offs totaling $1.8 million in previously deferred financing fees which are included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2003. The optional payments were made to remain several quarterly payments ahead of the regular payment schedule. According to the Senior Credit Facility agreement, each prepayment may be applied to the next principal repayment installments. The Company remains several principal payments ahead of schedule on Term Loan B and intends to pay a full year of principal installments in 2004 in accordance with the terms of the Senior Credit Facility.

        The Senior Credit Facility is secured by substantially all of the properties and assets of the Company and its current and future domestic subsidiaries. The carrying amount of the Company's obligations under the Senior Credit Facility approximates fair value because the interest rates are based on floating interest rates identified by reference to market rates.

        In connection with the execution of the definitive agreement to acquire The Nu-Gro Corporation (Nu-Gro) and to finance the repurchase of the Company's outstanding Series B Notes, the repurchase of its Class A nonvoting preferred stock and the repayment of accrued dividends thereon, the Company has obtained a commitment letter from Bank of America, N.A., Banc of America Securities LLC, Citigroup Global Markets, Inc. and Citicorp North America, Inc. for the refinancing of its existing Senior Credit Facility (see Note 26).

Senior Subordinated Notes

        In November 1999, the Company issued $150.0 million in aggregate principal amount of 9 7/8% Series B senior subordinated notes (the Series B Notes) due April 1, 2009. Interest accrues at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1. As described in more detail below, as of December 31, 2003, $3.1 million of the Series B Notes were outstanding.

        In March 2003, the Company issued $85.0 million in aggregate principal amount of 9 7/8% Series C Notes due April 1, 2009 in a private placement. Gross proceeds from the issuance were $86.3 million and included a premium of $1.275 million which is being amortized over the term of the Series C Notes using the effective interest method. Interest on the Series C Notes accrued at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1. Net proceeds of $84.1 million were used to repay $30.0 million of the Revolving Credit Facility, fully repay $28.3 million outstanding under Term Loan A and repay $25.9 million outstanding under Term Loan B. The Series C Notes were issued with terms substantially similar to the Series B Notes. In connection with its issuance of the Series C Notes, the Company recorded $2.2 million of deferred financing fees which are being amortized over the term of the Series C Notes. As described in more detail below, as of December 31, 2003, there were no Series C Notes outstanding.

        In May 2003, the Company registered $235.0 million in aggregate principal amount of 9 7/8% Series D Notes (collectively with the Series B Notes and Series C Notes, the Senior Subordinated Notes), with terms substantially similar to the Series B Notes and Series C Notes, with the U.S. Securities and Exchange Commission and offered to exchange the Series D Notes for up to 100% of the Series B Notes and Series C Notes. The exchange offering closed in July 2003, resulting in $85.0 million, or 100%, of the Series C Notes being exchanged and $146.9 million, or 98%, of the Series B Notes being exchanged. As of December 31, 2003, $3.1 million of the Series B Notes and $231.9 million of the Series D Notes were outstanding.

        The Company's indentures governing all of the outstanding Senior Subordinated Notes contain a number of significant covenants that could restrict the Company's ability to:

  •
  incur more debt;

  •
  pay dividends or make other distributions;

  •
  issue stock of subsidiaries;

  •
  make investments;

  •
  repurchase stock;

  •
  create subsidiaries;

  •
  create liens;

  •
  enter into transactions with affiliates;

  •
  enter into sale and leaseback transactions;

  •
  merge or consolidate; and

  •
  transfer and sell assets.

        The ability to comply with these provisions may be affected by events beyond the Company's control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of repayment under the applicable agreements. Any default under the Company's indentures governing the Senior Subordinated Notes might adversely affect the Company's growth, financial condition, results of operations and the ability to make payments on the Senior Subordinated Notes or meet other obligations. As of and during the years ended December 31, 2003 and 2002, the Company was in compliance with all covenants.

        The fair value of the Senior Subordinated Notes was $243.2 million and $151.5 million as of December 31, 2003 and 2002, respectively, based on their quoted market price on such dates. In accordance with the indentures that govern them, the Senior Subordinated Notes are unconditionally and jointly and severally guaranteed by the Company's wholly-owned subsidiaries (see Note 24).

        Aggregate future principal payments of long-term debt, excluding unamortized premium and capital lease obligation, as of December 31, 2003 are as follows:

Year Ended December 31,	Amount
2004	$796
2005	75,985
2006	75,587
2007	—
2008	—
Thereafter	235,000

$387,368

Note 13—Commitments

        The Company leases several of its operating facilities from Rex Realty, Inc., a company owned by certain of the Company's stockholders and operated by a former executive and past member of the Board of Directors of the Company. The operating leases expire at various dates through December 31, 2010. The Company has options to terminate the leases on an annual basis by giving advance notice of at least one year. As of December 31, 2002, notice had been given on one such lease. The Company leases a portion of its operating facilities from the same company under a sublease agreement expiring on December 31, 2005 with minimum annual rentals of $0.7 million. The Company has two five-year options to renew this lease, beginning January 1, 2006. For the years ended December 31, 2003, 2002 and 2001, rent expense under these leases was $1.2 million, $2.3 million and $2.3 million, respectively.

        The Company is obligated under additional operating leases for other operations and the use of warehouse space. The leases expire at various dates through January 31, 2015. Five of the leases provide for as many as five options to renew for five years each. For the years ended December 31, 2003, 2002 and 2001, aggregate rent expense under these leases was $7.2 million, $3.8 million and $5.1 million, respectively.

        In March 2000, the Company entered into a capital lease agreement for $5.3 million for its aircraft. The Company is obligated to make monthly payments of $0.1 million, with a balloon payment of $3.2 million in February 2005. The Company has the option of purchasing the aircraft following the expiration of the lease agreement for a nominal amount.

        The following table presents future minimum payments due under operating and capital leases as of December 31, 2003:

	Operating Leases
Year Ended December 31,			Capital Lease
	Affiliate	Other		Total
2004	$1,216	$7,325	$552	$9,093
2005	1,234	7,246	3,191	11,671
2006	1,253	6,321	—	7,574
2007	1,271	5,053	—	6,324
2008	1,290	5,023	—	6,313
Thereafter	2,639	22,920	—	25,559

Total minimum lease payments	$8,903	$53,888	3,743	$66,534

Less amount representing interest			(253)

Present value of net minimum lease payments			$3,490

Note 14—Contingencies

        In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as standby letters of credit and indemnifications, which are not reflected in the accompanying consolidated balance sheets. As of December 31, 2003 and 2002, the Company had $2.7 million and $1.9 million, respectively, in standby letters of credit pledged as collateral to support the lease of its primary distribution facility in St. Louis, a U.S. customs bond, certain product purchases, various workers' compensation obligations and transportation equipment. These agreements mature at various dates through November 2004 and may be renewed as circumstances warrant. Such financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In the Company's past experience, no claims have been made against these financial instruments nor does management expect any losses to result from them. As a result, we determined such agreements do not have significant value and have not recorded any related amounts in the accompanying consolidated financial statements.

        The Company is the lessee under a number of equipment and property leases, as previously described. It is common in such commercial lease agreements for the Company to agree to indemnify the lessor for the value of the property or equipment leased should it be damaged during the course of the Company's operations. The Company expects that any losses that may occur with respect to the leased property would be covered by insurance, subject to deductible amounts. As a result, we determined such indemnifications do not have significant value and have not recorded any related amounts in the accompanying consolidated financial statements.

        The Company has entered into certain commitments to purchase granular urea during its peak production season in 2004. See Note 16 for information regarding these commitments.

        The Company is involved from time to time in routine legal matters and other claims incidental to its business. When it appears probable in management's judgment that the Company will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, liabilities are recorded in the consolidated financial statements and charges are recorded to results of operations. Management believes that it is remote the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will have a material adverse impact on the Company's consolidated financial position, results of operations or liquidity.

Note 15—Stockholders' Equity

        During the second quarter of 2003, 90,000 stock options were exercised at a price of $2.00 per share (per share dollars not in thousands). In connection with this transaction, the related stockholder surrendered 9,569 shares each of Class A and Class B common stock to the Company, valued at less than $0.1 million in the aggregate based on the estimated fair value per share as determined by the Company's Board of Directors on the date of surrender, to satisfy income tax withholding requirements. The Company recorded the transaction as treasury stock which is presented as a reduction of stockholders' equity in the accompanying consolidated balance sheet as of December 31, 2003.

        In connection with its merger with Schultz in May 2002, the Board of Directors adopted resolutions, which were approved by the Company's stockholders, to amend the Company's Certificate of Incorporation to increase the Company's total authorized Class A voting common stock from 37,600,000 shares to 43,600,000 shares and increase the Company's total authorized Class B nonvoting common stock from 37,600,000 shares to 43,600,000 shares. In addition, as part of the purchase of Schultz, the Company issued 600,000 shares of Class A voting common stock valued at $3.0 million and 600,000 shares of Class B nonvoting common stock valued at $3.0 million. In addition, to raise equity to partially fund the merger, the Company issued 1,690,000 shares of Class A voting common stock to UIC Holdings, L.L.C. for $8.5 million and 1,690,000 shares of Class B nonvoting common stock to UIC Holdings, L.L.C. for $8.5 million.

        In connection with its transaction with Bayer in June 2002, the Company issued 3,072,000 shares of Class A voting common stock valued at $15.4 million and 3,072,000 shares of Class B nonvoting common stock valued at $15.4 million and recorded $0.4 million of related issuance costs. As further described in Note 4, the Company repurchased these shares in February 2004.

        In connection with the Company's December 2001 transaction with U.S. Fertilizer, the Board of Directors adopted resolutions, which were approved by the Company's stockholders, to amend the Company's Certificate of Incorporation to:

  •
  Authorize issuance of 22,600 shares of $0.01 par value Class A nonvoting preferred stock to UIC Holdings, L.L.C. for $1,000 per share, the fair value as determined by the Board of Directors using a multiple of cash flows method, for net cash proceeds of $22.0 million. Dividends accrue at 15% of liquidation value which equals $1,000 per share. Dividends, to the extent not paid on December 31 of each year, are cumulative. As of December 31, 2003 and 2002, 37,600 shares of preferred stock were outstanding and accrued dividends were $17.1 million and $9.5 million, respectively.

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

        Of the 37,600 shares of preferred stock outstanding at December 31, 2003, 37,145 shares are held by UIC Holdings, L.L.C. which is owned by the Thomas H. Lee Equity Fund IV, L.P. which beneficially owned 84% of the Company's outstanding common stock, as of December 31, 2003, and represents three of the Company's seven members of the Board of Directors. The remaining outstanding shares of preferred stock are owned by current and former members of the Company's management.

        The Company valued the 6,300,000 warrants issued above at $1.35 per warrant using the Black-Scholes option pricing model at the date of grant. Accordingly, proceeds of $8.5 million received from the issuance of the preferred stock were allocated to the warrants.

Note 16—Accounting for Derivative Instruments and Hedging Activities

        In the normal course of business, the Company is exposed to fluctuations in interest rates and raw materials prices. The Company has established policies and procedures that govern the management of these exposures through the use of derivative hedging instruments, including swap agreements. The Company's objective in managing its exposure to such fluctuations is to decrease the volatility of earnings and cash flows associated with changes in interest rates and certain raw materials prices. To achieve this objective, the Company periodically enters into swap agreements with values that change in the opposite direction of anticipated cash flows. Derivative instruments related to forecasted transactions are considered to hedge future cash flows, and the effective portion of any gains or losses is included in accumulated other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized currently in results of operations.

        As of December 31, 2003, the Company had no outstanding derivative hedging instruments but had purchase agreements to effectively fix 29% of its 2004 urea purchases. The average contract price of the Company's derivative hedging instruments as of December 31, 2002, intended to fix the price of forecasted urea prices through April 2003, was approximately $135 per ton. The average purchase price of the Company's purchase agreements as of December 31, 2003 and 2002 was approximately $185 and $130 per ton, respectively. While management expects these agreements to manage the Company's exposure to such price fluctuations, no assurance can be provided that the agreements will be effective in fully mitigating exposure to these risks, nor can assurance be provided that the Company will be successful in passing on pricing increases to its customers.

        The Company formally documents, designates and assesses the effectiveness of any transactions that receive hedge accounting treatment. The cash flows of derivative hedging instruments the Company enters into are generally expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. Changes in the fair value of agreements designated as derivative hedging instruments are reported as either an asset or liability in the accompanying consolidated balance sheets with the associated unrealized gains or losses reflected in accumulated other comprehensive income. As of December 31, 2002, an unrealized loss of less than $0.1 million, related to derivative instruments designated as cash flow hedges was recorded in accumulated other comprehensive income. Although derivative hedging instruments were used throughout the year, no such instruments were outstanding as of December 31, 2003. Such instruments at December 31, 2002 represented hedges on forecasted purchases of raw materials during the first half of 2003 and matured by May 2003. The amounts recorded in accumulated other comprehensive income were subsequently reclassified into cost of goods sold in the same period in which the underlying hedged transactions affected earnings. No unrealized gains or losses were recorded in accumulated other comprehensive income as of December 31, 2003. However, during the year ended December 31, 2003, $1.4 million of net gains on derivative hedging instruments for raw materials purchases were reclassified into cost of goods sold in the same period in which the underlying hedged transactions affected earnings. No such amounts were recorded for raw materials purchases during the year ended December 31, 2002.

        If it becomes probable that a forecasted transaction will not occur, any gains or losses in accumulated other comprehensive income will be recognized in results of operations. The Company has not incurred any gains or losses for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness. The Company has not generally entered into derivatives or other hedging arrangements for trading or speculative purposes but may consider doing so in the future if strategic circumstances warrant and its bank covenants and bond indentures permit such transactions.

        The following table summarizes the Company's derivative hedging instruments and related unrealized gain (loss) as of December 31, 2002 only, as no such instruments were outstanding as of December 31, 2003 (amounts not in thousands):

Number of Contracts	Maturity Date	Notional Amount in Tons	Weighed Average Contract Price	Contract Value Upon Effective Contract Date	Contract Value at December 31, 2002	Unrealized Gain (Loss) at December 31, 2002
3	January 30, 2003	14,500	$133.00	$1,928,500	$1,916,465	$(12,035)
3	February 28, 2003	15,000	135.00	2,025,000	2,010,000	(15,000)
2	March 28, 2003	10,000	135.50	1,355,000	1,353,300	(1,700)
1	April 24, 2003	5,000	137.00	685,000	681,650	(3,350)

9		44,500		$5,993,500	$5,961,415	$(32,085)

        The following table summarizes the Company's purchase commitments of granular urea as of December 31, 2003 (amounts not in thousands):

Number of Commitments	Expected Purchase Month	Commitment Amount in Tons	Weighted Average Purchase Price	Value of Purchase Commitment on Commitment Date
6	January 2004	13,477	$187.98	$2,533,406
7	February 2004	5,300	182.83	968,999
7	March 2004	5,000	183.00	915,000
6	April 2004	2,900	185.17	536,993

26		26,677		$4,954,398

        The following table summarizes the Company's purchase commitments of granular urea as of December 31, 2002 (amounts not in thousands):

Number of Commitments	Expected Purchase Month	Commitment Amount in Tons	Weighted Average Purchase Price	Value of Purchase Commitment on Commitment Date
3	January 2003	18,750	$126.93	$2,380,000
2	February 2003	18,500	128.20	2,472,500

5		37,250		$4,852,500

        In April 2001, the Company entered into two interest rate swaps that fixed the interest rate as of April 30, 2001 for $75.0 million in variable rate debt under its Senior Credit Facility. The interest rate swaps settled on April 30, 2002 and a derivative hedging loss of $0.5 million was reclassified from accumulated other comprehensive income into interest expense.

Note 17—Fair Value of Financial Instruments

        The Company has estimated the fair value of its financial instruments as of December 31, 2003 and 2002 using available market information or other appropriate valuation methods. Considerable judgment, however, is required in interpreting data to develop estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

        The carrying amounts of cash, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the short maturity of such instruments. The Company's Senior Credit Facility bears interest at current market rates and, thus, carrying value approximates fair value as of December 31, 2003 and 2002. The Company is exposed to interest rate volatility with respect to the variable interest rates of the Senior Credit Facility. The estimated fair values of the Company's Senior Subordinated Notes of $243.2 million and $151.5 million, respectively, as of December 31, 2003 and 2002 are based on quoted market prices.

Note 18—Segment Information

        During the third quarter of 2002, the Company began reporting its operating results using three reportable segments: Lawn and Garden, Household and Contract. Segments were established primarily by product type which represents the basis upon which management, including the Chief Executive Officer who is the chief operating decision maker of the Company, reviews and assesses the Company's financial performance. The Lawn and Garden segment primarily consists of dry, granular lawn fertilizers, lawn fertilizer combination and lawn control products, herbicides, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils and other growing media products and insecticide products. Products are marketed to mass merchandisers, home improvement centers, hardware, grocery and drug chains, nurseries and garden centers. This segment includes, among others, the Company's Spectracide, Garden Safe, Schultz, Vigoro, Sta-Green, Real-Kill and No-Pest brands.

        The Household segment represents household insecticides and insect repellents that allow consumers to repel insects and maintain a pest-free household. The Household segment includes the Company's Hot Shot, Cutter and Repel brands, as well as a number of private label and other products.

        The Contract segment includes a variety of compounds and chemicals, such as cleaning solutions and other consumer products.

        The following table presents selected financial segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," for the years ended December 31, 2003, 2002 and 2001. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2, as applicable. The segment financial information presented includes comparative periods prepared on a basis consistent with the current year presentation.

	Year Ended December 31,
	2003	2002	2001
Net sales:
Lawn and Garden	$393,263	$352,269	$169,267
Household	132,285	108,752	101,186
Contract	10,598	18,969	2,891

Total net sales	536,146	479,990	273,344

Operating costs and expenses:
Cost of goods sold	328,238	305,644	148,371
Selling, general and administrative expenses	139,042	113,162	74,689
Facilities and organizational rationalization	—	—	5,550

Total operating costs and expenses	467,280	418,806	228,610

Operating income (loss) by segment:
Lawn and Garden	38,461	38,064	24,637
Household	30,538	23,159	20,280
Contract	(133)	(39)	(183)

Total operating income	68,866	61,184	44,734

Interest expense	38,237	33,811	35,841
Interest income	2,024	1,401	—

Income before income tax expense (benefit)	32,653	28,774	8,893
Income tax expense (benefit)	(82,851)	3,438	2,167

Net income	$115,504	$25,336	$6,726

Operating margin:
Lawn and Garden	9.8%	10.8%	14.6%
Household	23.1%	21.3%	20.0%
Contract	-1.3%	-0.2%	-6.3%
Total operating margin	12.8%	12.7%	16.4%

        Operating income represents earnings before interest expense, interest income and income tax expense (benefit). Operating income is the measure of profitability used by management to assess the Company's financial performance. Operating margin represents operating income as a percentage of net sales.

        The majority of the Company's sales are conducted with customers in the United States. The Company's international sales comprise less than 2% of total annual net sales. In addition, no single item comprises more than 10% of the Company's net sales. For the years ended December 31, 2003, 2002 and 2001, the Company's three largest customers were responsible for 71%, 74% and 64% of net sales, respectively. As of December 31, 2003 and 2002, these three customers were responsible for 53% and 62% of accounts receivable, respectively.

        As the Company's assets support production across all segments, they are managed on an entity-wide basis at the corporate level and are not recorded or analyzed by segment. Substantially all of the Company's assets are located in the United States.

Note 19—Stock-Based Compensation

        The Company grants stock options to eligible employees, officers and directors pursuant to the 2001 Stock Option Plan, as amended (the Plan), which is administered by the Compensation Committee of the Company's Board of Directors. The Plan provides for an aggregate of 5,931,332 shares of the Company's common stock that may be issued in the form of Class A voting common stock, Class B nonvoting common stock or a combination thereof. The options to purchase shares of common stock have a maximum life of ten years and are subject to time and performance-based vesting schedules which generally range from two to ten years. If certain performance targets are met, the maximum vesting period could be shortened to four years. Options are generally granted with an exercise price equal to or greater than the estimated fair value of the Company's common stock on the grant date and expire ten years thereafter. After termination of employment, unvested options are forfeited immediately, within thirty days or within one year, as provided under the Plan.

        On May 20, 2003, the Board of Directors adopted a resolution to provide for an additional 131,332 shares of common stock that may be issued, bringing the total number of shares available for issuance under the Plan to 5,931,332 shares.

        The following table presents a summary of activity for options of the Plan (amounts not in thousands):

	Year Ended December 31,
	2003		2002
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	5,760,000	$2.75	5,036,000	$2.39
Granted	198,000	5.00	939,000	4.56
Exercised	(90,000)	2.00	—	—
Forfeited	(72,918)	3.43	(215,000)	2.09

Options outstanding, end of year	5,795,082	$2.83	5,760,000	$2.75

Weighted average remaining contractual life (years)	7.44		8.35

Options exercisable, end of year	3,650,691	$2.78	1,556,032	$2.54

Weighted average fair value of options granted	$1.52		$1.40

        The following table presents information about stock options outstanding and exercisable under the Plan as of December 31, 2003 (amounts not in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$2.00 to $3.25	4,511,750	7.21	$2.26	2,991,636	7.26	$2.34
$4.00 to $5.00	1,283,332	8.22	4.84	659,055	7.95	4.77

	5,795,082	7.44	2.83	3,650,691	7.44	2.78

        As of December 31, 2003, 136,250 shares were available for future grants and 3,650,691 shares were vested and exercisable under the Plan.

        SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the Company determined stock-based compensation expense using the fair value method, as presented in Note 2. The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions for the years ended December 31, 2003 and 2002: expected volatility of zero, risk-free interest rate of 3.61% and 4.61%, respectively, dividend yield of zero and an expected life of ten years. The Company's employee stock options have characteristics different than those of traded options and changes in the input assumptions can materially affect the estimate of fair value. In addition, pro forma amounts are presented for disclosure purposes only and may not be representative of pro forma net income which may be obtained in the future. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the related vesting periods.

Note 20—Employee Benefit Plans

        The Company has a 401(k) savings plan for substantially all of its employees with six months or more of continuous service. The 401(k) plan allows participants to defer a portion of eligible compensation on a tax-deferred basis. Under provisions of the 401(k) plan, the Company matches 50% of each employee's contributions up to 6% of gross earnings. The matching amount increases to 75% of such employee's contributions up to 6% of gross earnings after ten years of service. For the years ended December 31, 2003, 2002 and 2001, the matching contribution amounted to $1.0 million, $0.7 million and $0.6 million, respectively.

        The Company also sponsors two deferred compensation plans for certain members of its senior management team. The plans are administered by the Compensation Committee of the Board of Directors. The plans provide for the establishment of grantor trusts for the purpose of accumulating funds to purchase shares of the Company's common stock for the benefit of the plan participants. One plan allows participants to contribute an unlimited amount of earnings to the plan while the other provides for contributions of up to 20% of a participant's annual bonus. The Company does not provide matching contributions to these plans and has the right, under certain circumstances, to repurchase shares held in the grantor trusts. As of December 31, 2003 and 2002, the value of common stock held in the grantor trusts was $2.8 million and $2.7 million, respectively.

Note 21—Income Taxes

        Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$216	$—	$—
State and local	998	383	165

Total current	1,214	383	165

Deferred:
Federal	18,132	9,252	3,426
State and local	1,940	1,938	225
Valuation allowance reduction	(104,137)	(8,135)	(1,649)

Total deferred	(84,065)	3,055	2,002

Total income tax expense (benefit)	$(82,851)	$3,438	$2,167

        The following table presents a reconciliation of income tax expense using the statutory rate of 35% and income tax expense (benefit):

	Year Ended December 31,
	2003	2002	2001
Statutory tax expense	$11,429	$10,071	$3,113
Tax effect of:
Valuation allowance reduction	(104,137)	(8,135)	(1,649)
Non-deductible intangible asset amortization	2,925	—	—
State and local taxes, net of federal tax benefit	1,909	845	641
Gain on sale of assets	678	—	—
Nondeductible expenses and other	4,345	657	62

Total income tax expense (benefit)	$(82,851)	$3,438	$2,167

        The following table presents the components of the net deferred tax asset:

	December 31,
	2003	2002
Deferred tax assets:
Goodwill	$151,705	$172,355
Net operating loss carryforwards	35,762	35,920
Co-op advertising	3,747	3,566
Inventories	2,135	1,547
Deferred compensation	1,082	1,026
Facilities and organizational rationalization	—	511
Other, net	2,574	2,675

Gross deferred tax assets	197,005	217,600

Valuation allowance	—	(104,137)

Total deferred tax assets	197,005	113,463

Deferred tax liabilities:
Equipment and leasehold improvements	(2,216)	(3,013)
Other, net	(10)	—

Total deferred tax liabilities	(2,226)	(3,013)

Net deferred tax asset	$194,779	$110,450

        The temporary difference for goodwill represents the step-up in tax basis due to the Company's recapitalization in 1999 while maintaining historical basis for financial reporting purposes. This benefit is available to be utilized through 2014.

        Based on historical levels of income and the length of time required to utilize its deferred tax assets, the Company originally established a 50% valuation allowance against the tax deductible goodwill deduction that was created in 1999 in connection with the recapitalization of the Company and for certain net operating loss carryforwards that were generated in 1999 through 2003. The valuation allowance was based on management's estimates of future taxable income by jurisdiction in which the deferred tax assets were expected to be recoverable. During the fourth quarter of 2003, the Company determined that it was more likely than not that it would fully utilize its deferred tax assets and that it was no longer necessary to maintain a valuation allowance. Accordingly, the Company recorded a full reversal of the valuation allowance of $104.1 million, which is included in the accompanying consolidated statement of operations for the year ended December 31, 2003.

        The valuation allowance was $104.1 million as of December 31, 2002. For the years ended December 31, 2003, 2002 and 2001, the valuation allowance was reduced by $104.1 million, $8.1 million and $1.6 million, respectively. In addition, as of December 31, 2003, the Company had a net operating loss carryforwards of $94.1 million. If not utilized, the net operating loss carryforwards will begin to expire in 2019.

        The following table presents the current and non-current components of the net deferred tax asset:

	December 31,
	2003	2002
Current (prepaid expenses and other current assets)	$8,217	$5,309
Non-current	186,562	105,141

	$194,779	$110,450

Note 22—Unaudited Quarterly Financial Information

        The table below presents selected historical quarterly financial information for the Company. This information is derived from unaudited quarterly financial statements of the Company and includes, in the opinion of management, only normal and recurring adjustments that the Company considers necessary for a fair presentation of the results for such periods.

Restatement

        The Company had initially reflected the guidance outlined in EITF 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination" (see Note 3) as of the date the Company finalized the allocation of the purchase price, in the first quarter of 2003, and began amortizing the customer relationship intangible asset over its remaining useful life. In March 2004, the Company determined that the effect of the application of EITF 02-17 should have been applied from the date of acquisition and, as such should have resulted in a $2.4 million noncash charge for the additional amortization related to the final valuation of the $24.6 million customer relationship intangible asset. Accordingly, the Company has restated the March 31, 2003 quarterly financial information to include the noncash adjustment, which has increased first quarter 2003 selling, general and administrative expenses by $2.4 million and decreased income before income tax expense and net income by $2.4 million, as the intangible assets are not deductible for tax purposes.

	Year Ended December 31, 2003
	As Restated First(1)	Second	Third	Fourth
Net sales	$178,812	$206,003	$104,019	$47,312
Gross profit	70,057	82,206	39,269	16,376
Operating income (loss)	28,658	44,301	7,074	(11,167)
Net income (loss)	11,053	21,361	(833)	83,923

(1)
Operating income and net income as originally reported of $31,058 and $13,453, respectively, were higher than the respective restated first quarter amounts of $28,658 and $11,053 due to the additional amortization expense described above.

	Year Ended December 31, 2002
	First	Second	Third	Fourth
Net sales	$136,391	$195,136	$100,677	$47,786
Gross profit	49,228	72,825	35,468	16,825
Operating income (loss)	21,989	40,488	7,901	(9,194)
Net income (loss)	10,162	26,420	417	(11,663)

        Due to the seasonal nature of the Company's business, net sales in the first and second quarters typically exceed net sales in the third and fourth quarters.

Note 23—Related Party Transactions

Professional Services Agreement

        The Company has a professional services agreement with THL Equity Advisors IV, L.L.C. and Thomas H. Lee Capital, L.L.C., both affiliates of the Thomas H. Lee Partners, L.P., which indirectly owns UIC Holdings, L.L.C., the majority owner of the Company. The professional services agreement has a term of three years, beginning January 20, 1999, and automatically extends for successive one-year periods thereafter, unless either party gives thirty days notice prior to the end of the term. Under the terms of the agreement, THL Equity Advisors IV, L.L.C. receives $62.5 thousand per month for management and other consulting services provided to the Company and reimbursement of any related out-of-pocket expenses. During each of the years in the three-year period ended December 31, 2003, the Company paid $0.75 million under this agreement, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Recapitalization Agreement

        The recapitalization agreement with UIC Holdings, L.L.C., which the Company entered into in connection with its recapitalization in 1999, contains customary provisions, including representations and warranties with respect to the condition and operations of the business, covenants with respect to the conduct of the business prior to the recapitalization closing date and various closing conditions, including the continued accuracy of the representations and warranties. In general, these representations and warranties expired by April 15, 2000. However, representations and warranties with respect to tax matters will survive until thirty days after the expiration of the applicable statute of limitations; representations with respect to environmental matters expired December 31, 2003. Representations and warranties with respect to ownership of stock do not expire. The total consideration paid to redeem the Company's common stock is subject to adjustments based on the excess taxes of previous stockholders arising from the Company's Section 338(h)(10) election under the IRS tax code.

        Pursuant to the recapitalization agreement, and in consideration of payments received thereunder, certain former executives agreed that for a period ending on the fourth anniversary of the recapitalization closing date not to own, control, participate or engage in any line of business in which the Company is actively engaged or any line of business competitive with it anywhere in the United States and any other country in which it conducts business at the date of recapitalization closing. In addition, each of these former executives has agreed that for a period ending on the fourth anniversary of the recapitalization closing date not to contact, approach or solicit for the purpose of offering employment to or hiring any person employed by the Company during the four-year period.

        Pursuant to the recapitalization, the Company redeemed a portion of its common stock held by certain stockholders and UIC Holdings, L.L.C. which were purchased by certain members of senior management. In the recapitalization, certain executives collectively received an aggregate of $4.0 million in cash. In addition, $2.7 million was used to purchase 540,000 shares of common stock through grantor trusts for the benefit of said executives, which is reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets.

Loans to Chief Executive Officer

        On September 28, 2001, the Company entered into a loan agreement with Robert L. Caulk, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, for $400,000 which matures on September 28, 2006 (the 2001 Loan). On March 8, 2002, the Company entered into a loan agreement with Mr. Caulk for $51,685 which matures on March 8, 2007 (the 2002 Loan). The purpose of both loans was to allow Mr. Caulk to purchase shares of the Company's common and preferred stock. Each loan bears interest at LIBOR on its effective date which is subsequently adjusted on each loan's respective anniversary date. The interest rate in effect for the 2002 Loan was 1.18% and 1.96% as of December 31, 2003 and 2002, respectively. The interest rate in effect for the 2001 Loan was 1.08% and 1.81% as of December 31, 2003 and 2002, respectively. Interest on both loans is payable annually, based on outstanding accrued amounts on December 31 of each year. Principal payments on both loans are based on 25% of the gross amount of each annual bonus awarded to Mr. Caulk and are immediately payable, except that principal payments on the 2002 Loan are immediately payable only if all amounts due under the 2001 Loan are fully paid. Any unpaid principal and interest on both loans is due upon maturity. The outstanding principal balance for the 2001 Loan was $274,000 and $352,000 as of December 31, 2003 and 2002, respectively. The outstanding principal balance of the 2002 Loan was $51,685 as of December 31, 2003 and 2002. The loans are reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets.

Leases With Stockholders and Former Executive and Member of the Board of Directors

        As described in more detail in Note 13, the Company leases several of its operating facilities from Rex Realty, Inc., a company that is owned by stockholders who own, in the aggregate, approximately 5% of the Company's common stock and is operated by a former executive and past member of the Board of Directors.

Equity Transactions With UIC Holdings, L.L.C.

        As described in more detail in Note 15, during the years ended December 31, 2002 and 2001, the Company issued common and preferred stock and stock purchase warrants to UIC Holdings, L.L.C. In connection with the Schultz merger in May 2002, the Company issued 1,690,000 shares each of Class A voting and Class B nonvoting common stock to UIC Holdings, L.L.C. for $16.9 million. In connection with the U.S. Fertilizer transaction in December 2001, the Company issued 22,600 shares of $0.01 par value Class A nonvoting preferred stock to UIC Holdings, L.L.C. for $1,000 per share, the fair value as determined by the Board of Directors using a multiple of cash flows method, for net cash proceeds of $22.0 million and a 10-year warrant to purchase up to 3,150,000 shares each of the Company's Class A voting and Class B nonvoting common stock for $3.25 per share, the fair value of the Company's common stock at the time the warrants were issued as determined by the Board of Directors using a multiple of cash flows method. In November 2000, the Company issued 15,000 shares of $0.01 par value Class A nonvoting preferred stock to UIC Holdings, L.L.C. for $1,000 per share, the fair value as determined by the Board of Directors using a multiple of cash flows method, for net cash proceeds of $15.0 million and a 10-year warrant to purchase up to 1,600,000 shares each of the Company's Class A voting and Class B nonvoting common stock for $2.00 per share, the fair value of the Company's common stock at the time the warrants were issued as determined by the Board of Directors using a multiple of cash flows method.

Note 24—Financial Information for Subsidiary Guarantors

        The Company's Senior Subordinated Notes are unconditionally and jointly and severally guaranteed by all of the Company's existing subsidiaries. The Company's subsidiaries are 100% owned by the Company. The consolidating financial information below is presented as of and for the years ended December 31, 2003 and 2002 and has been prepared in accordance with the requirements for presentation of such information. No consolidating financial information has been presented for 2001 as all of the Company's existing subsidiaries were formed in 2002. The Company believes that separate financial statements concerning each guarantor subsidiary would not be material to investors and that the information presented herein provides sufficient detail to determine the nature of the aggregate financial position, results of operations and cash flows of the guarantor subsidiaries.

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

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
BALANCE SHEET
AS OF DECEMBER 31, 2003

	Parent	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,132	$281	$—	$11,413
Accounts receivable, net	25,548	4,342	—	29,890
Inventories	56,677	40,118	—	96,795
Prepaid expenses and other current assets	14,989	152	—	15,141

Total current assets	108,346	44,893	—	153,239

Equipment and leasehold improvements, net	32,641	4,512	—	37,153
Investment in subsidiaries	18,950	—	(18,950)	—
Intercompany assets	82,982	10,768	(93,750)	—
Deferred tax asset	186,542	20	—	186,562
Goodwill	—	6,221	—	6,221
Intangible assets, net	46,554	40,318	—	86,872
Other assets, net	5,059	4,838	—	9,897

Total assets	$481,074	$111,570	$(112,700)	$479,944

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and capital lease obligation	$1,349	$—	$—	$1,349
Accounts payable	23,024	6,750	—	29,774
Accrued expenses	36,686	2,888	—	39,574

Total current liabilities	61,059	9,638	—	70,697

Long-term debt, net of current maturities	387,657	—	—	387,657
Capital lease obligation, net of current maturities	3,191	—	—	3,191
Other liabilities	3,256	—	—	3,256
Intercompany liabilities	10,768	82,982	(93,750)	—

Total liabilities	465,931	92,620	(93,750)	464,801

Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock	—	—	—	—
Common stock	665	—	—	665
Treasury stock	(96)	—	—	(96)
Warrants and options	11,745	—	—	11,745
Investment from parent	—	27,925	(27,925)	—
Additional paid-in capital	210,908	—	—	210,908
Accumulated deficit	(179,738)	(8,975)	8,975	(179,738)
Common stock subscription receivable	(22,534)	—	—	(22,534)
Common stock repurchase option	(2,636)	—	—	(2,636)
Common stock held in grantor trusts	(2,847)	—	—	(2,847)
Loans to executive officer	(324)	—	—	(324)

Total stockholders' equity (deficit)	15,143	18,950	(18,950)	15,143

Total liabilities and stockholders' equity (deficit)	$481,074	$111,570	$(112,700)	$479,944

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
BALANCE SHEET
AS OF DECEMBER 31, 2002

	Parent	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,191	$127	$—	$10,318
Accounts receivable, net	18,492	4,829	—	23,321
Inventories	47,678	40,084	—	87,762
Prepaid expenses and other current assets	9,544	1,806	—	11,350

Total current assets	85,905	46,846	—	132,751

Equipment and leasehold improvements, net	26,510	7,708	—	34,218
Investment in subsidiaries	22,777	—	(22,777)	—
Intercompany assets	63,643	—	(63,643)	—
Deferred tax asset	104,357	784	—	105,141
Goodwill	—	28,612	—	28,612
Intangible assets, net	47,678	24,578	—	72,256
Other assets, net	11,830	1,195	—	13,025

Total assets	$362,700	$109,723	$(86,420)	$386,003

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and capital lease obligation	$9,665	$—	$—	$9,665
Accounts payable	11,330	15,733	—	27,063
Accrued expenses	39,345	5,876	—	45,221

Total current liabilities	60,340	21,609	—	81,949

Long-term debt, net of current maturities	391,493	—	—	391,493
Capital lease obligation, net of current maturities	3,778	—	—	3,778
Other liabilities	3,325	1,694	—	5,019
Intercompany liabilities	—	63,643	(63,643)	—

Total liabilities	458,936	86,946	(63,643)	482,239

Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock	—	—	—	—
Common stock	664	—	—	664
Warrants and options	11,745	—	—	11,745
Investment from parent	—	24,317	(24,317)	—
Additional paid-in capital	210,480	—	—	210,480
Accumulated deficit	(287,592)	(1,540)	1,540	(287,592)
Common stock subscription receivable	(25,761)	—	—	(25,761)
Common stock repurchase option	(2,636)	—	—	(2,636)
Common stock held in grantor trust	(2,700)	—	—	(2,700)
Loans to executive officer	(404)	—	—	(404)
Accumulated other comprehensive income	(32)	—	—	(32)

Total stockholders' equity (deficit)	(96,236)	22,777	(22,777)	(96,236)

Total liabilities and stockholders' equity (deficit)	$362,700	$109,723	$(86,420)	$386,003

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2003

	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$442,147	$193,275	$(99,276)	$536,146
Operating costs and expenses:
Cost of goods sold	256,675	169,275	(97,712)	328,238
Selling, general and administrative expenses	104,758	35,848	(1,564)	139,042
Equity (income) loss in subsidiaries	7,436	—	(7,436)	—

Total operating costs and expenses	368,869	205,123	(106,712)	467,280

Operating income (loss)	73,278	(11,848)	7,436	68,866
Interest expense	37,667	570	—	38,237
Interest income	2,024	—	—	2,024

Income (loss) before income tax expense (benefit)	37,635	(12,418)	7,436	32,653
Income tax benefit	(77,869)	(4,982)	—	(82,851)

Net income (loss)	$115,504	$(7,436)	$7,436	$115,504

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2002

	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Net sales	$435,001	$54,716	$(9,727)	$479,990
Operating costs and expenses:
Cost of goods sold	265,928	46,514	(6,798)	305,644
Selling, general and administrative expenses	105,964	10,127	(2,929)	113,162
Equity (income) loss in subsidiaries	1,540	—	(1,540)	—

Total operating costs and expenses	373,432	56,641	(11,267)	418,806

Operating income (loss)	61,569	(1,925)	1,540	61,184
Interest expense	33,804	7	—	33,811
Interest income	1,401	—	—	1,401

Income (loss) before income tax expense (benefit)	29,166	(1,932)	1,540	28,774
Income tax expense (benefit)	3,830	(392)	—	3,438

Net income (loss)	$25,336	$(1,540)	$1,540	$25,336

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003

	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$115,504	$(7,436)	$7,436	$115,504
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation and amortization	5,676	10,969	—	16,645
Amortization and write-off of deferred financing fees	5,358	—	—	5,358
Deferred income tax expense (benefit)	(84,829)	764	—	(84,065)
Equity (income) loss in subsidiaries	7,436	—	(7,436)	—
Changes in operating assets and liabilities, net of effects from disposition:
Accounts receivable	89,367	487	(99,276)	(9,421)
Inventories	(108,632)	(34)	97,712	(10,954)
Prepaid expenses	(2,813)	1,654	—	(1,159)
Other assets	(3,517)	3,010	—	(507)
Accounts payable	12,074	(8,983)	—	3,091
Accrued expenses	(9,865)	(2,996)	—	(12,861)
Facilities and organizational rationalization costs	(1,942)	—	—	(1,942)
Other operating activities, net	(6,252)	2,264	1,564	(2,424)

Net cash flows from (used in) operating activities	17,566	(301)	—	17,265

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(11,674)	—	—	(11,674)
Proceeds from sale of WPC non-core product lines	4,204	—	—	4,204

Net cash flows used in investing activities	(7,470)	—	—	(7,470)

Cash flows from financing activities:
Proceeds from issuance of senior subordinated notes	86,275	—	—	86,275
Proceeds from borrowings on revolver	40,000	—	—	40,000
Proceeds from issuance of common stock	282	—	—	282
Payments received for common stock subscription receivable	5,000	—	—	5,000
Payments received on loans to executive officer	80	—	—	80
Repayment of borrowings on term debt	(98,236)	—	—	(98,236)
Repayment of borrowings on revolver	(40,000)	—	—	(40,000)
Payments for capital lease obligation	(587)	—	—	(587)
Payments for debt issuance costs	(2,924)	—	—	(2,924)
Payments for treasury stock	(96)	—	—	(96)
Change in cash overdraft	1,506	—	—	1,506
Other financing and intercompany activities	(455)	455	—	—

Net cash flows from (used in) financing activities	(9,155)	455	—	(8,700)

Net increase in cash and cash equivalents	941	154	—	1,095
Cash and cash equivalents, beginning of year	10,191	127	—	10,318

Cash and cash equivalents, end of year	$11,132	$281	$—	$11,413

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2002

	Parent	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$25,336	$(1,540)	$1,540	$25,336
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	7,991	2,249	—	10,240
Amortization of deferred financing fees	3,280	—	—	3,280
Deferred income tax expense	3,438	—	—	3,438
Equity (income) loss in subsidiaries	1,540	—	(1,540)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	12,726	23,580	(9,727)	26,579
Inventories	(5,383)	(21,309)	6,798	(19,894)
Prepaid expenses	(3,054)	(229)	—	(3,283)
Other assets	5,995	—	—	5,995
Accounts payable	(9,331)	(4,554)	—	(13,885)
Accrued expenses	5,175	2,548	—	7,723
Facilities and organizational rationalization costs	(3,216)	—	—	(3,216)
Dursban related costs	(82)	—	—	(82)
Other operating activities, net	(6,945)	—	2,929	(4,016)

Net cash flows from operating activities	37,470	745	—	38,215

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(965)	(5,485)	—	(6,450)
Purchase of facilities and equipment from U.S. Fertilizer	(4,000)	—	—	(4,000)
Payments for Schultz merger, net of cash acquired	(38,300)	—	—	(38,300)
Payments for WPC Brands acquisition, net of cash acquired	(19,500)	—	—	(19,500)

Net cash flows used in investing activities	(62,765)	(5,485)	—	(68,250)

Cash flows from financing activities:
Proceeds from additional term debt	90,000	—	—	90,000
Proceeds from issuance of common stock	17,500	—	—	17,500
Payments received for common stock subscription receivable	2,500	—	—	2,500
Payments received on loans to executive officer	48	—	—	48
Repayment of borrowings on term debt	(14,858)	—	—	(14,858)
Repayment of debt assumed in Schultz merger	—	(20,662)	—	(20,662)
Repayment of borrowings on revolver	(23,450)	—	—	(23,450)
Payments for capital lease obligation	(405)	—	—	(405)
Payments for debt issuance costs	(4,700)	—	—	(4,700)
Change in cash overdraft	(5,620)	—	—	(5,620)
Other financing and intercompany activities	(25,529)	25,529	—	—

Net cash flows from financing activities	35,486	4,867	—	40,353

Net increase in cash and cash equivalents	10,191	127	—	10,318
Cash and cash equivalents, beginning of year	—	—	—	—

Cash and cash equivalents, end of year	$10,191	$127	$—	$10,318

Note 25—Recently Issued Accounting Standards

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities—an interpretation of ARB No. 51," which requires variable interest entities to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB revised FIN 46 to provide companies with clarification of key terms, additional exemptions for application and an extended initial application period. FIN 46 is currently effective for all variable interest entities created or modified after January 31, 2003 and special purpose entities created on or before January 31, 2003. The FASB's December 2003 revision to FIN 46 makes the Interpretation effective for all other variable interests beginning March 31, 2004. The Company has no special purpose, or variable interest, entities. Therefore, the adoption of FIN 46, as revised, is not expected to have a material impact on the Company's consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after December 31, 2003 and for hedging relationships designated after December 31, 2003. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity and requires the classification of such financial instruments as liabilities (or assets in certain circumstances). Many of those instruments were previously permitted to be classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

Note 26—Subsequent Events

Aircraft Lease

        In February 2004, the Company executed a capital lease agreement for the use of a corporate aircraft for $4.6 million. The Company is actively seeking to identify a buyer for its existing corporate aircraft held under capital lease.

Bayer Transactions

        Following the termination of the In-Store Service Agreement, in December 2003, the Company gave notice to Bayer regarding its exercise of the option to repurchase all outstanding common stock previously issued to Bayer. Bayer disputed the Company's interpretation of the Exchange Agreement and its calculation of the repurchase price. As a result, the Company and Bayer entered negotiations to determine an agreed upon repurchase price based on equations included in the Exchange Agreement and other factors. The Company commenced an arbitration proceeding against Bayer to resolve the dispute on January 30, 2004. However, the Company and Bayer reached a negotiated settlement of the dispute on February 23, 2004, pursuant to which Bayer agreed to deliver all of its shares of the Company's common stock to the Company in exchange for a cash payment of $1.5 million, cancellation of $22.5 million in remaining payments required to be made in connection with the common stock subscription receivable and forgiveness of interest related to such payments of $0.3 million.

        The Company recorded treasury stock of $24.4 million, based on the consideration given to Bayer, reduced the common stock subscription receivable by $22.5 million, the remaining balance on the date of repurchase, and reversed the common stock repurchase option of $2.6 million as a result of its exercise and recorded a corresponding amount to additional paid-in capital. As a result of this transaction, both parties agreed that the Exchange Agreement and In-Store Service Agreement are fully terminated, with the exception of certain provisions contained therein that expressly survive termination, and that the Supply Agreement shall remain in full force and effect according to its terms. Under the terms of the Supply Agreement, any remaining balance at January 30, 2009 is unconditionally and immediately payable to the Company by Bayer regardless of whether the Company purchases ingredients under the Supply Agreement or not. As of December 31, 2003, the remaining balance of the Supply Agreement was $5.3 million.

Customer Agreement

        In February 2004, the Company and its largest customer executed a licensing, manufacturing and supply agreement (the Agreement), which is subject to approval by the Company's lenders and Board of Directors. Under the Agreement, the Company will license certain of its trademarks and be the exclusive manufacturer and supplier for certain products branded with such trademarks from January 1, 2004, the effective date of the Agreement, through December 31, 2008 or such later date as is specified in the Agreement. Provided the customer achieves certain required minimum purchase volumes and other conditions during such period, and the manufacturing and supply portion of the Agreement is extended for an additional three-year period as specified in the Agreement, the Company will assign the trademarks to the customer not earlier than May 1, 2009, but otherwise within thirty days after the date upon which such required minimum purchase volumes are achieved. The carrying value of such trademarks as of December 31, 2003 was estimated at $16.0 million. If the customer fails to achieve the required minimum purchase volumes or meet other certain conditions, assignment may occur at a later date, if certain conditions are met. In addition, as a result of executing the Agreement, the Company has modified the trademarks' initial amortization period of 40 years and will record amortization in a manner consistent with projected sales activity over five years, commensurate with the term of the Agreement.

Definitive Agreement for Nu-Gro Acquisition

        In March 2004, the Company and a newly-created wholly-owned subsidiary of the Company entered into a definitive agreement to acquire all of the outstanding common shares of Nu-Gro, a lawn and garden products company incorporated under the laws of Ontario, Canada, for an aggregate purchase price of $143.8 million in cash. Shares of Nu-Gro's common stock are publicly traded on the Toronto Stock Exchange. Consummation of the transaction is subject to customary conditions to closing, including regulatory, court and Nu-Gro shareholder approval. The Company expects to close the transaction during the second quarter of 2004. In connection with the definitive agreement, the Company also entered into an agreement with Oakwest Corporation Limited and certain related Nu-Gro shareholders who together hold approximately 26% of Nu-Gro's shares, pursuant to which such stockholders have agreed to vote in favor of the transaction. The transaction will be accounted for by the Company as an acquisition, and accordingly, the results of operations of Nu-Gro will be included in the Company's results of operations from the date of acquisition.

Refinancing

        In connection with the execution of the Nu-Gro definitive agreement and to finance the repurchase of the Company's outstanding Series B Notes, the repurchase of its outstanding Class A nonvoting preferred stock and the repayment of accrued dividends thereon, the Company has obtained a commitment letter from Bank of America, N.A., Banc of America Securities LLC, Citigroup Global Markets, Inc. and Citicorp North America, Inc. for the refinancing of its existing Senior Credit Facility. The commitment letter provides for a $510.0 million amended and restated senior secured credit facility consisting of a new seven-year $385.0 million term loan facility and a new six-year $125.0 million revolving credit facility. Principal and interest payments on the new senior credit facility will be payable in consecutive quarterly installments and will bear interest at rates more favorable than the existing Senior Credit Facility, subject to adjustment depending on certain financial ratios. Consummation of the refinancing is subject to negotiation of mutually agreeable definitive agreements, completion of the Nu-Gro acquisition and other customary closing conditions and is expected to occur by the second quarter of 2004. In addition, Bank of America, N.A. has agreed to loan the Company up to $105.0 million in connection with the acquisition of all of the outstanding shares of Nu-Gro, which loan will be due and payable one business day after funding of the loan. This loan is being used to achieve favorable tax results and is expected to be repaid immediately.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
United Industries Corporation and Subsidiaries:

Our audits of the consolidated financial statements referred to in our report dated February 10, 2004, except for Note 26 which is as of March 2, 2004, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri
February 10, 2004

UNITED INDUSTRIES CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2003:
Accounts receivable reserves	$3,171	$1,743	$(2,161)	$2,753
Allowance for obsolete and slow-moving inventory	5,841	1,885	(2,108)	5,618
Valuation allowance for deferred tax assets	104,137	—	(104,137)	—
Accrued advertising and promotion expense	16,401	52,676	(59,165)	9,912
Year ended December 31, 2002:
Accounts receivable reserves	$1,147	$2,055	$(31)	$3,171
Allowance for obsolete and slow-moving inventory	2,700	5,424	(2,283)	5,841
Valuation allowance for deferred tax assets	112,272	—	(8,135)	104,137
Accrued advertising and promotion expense	12,125	41,296	(37,020)	16,401
Year ended December 31, 2001:
Accounts receivable reserves	$777	$568	$(198)	$1,147
Allowance for obsolete and slow-moving inventory	999	2,700	(999)	2,700
Valuation allowance for deferred tax assets	113,921	—	(1,649)	112,272
Accrued advertising and promotion expense	5,520	24,432	(17,827)	12,125

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
  ITEM 9A. CONTROLS AND PROCEDURES.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
EXHIBIT INDEX
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT AUDITORS
UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share data)
UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Dollars in thousands)
UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (Dollars in thousands)
UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except where indicated)
UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES BALANCE SHEET AS OF DECEMBER 31, 2003
UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES BALANCE SHEET AS OF DECEMBER 31, 2002
UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003
UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002
UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2003
UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2002
REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE
UNITED INDUSTRIES CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Dollars in thousands)