Form 10-Q
period 2004-03-31
UNITED INDUSTRIES CORP
filed 2004-05-14
CIK 1083200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 14, 2004, the registrant had 30,121,162 Class A voting and 30,121,162 Class B nonvoting shares of common stock outstanding.

UNITED INDUSTRIES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2004

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements. These statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements other than statements of historical facts included in this Quarterly Report, including statements regarding our strategy, future operations or financial position, estimated revenues, projected costs, projections, plans and objectives of management, are forward-looking statements. As may be used in this Quarterly Report, the words “will,” “should,” “believe,” “plan,” “may,” “strategies,” “goals,” “anticipate,” “indicate,” “intend,” “determine,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements apply only as of the date they are disclosed and are based on our expectations at that time. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our plans, intentions and expectations reflected in or suggested by any forward-looking statements we make in this Quarterly Report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved.

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

•                                          our ability to achieve the benefits we expect from acquisitions, including the Nu-Gro Corporation transaction;

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

TRADEMARKS

Spectracide®, Spectracide Triazicide®, Spectracide Terminate®, Spectracide Pro®, Hot Shot®, Garden Safe®, Schultz™, Rid-a-Bug®, Bag-a-Bug®, Real-Kill®, No-Pest®, Repel®, Vigoro®, Sta-Green®, Bandini®, CIL®, Wilson®, Pickseed®, So-Green®, Plant-Prod®, Greenleaf®, Green Earth®, IB Nitrogen®, Nitroform®,Nutralene®, Organiform® and SCU® are our trademarks and trade names. We also license certain Cutter® trademarks from Bayer A.G. and certain Peters® and Peters Professional® trademarks from The Scotts Company. Other trademarks and trade names used in this Quarterly Report are the property of their respective owners.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	March 31,		December 31,
	2004	2003	2003
	(As Restated)
ASSETS

Current assets:
Cash and cash equivalents	$—	$—	$11,413
Accounts receivable, less reserves of $4,371 and $4,950 at March 31, 2004 and 2003, respectively, and $2,753 at December 31, 2003	146,730	139,537	29,890
Inventories	115,318	98,119	96,795
Prepaid expenses and other current assets	17,997	10,524	15,141
Total current assets	280,045	248,180	153,239

Equipment and leasehold improvements, net	41,510	33,649	37,153
Deferred tax asset	178,970	96,739	186,562
Goodwill	6,221	8,868	6,221
Intangible assets, net	86,037	87,670	86,872
Other assets, net	8,997	15,163	9,897
Total assets	$601,780	$490,269	$479,944

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current maturities of long-term debt and capital lease obligations	$3,796	$1,590	$1,349
Accounts payable	60,685	59,016	29,774
Accrued expenses	58,729	66,313	39,574
Short-term borrowings	61,525	10,100	—
Total current liabilities	184,735	137,019	70,697

Long-term debt, net of current maturities	387,219	431,328	387,657
Capital lease obligations, net of current maturities	3,231	3,577	3,191
Other liabilities	3,222	4,048	3,256
Total liabilities	578,407	575,972	464,801

Commitments and contingencies (see Notes 10 and 11)

Stockholders’ equity (deficit):
Preferred stock (37,600 shares of $0.01 par value Class A issued and outstanding, 40,000 shares authorized)	—	—	—
Common stock (33.2 million shares each of $0.01 par value Class A and Class B issued, 30.1 million shares of each outstanding and 43.6 million shares of each authorized at March 31, 2004; 33.2 million shares each of $0.01 par value Class A and Class B issued and outstanding, 43.6 million shares of each authorized at March 31, 2003 and December 31, 2003	665	664	665
Treasury stock (3.1 million shares each of $0.01 par value Class A and Class B, at cost at March 31, 2004; no shares at March 31, 2003; 9,569 shares each of $0.01 par value
Class A and Class B, at cost at December 31, 2003)	(24,469)	—	(96)
Warrants and options	11,745	11,745	11,745
Additional paid-in capital	208,272	210,480	210,908
Accumulated deficit	(169,547)	(278,346)	(179,738)
Common stock subscription receivable	—	(24,976)	(22,534)
Common stock repurchase option	—	(2,636)	(2,636)
Common stock held in grantor trusts	(2,847)	(2,700)	(2,847)
Loans to executive officer	(267)	(324)	(324)
Accumulated other comprehensive income (loss)	(179)	390	—
Total stockholders’ equity (deficit)	23,373	(85,703)	15,143
Total liabilities and stockholders’ equity (deficit)	$601,780	$490,269	$479,944

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
		(As Restated)
CONSOLIDATED STATEMENTS OF OPERATIONS:

Net sales	$182,703	$178,812
Operating costs and expenses:
Cost of goods sold	113,408	108,755
Selling, general and administrative expenses	39,981	41,399
Total operating costs and expenses	153,389	150,154
Operating income	29,314	28,658
Interest expense	9,620	9,702
Interest income	285	499
Income before income tax expense	19,979	19,455
Income tax expense	7,592	8,402
Net income	12,387	11,053
Preferred stock dividends	2,196	1,807
Net income available to common stockholders	$10,191	$9,246

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:

Net income	$12,387	$11,053
Other comprehensive income:
Gain (loss) on derivative hedging instruments, net of tax of $109 and $259 for the three months ended March 31, 2004 and 2003, respectively	(179)	422
Comprehensive income	$12,208	$11,475

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
		(As Restated)
Cash flows from operating activities:
Net income	$12,387	$11,053
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,239	4,662
Amortization and write-off of deferred financing fees	628	2,309
Deferred income tax expense	7,592	8,402
Changes in operating assets and liabilities:
Accounts receivable	(116,927)	(116,681)
Inventories	(18,523)	(10,357)
Prepaid expenses	(3,082)	1,248
Other assets	(2,675)	(1,524)
Accounts payable	30,911	31,953
Accrued expenses	2,703	13,448
Facilities and organizational rationalization costs	—	(596)
Other operating activities, net	(35)	664
Net cash flows used in operating activities	(80,782)	(55,419)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,534)	(1,267)
Net cash flows used in investing activities	(3,534)	(1,267)

Cash flows from financing activities:
Proceeds from issuance of senior subordinated notes	—	86,275
Proceeds from borrowings on revolver	61,525	40,000
Payments received for common stock subscription receivable	—	1,250
Payments received on loans to executive officer	57	80
Repayment of borrowings on term debt	(421)	(54,769)
Repayment of borrowings on revolver	—	(29,900)
Payments for capital lease obligations	(1,016)	(78)
Payments for debt issuance costs	—	(2,923)
Payment for Bayer transactions for treasury stock	(1,500)	—
Change in cash overdraft	14,258	6,433
Net cash flows from financing activities	72,903	46,368
Net increase in cash and cash equivalents	(11,413)	(10,318)
Cash and cash equivalents, beginning of period	11,413	10,318
Cash and cash equivalents, end of period	$—	$—

Noncash financing activities:
Bayer transactions for treasury stock (see Note 12)	$22,873	$—
Execution of capital lease for transportation equipment	$3,525	$—
Preferred stock dividends accrued	$2,196	$1,807

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except where indicated)

(Unaudited)

Note 1—Description of Business and Basis of Presentation

Under a variety of brand names, and operating as Spectrum Brands, United Industries Corporation (the Company) manufactures and markets one of the broadest lines of products in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents, fertilizers, growing media and soils. The Company’s value brands are targeted toward consumers who want products and packaging that are comparable or superior to, and at lower prices than, premium-priced brands, while its opening price point brands are designed for cost-conscious consumers who want quality products. The Company’s products are marketed to mass merchandisers, home improvement centers, hardware, grocery and drug chains, nurseries and garden centers.

As described in more detail in Note 14, the Company’s operations are divided into three business segments: Lawn and Garden, Household and Contract. The Company’s lawn and garden brands include, among others, Spectracide®, Garden Safe®, Real-Kill® and No-Pest® in the controls category, as well as Sta-Green®, Vigoro®, Schultz™ and Bandini® brands in the lawn and garden fertilizer and growing media categories. The Company’s household brands include, among others, Hot Shot®, Cutter® and Repel®. The Contract segment represents a variety of compounds and chemicals, such as cleaning solutions and other consumer products.

The accompanying consolidated financial statements include the accounts and balances of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company’s Annual Report on Form 10-K have been condensed or omitted for this report. As such, this report should be read in conjunction with the consolidated financial statements and accompanying notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain amounts in the 2003 consolidated financial statements included herein have been reclassified to conform to the 2004 presentation.

The accompanying consolidated financial statements are unaudited. In the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates and assumptions.

Note 2—Definitive Agreement to Acquire The Nu-Gro Corporation

In March 2004, the Company and its newly-created wholly-owned subsidiary entered into a definitive agreement to acquire all of the outstanding common shares of The Nu-Gro Corporation (Nu-Gro), a lawn and garden products company incorporated under the laws of Ontario, Canada and publicly-traded on the Toronto Stock Exchange.  Nu-Gro’s shareholders approved the transaction on April 27, 2004 and the Company completed the acquisition on April 30, 2004 for cash consideration of $141.4 million.  The transaction was financed with proceeds from the Company’s new senior credit facility (see Note 9).  The transaction will be accounted for as an acquisition, and accordingly, the results of operations of Nu-Gro will be included in the Company’s results of operations from the date of acquisition.  The Company is currently in the process of obtaining an independent third-party valuation of assets acquired and liabilities assumed for purchase price allocation purposes and expects the valuation to be completed by the third quarter of 2004.  Because the acquisition occurred after March 31, 2004, Nu-Gro’s results of operations are not included in the accompanying consolidated statement of operations for the three months ended March 31, 2004 and the acquired assets and liabilities assumed are not included in the accompanying consolidated balance sheet as of March 31, 2004.

Note 3—Stock-Based Compensation

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

SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the Company determined stock-based compensation expense using the fair value method.  The following table presents net income, as reported, stock-based compensation expense that would have been recorded using the fair value method and pro forma net income that would have been reported had the fair value method been applied:

	Three Months Ended March 31,
	2004	2003

Net income, as reported	$12,387	$11,053
Stock-based compensation expense using the fair value method, net of tax	(178)	(685)
Pro forma net income	$12,209	$10,368

Note 4—Inventories

Inventories consist of the following:

	March 31,		December 31,
	2004	2003	2003

Raw materials	$37,195	$31,307	$34,619
Finished goods	83,030	72,252	67,794
Allowance for obsolete and slow-moving inventory	(4,907)	(5,440)	(5,618)
Total inventories	$115,318	$98,119	$96,795

Note 5—Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	March 31,		December 31,
	2004	2003	2003

Machinery and equipment	$39,532	$38,670	$39,024
Office furniture, equipment and capitalized software	31,881	24,891	30,183
Transportation equipment	10,128	6,283	6,418
Leasehold improvements	3,248	3,907	3,157
Land and buildings.	915	72	114
	85,704	73,823	78,896
Accumulated depreciation and amortization	(44,194)	(40,174)	(41,743)
Total equipment and leasehold improvements, net	$41,510	$33,649	$37,153

For the three months ended March 31, 2004 and 2003 and the year ended December 31, 2003, depreciation expense was $2.5 million, $1.8 million and $7.4 million, respectively. In February 2004, the Company executed a capital lease agreement for the use of transportation equipment for $3.5 million.  As of March 31, 2004 and 2003 and December 31, 2003, the cost of transportation equipment held under capital lease was $8.8 million, $5.3 million and $5.3 million, respectively, and related accumulated amortization was $4.7 million, $3.5 million and $4.4 million, respectively.

On April 15, 2004, the Company closed an agreement that was executed in March 2004 to sell the aircraft it replaced in February 2004.  The carrying value of the aircraft sold was $1.2 million and proceeds from the sale were $2.8 million.  Accordingly, after related expenses of $0.1 million, the Company recorded a $1.5 million gain on sale which will be included in operating income in the Company’s consolidated statement of operations for the second quarter ending June 30, 2004.

Note 6—Goodwill and Intangible Assets

Intangible assets consist of the following:

		March 31, 2004			March 31, 2003			December 31, 2003
	Amortization Period in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Intangible assets:
Trade names	5-40	$61,548	$(4,583)	$56,965	$65,968	$(3,470)	$62,498	$61,548	$(2,958)	$58,590
Customer relationships	5-10	31,196	(10,024)	21,172	22,651	(2,878)	19,773	31,196	(8,566)	22,630
Supply agreements	3-10	8,601	(950)	7,651	5,694	(846)	4,848	5,694	(380)	5,314
Other intangible assets	25	604	(355)	249	551	—	551	604	(266)	338
Total intangible assets, net		$101,949	$(15,912)	$86,037	$94,864	$(7,194)	$87,670	$99,042	$(12,170)	$86,872

Intangible assets include trade names, customer relationships, supply agreements and other intangible assets, which are valued upon acquisition through independent third-party appraisals, where material, or using other valuation methods. Intangible assets are amortized using the straight-line method over periods ranging from five to forty years, or in the case of the supply agreements, over the period in which their economic benefits are expected to be utilized, or three to ten years. The table above reflects reclassifications of approximately $4.4 million from trade names to customer relationships and approximately $4.1 million from goodwill to customer relationships due to the final independent third-party valuation reports received in the second and third quarters of 2003.

Restatement

The Company had initially reflected the guidance outlined in EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” as of the date it finalized the allocation of the purchase price of Schultz Company, in the first quarter of 2003, and began amortizing the customer relationship intangible asset over its remaining useful life.  In March 2004, the Company determined that the effect of the application of EITF 02-17 should have been applied from the date of acquisition and, as such should have resulted in a $2.4 million noncash charge for the additional amortization related to the final valuation of the $24.6 million customer relationship intangible asset.  Accordingly, in the fourth quarter of 2003, the Company restated the March 31, 2003 quarterly financial information to include the noncash adjustment which increased first quarter 2003 selling, general and administrative expenses by $2.4 million and decreased income before income tax expense and net income by $2.4 million, as the intangible assets are not deductible for tax purposes.  Operating income and net income as originally reported of $31,058 and $13,453, respectively, were higher than the respective restated first quarter amounts of $28,658 and $11,053 due to the additional amortization expense described above.

No amounts were recorded for goodwill during the three months ended March 31, 2004 or 2003.  Goodwill by segment was $4.2 million for the Lawn and Garden segment, $1.9 million for the Household segment and $0.1 million for the Contract segment as of March 31, 2004 and December 31, 2003.  Goodwill by segment was $6.2 million for the Lawn and Garden segment, $2.5 million for the Household segment and $0.2 million for the Contract segment as of March 31, 2003.

Customer Agreement

On February 12, 2004, the Company and its largest customer executed a licensing, manufacturing and supply agreement (the Agreement).  Under the Agreement, the Company will license certain of its trademarks and be the exclusive manufacturer and supplier for certain products branded with such trademarks from January 1, 2004, the effective date of the Agreement, through December 31, 2008 or such later date as is specified in the Agreement.  Provided the customer achieves certain required minimum purchase volumes and other conditions during such period, and the manufacturing and supply portion of the Agreement is extended for an additional three-year period as specified in the Agreement, the Company will assign the trademarks to the customer not earlier than May 1, 2009, but otherwise within thirty days after the date upon which such required minimum purchase volumes are achieved.  The carrying value of such trademarks as of December 31, 2003 was approximately $16.0 million.  If the customer fails to achieve the required minimum purchase volumes or meet other certain conditions, assignment may occur at a later date, if certain conditions are met.  In addition, as a result of executing the Agreement, the Company has modified the trademarks’ initial amortization period of forty years and will record amortization in a manner consistent with projected sales activity over five years, because the Company believes the customer will achieve all required conditions by May 2009.  The modification of the amortization period will result in additional annual amortization expense of approximately $2.7 million in the year ended December 31, 2004.

For the three months ended March 31, 2004 and 2003 and the year ended December 31, 2003, aggregate amortization expense related to intangible assets was $3.7 million, $2.8 million and $9.3 million, respectively. The following table presents estimated amortization expense for intangible assets during each of the next five years:

Year	Amount

Remainder of 2004	$8,340
2005	11,642
2006	11,760
2007	8,128
2008	5,591

Note 7—Other Assets

Other assets consist of the following:

	March 31,		December 31,
	2004	2003	2003

Deferred financing fees	$23,841	$24,434	$23,841
Accumulated amortization	(15,656)	(11,438)	(14,948)
Deferred financing fees, net	8,185	12,996	8,893
Other	812	2,167	1,004
Total other assets, net	$8,997	$15,163	$9,897

Note 8—Accrued Expenses

Accrued expenses consist of the following:

	March 31,		December 31,
	2004	2003	2003

Advertising and promotion	$13,734	$23,339	$9,605
Facilities rationalization	—	1,081	—
Interest	912	8,522	6,219
Cash overdraft	14,258	8,031	—
Noncompete agreement	350	350	350
Preferred stock dividends	19,307	11,299	17,111
Salaries and benefits	3,106	3,878	3,644
Severance costs	360	1,741	201
Freight	4,866	5,103	1,152
Other	1,836	2,969	1,292
Total accrued expenses	$58,729	$66,313	$39,574

Note 9—Long-Term Debt

Long-term debt, excluding capital lease obligations, consists of the following:

	March 31,		December 31,
	2004	2003	2003
Senior Credit Facility:
Term Loan B	$151,970	$196,069	$152,368
Revolving Credit Facility	61,525	10,100	—
Senior Subordinated Notes:
97/8% Series B Senior Subordinated Notes	3,100	150,000	3,100
97/8% Series C Senior Subordinated Notes, including unamortized premium of $1.3 million	—	86,275	—
97/8% Series D Senior Subordinated Notes, including unamortized premium of $1.0 million and $1.1 million, respectively	232,945	—	232,985
Total long-term debt	449,540	442,444	388,453
Less current maturities	(62,321)	(11,116)	(796)
Total long-term debt, net of current maturities	$387,219	$431,328	$387,657

Senior Credit Facility in Effect as of March 31, 2004

The senior credit facility, as amended as of March 14, 2003, in effect as of March 31, 2004 (the Prior Senior Credit Facility), with Bank of America, N.A., Morgan Stanley Senior Funding, Inc. and Canadian Imperial Bank of Commerce was terminated and all obligations outstanding thereunder were repaid on April 30, 2004.  The Prior Senior Credit Facility consisted of (1) a $90.0 million revolving credit facility; (2) a $75.0 million term loan facility (Term Loan A), which was repaid in full during the year ended December 31, 2003; and (3) a $240.0 million term loan facility (Term Loan B).

The Prior Senior Credit Facility agreement contained affirmative, negative and financial covenants.  Affirmative and negative covenants placed restrictions on, among other things, levels of investments, indebtedness, insurance, capital expenditures and dividend payments.  The financial covenants required the maintenance of certain financial ratios at defined levels. As of and during the three months ended March 31, 2004 and 2003 and year ended December 31, 2003, the Company was in compliance with all covenants.  Under the Prior Senior Credit Facility agreement, interest rates on the revolving credit facility and Term Loan B ranged from 1.50% to 4.00% plus LIBOR, or other base rate as provided in the Prior Senior Credit Facility agreement, depending on certain financial ratios.  LIBOR was 1.11% as of March 31, 2004, 1.29% as of March 31, 2003 and 1.16% as of December 31, 2003.  The interest rate applicable to Term Loan B was 5.09% as of March 31, 2004, 5.31% as of March 31, 2003 and 5.12% as of December 31, 2003.  Unused commitments under the revolving credit facility were subject to a 0.5% annual commitment fee.

The Prior Senior Credit Facility agreement allowed the Company to make prepayments in whole or in part at any time without premium or penalty. During the three months ended March 31, 2004, the Company made principal payments of $0.4 million on Term Loan B, which primarily represented optional principal prepayments.  During the three months ended March 31, 2003, the Company made principal payments of $28.3 million to fully repay Term Loan A and $25.9 million on Term Loan B, which primarily represented optional principal prepayments.  During the year ended December 31, 2003, the Company made principal payments of $28.3 million to fully repay Term Loan A and $69.6 million on Term Loan B, which primarily represented optional principal prepayments.  The optional principal prepayments were made from operating cash flows and allowed the Company to remain several quarterly payments ahead of the regular payment schedule.  In connection with these prepayments, the Company recorded write-offs totaling $1.3 million in previously deferred financing fees which were included in interest expense in the consolidated statement of operations for the three months ended March 31, 2003.

The Prior Senior Credit Facility was secured by substantially all of the Company’s properties and assets and by substantially all of the properties and assets of the Company’s current domestic subsidiaries.  The carrying amount of the Company’s obligations under the Prior Senior Credit Facility approximated fair value because the interest rates were based on floating interest rates identified by reference to market rates.

New Senior Credit Facility

In conjunction with the closing of the acquisition of Nu-Gro, on April 30, 2004, the Company entered into a new $510.0 million senior credit facility (the New Senior Credit Facility) with Bank of America, N.A., Banc of America Securities LLC, Citigroup Global Markets, Inc., Citicorp North America, Inc. and certain other lenders to refinance the indebtedness under its Prior Senior Credit Facility at more favorable rates, to provide funds for the Nu-Gro acquisition, to repurchase all of its outstanding preferred stock, along with accrued but unpaid dividends thereon, and for general working capital purposes.  The New Senior Credit Facility consists of (1) a $125.0 million US dollar denominated revolving credit facility; (2) a $335.0 million US dollar denominated term loan facility; and (3) a Canadian dollar denominated term loan facility valued at US $50.0 million.  Subject to the terms of the New Senior Credit Facility agreement, the revolving loan portion of the New Senior Credit Facility matures on April 30, 2010, and the term loan obligations under the New Senior Credit Facility mature on April 30, 2011.  The term loan obligations are to be repaid in 28 consecutive quarterly installments commencing on June 30, 2004, with a final installment due on March 31, 2011.  All of the loan obligations are subject to mandatory prepayment upon certain events, including sales of certain assets, issuances of indebtedness or equity or from excess cash flow.  The New Senior Credit Facility agreement also allows the Company to make voluntary prepayments, in whole or in part, at any time without premium or penalty.

The New Senior Credit Facility agreement contains affirmative, negative and financial covenants that are more favorable than those of the Prior Senior Credit Facility.  The negative covenants place restrictions on, among other things, levels of investments, indebtedness, capital expenditures and dividend payments that the Company may make or incur.  The financial covenants require the maintenance of certain financial ratios at defined levels.  Under the New Senior Credit Facility agreement, interest rates on the new revolving credit facility can range from 1.75% to 2.50% plus LIBOR, or from 0.75% to 1.50% plus a base rate, subject to adjustment and depending on certain financial ratios.  As of April 30, 2004, the term loans were subject to interest rates equal to 2.50% plus LIBOR or 1.50% plus a base rate, as provided in the New Senior Credit Facility agreement.  Unused commitments under the new revolving credit facility are subject to a 0.5% annual commitment fee.  The New Senior Credit Facility is secured by substantially all of the Company’s properties and assets and substantially all of the properties and assets of the Company’s current and future domestic subsidiaries.

In connection with the closing of the Nu-Gro acquisition, Bank of America, N.A., Canada Branch, separately loaned the Company Cdn $110.0 million for structuring purposes, which loan was repaid on April 30, 2004.

Senior Subordinated Notes

In November 1999, the Company issued $150.0 million in aggregate principal amount of 9 7/8% Series B senior subordinated notes (the Series B Notes) due April 1, 2009. Interest accrued at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1. As described in more detail below, as of March 31, 2004, $3.1 million of the Series B Notes were outstanding (see Note 16).  On April 14, 2004, the Company repurchased all of the outstanding Series B Notes, together with accrued interest and repurchase premium of 4.938%, for $3.3 million.

In March 2003, the Company issued $85.0 million in aggregate principal amount of 9 7/8% Series C senior subordinated notes (the Series C Notes) due April 1, 2009.  Interest accrued at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1.  As described in more detail below, as of March 31, 2004, there were no Series C Notes outstanding.

In May 2003, the Company registered $235.0 million in aggregate principal amount of 9 7/8% Series D senior subordinated notes (the Series D Notes and collectively with the Series B Notes and Series C Notes, the Senior Subordinated Notes), with terms substantially similar to the Series B Notes and Series C Notes, with the U.S. Securities and Exchange Commission and offered to exchange the Series D Notes for up to 100% of the Series B Notes and Series C Notes.  The exchange offering closed in July 2003, resulting in $85.0 million, or 100%, of the Series C Notes being exchanged and $146.9 million, or 98%, of the Series B Notes being exchanged.  As of March 31, 2004, $3.1 million of the Series B Notes and $232.9 million of the Series D Notes were outstanding.

The fair value of the Senior Subordinated Notes was $245.6 million, $243.2 million and $242.1 million as of March 31, 2004 and 2003 and December 31, 2003, respectively, based on their quoted market price on such dates. In accordance with the indentures that govern them, the Senior Subordinated Notes are unconditionally and jointly and severally guaranteed by the Company’s wholly-owned subsidiaries (see Note 15).

The Company’s agreements that govern the New Senior Credit Facility and the Senior Subordinated Notes contain a number of significant covenants that could restrict or limit the Company’s ability to:

•                                          incur more debt;

•                                          pay dividends, subject to financial ratios and other conditions;

•                                          make other distributions;

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

•                                          merge or consolidate; and

•                                          transfer and sell assets.

The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of repayment under the applicable agreements. Any default under such agreements might adversely affect the Company’s growth, financial condition, results of operations and the ability to make payments on indebtedness or meet other obligations.  As of and during the three months ended March 31, 2004 and 2003 and year ended December 31, 2003, the Company was in compliance with all covenants under the Prior Senior Credit Facility and the Senior Subordinated Notes in effect as of such dates.

As of April 30, 2004, after giving effect to the refinancing previously described, aggregate future principal payments of long-term debt, excluding capital lease obligation, are as follows:

Year	Amount

Remainder 2004	$3,209
2005	4,278
2006	4,278
2007	4,278
2008	4,278
Thereafter	642,475
662,796
Unamortized premium on Senior Subordinated Notes	1,045
$663,841

Note 10—Contingencies

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as standby letters of credit and indemnifications, which are not reflected in the accompanying consolidated balance sheets. As of March 31, 2004 and 2003 and December 31, 2003, the Company had $3.2 million, $2.2 million and $2.7 million, respectively, in standby letters of credit pledged as collateral to support the lease of its primary distribution facility in St. Louis, a U.S. customs bond, certain product purchases, various workers’ compensation obligations and transportation equipment.  These agreements mature at various dates through November 2004 and may be renewed as circumstances warrant. Such financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In the Company’s past experience, no claims have been made against these financial instruments nor does management expect any losses to result from them.  As a result, the Company determined such agreements do not have significant value and has not recorded any related amounts in its accompanying consolidated financial statements.

The Company is the lessee under a number of equipment and property leases. It is common in such commercial lease agreements for the Company to agree to indemnify the lessor for the value of the property or equipment leased should it be damaged during the course of the Company’s operations. The Company expects that any losses that may occur with respect to the leased property would be covered by insurance, subject to deductible amounts. As a result, the Company determined such indemnifications do not have significant value and has not recorded any related amounts in its accompanying consolidated financial statements.

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

The Company formally documents, designates and assesses the effectiveness of any transactions that receive hedge accounting treatment. The cash flows of derivative hedging instruments the Company enters into are generally expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. Changes in the fair value of agreements designated as derivative hedging instruments are reported as either an asset or liability in the accompanying consolidated balance sheets with the associated unrealized gains or losses reflected in accumulated other comprehensive income. As of March 31, 2004, the Company had three derivative instruments, with maturity dates through April 2004, designated as hedges against the purchase of granular urea for an aggregate contract value upon the date of execution of $2.9 million.  Such derivative hedging instruments had an unrealized loss of $0.2 million as of March 31, 2004 which is included in accumulated other comprehensive income in the accompanying consolidated balance sheet as of such date.  As of March 31, 2003, the Company had one derivative instrument, with a maturity date in April 2003, designated as a hedge against the purchase of granular urea for a contract value upon the date of execution of $0.7 million.  Such derivative hedging instrument had an unrealized gain of $0.4 million as of March 31, 2003 which is included in accumulated other comprehensive income in the accompanying consolidated balance sheet as of such date. Although derivative hedging instruments were used throughout 2003, no such instruments were outstanding as of December 31, 2003.  The amounts recorded in accumulated other comprehensive income were subsequently reclassified into cost of goods sold in the same period in which the underlying hedged transactions affected earnings.  As such, net gains on derivative hedging instruments for raw materials purchases reclassified into cost of goods sold in the same period in which the underlying hedged transactions affected earnings were $0.2 million for the three months ended March 31, 2003 and $1.4 million for the year ended December 31, 2003.  No such amounts were reclassified into cost of goods sold during the three months ended March 31, 2004.

If it becomes probable that a forecasted transaction will not occur, any gains or losses in accumulated other comprehensive income will be recognized in results of operations. The Company has not incurred any gains or losses for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness. The Company has not generally entered into derivatives or other hedging arrangements for trading or speculative purposes but may consider doing so in the future if strategic circumstances warrant, and its bank covenants and bond indentures permit, such transactions.

As of March 31, 2004, the Company had five purchase commitments, with expected purchase dates through April 2004, for the purchase of granular urea for an aggregate purchase price of $2.2 million.  As of March 31, 2003, the Company had one purchase commitment, with an expected purchase date in April 2003, for the purchase of granular urea for $0.7 million. As of March 31, 2004, the Company’s outstanding derivative hedging instruments and purchase commitments effectively fixed 57% of its remaining 2004 urea purchases.  While management expects its derivative hedging instruments and purchase commitments to manage the Company’s exposure to such price fluctuations, no assurance can be provided that such instruments will be effective in fully mitigating exposure to these risks, nor can assurance be provided that the Company will be successful in passing on pricing increases to its customers.

Note 12—Stockholders’ Equity

Bayer Transactions

On June 14, 2002, the Company consummated a transaction with Bayer Corporation and Bayer Advanced, L.L.C. (together referred to herein as Bayer) which allows the Company to gain access to certain Bayer active ingredient technologies through a Supply Agreement and to perform certain merchandising services for Bayer through an In-Store Service Agreement.  In consideration for the Supply and In-Store Service Agreements, and in exchange for the promissory notes previously issued to Bayer by U.S. Fertilizer, the Company issued to Bayer 3,072,000 shares of Class A voting common stock valued at $15.4 million and 3,072,000 shares of Class B nonvoting common stock valued at $15.4 million (collectively representing approximately 9.3% of the Company’s fully-diluted common stock) and recorded $0.4 million of related issuance costs. The Company reserved for the entire face value of the promissory notes due from U.S. Fertilizer, as the Company did not believe the notes were collectible and an independent third party valuation did not ascribe any significant value to them. The independent third party valuation also indicated that value should be ascribed to the repurchase option which is reflected in stockholders’ equity in the accompanying consolidated balance sheets as of March 31, 2003 and December 31, 2003.

Under the terms of the agreements, Bayer was required to make payments to the Company which total $5.0 million annually through June 15, 2009, the present value of which equaled the value assigned to the common stock subscription receivable as of June 14, 2002, which has been reflected in stockholders’ equity in the accompanying consolidated balance sheets as of March 31, 2003 and December 31, 2003. The common stock subscription receivable was to be repaid by Bayer in 28 quarterly installments of $1.25 million, the first of which was received at closing on June 17, 2002. The difference between the value ascribed to the common stock subscription receivable and the installment payments received has been recorded as interest income in the accompanying consolidated statements of operations for the three months ended March 31, 2004 and 2003 and year ended December 31, 2003.

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

The In-Store Service Agreement provided the Company with the right to terminate and, effective after any such termination, the right to repurchase all of its common stock issued to Bayer at a price based on equations included in a related agreement (the Exchange Agreement). Under the terms of the Exchange Agreement, the Company was provided the right to offset Bayer’s payment obligations against the repurchase price.  Upon exercise of such repurchase option, Bayer had and continues to have the right to terminate the Supply Agreement. Because Bayer is both a competitor and a supplier, the Company has continually reevaluated the value of its stockholder relationship with Bayer.

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

Based on the independent third party valuation as of June 14, 2002, the original transaction date, the Company assigned a fair value of $30.7 million to the transaction components recorded in connection with the common stock issued to Bayer. The following table presents the values of these components as of March 31, 2004 and 2003 and December 31, 2003:

	March 31,		December 31,
Description	2004	2003	2003

Common stock subscription receivable	$—	$24,976	$22,534
Supply Agreement	4,779	5,694	5,314
Repurchase option	—	2,636	2,636
In-Store Service Agreement	—	(845)	—
	$4,779	$32,461	$30,484

Following the termination of the In-Store Service Agreement, on December 22, 2003, the Company exercised its option to repurchase all outstanding common stock previously issued to Bayer.  Bayer disputed the Company’s interpretation of the Exchange Agreement as to the calculation of the repurchase price.  As a result, the Company and Bayer entered negotiations to determine an agreed upon repurchase price based on equations included in the Exchange Agreement and other factors.  The Company commenced an arbitration proceeding against Bayer to resolve the dispute on January 30, 2004.  However, the Company and Bayer reached a negotiated settlement of the dispute on February 23, 2004, pursuant to which Bayer agreed to deliver all of its shares of the Company’s common stock to the Company in exchange for a cash payment of $1.5 million, cancellation of $22.5 million in remaining payments required to be made in connection with the common stock subscription receivable and forgiveness of interest related to such payments of $0.3 million.

The Company recorded treasury stock of $24.4 million, based on the consideration given to Bayer, reduced the common stock subscription receivable by $22.5 million, the remaining balance on the date of repurchase, and reversed the common stock repurchase option of $2.6 million as a result of its exercise and recorded a corresponding amount to additional paid-in capital. As a result of this transaction, both parties agreed that the Exchange Agreement and In-Store Service Agreement are fully terminated, with the exception of certain provisions contained therein that expressly survive termination, and that the Supply Agreement shall remain in full force and effect according to its terms.  Under the terms of the Supply Agreement, any remaining balance at January 30, 2009 is unconditionally and immediately payable to the Company by Bayer regardless of whether or not the Company purchases ingredients under the Supply Agreement.  As of March 31, 2004, the remaining balance of the Supply Agreement was $4.8 million.

Repurchase of Preferred Stock

In conjunction with its refinancing on April 30, 2004, the Company repurchased all 37,600 shares of its outstanding Class A nonvoting preferred stock for $57.5 million, including all accrued and unpaid dividends thereon.

Note 13—Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of March 31, 2004 and 2003 and December 31, 2003 using available market information or other appropriate valuation methods. Considerable judgment, however, is required in interpreting data to develop estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the short maturity of such instruments. The Company’s Senior Credit Facility bears interest at current market rates and, thus, carrying value approximates fair value as of March 31, 2004 and 2003 and December 31, 2003. The Company is exposed to interest rate volatility with respect to the variable interest rates of the Senior Credit Facility. The estimated fair values of the Company’s Senior Subordinated Notes of $245.6 million, $243.2 million, and $242.1 million, respectively, as of March 31, 2004 and 2003 and December 31, 2003 are based on quoted market prices.

Note 14—Segment Information

As of March 31, 2004, the Company reported its operating results using three reportable segments: Lawn and Garden, Household and Contract. Segments were established primarily by brand and product type which represents the basis upon which management, including the Chief Executive Officer who is the chief operating decision-maker of the Company, reviews and assesses the Company’s financial performance. The Lawn and Garden segment primarily consists of dry, granular lawn fertilizers, lawn fertilizer combination and lawn control products, herbicides, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils and other growing media products and insecticide products. Products are marketed to mass merchandisers, home improvement centers, hardware, grocery and drug chains, nurseries and garden centers. This segment includes, among others, the Company’s Spectracide, Garden Safe, Schultz, Vigoro, Sta-Green, Real-Kill and No-Pest brands.

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

The table below presents selected financial segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” for the three months ended March 31, 2004 and 2003. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as applicable. The segment financial information presented includes comparative periods prepared on a basis consistent with the current year presentation.

	Three Months Ended March 31,
	2004	2003
Net sales:
Lawn and Garden	$150,507	$145,614
Household	31,225	27,567
Contract	971	5,631
Total net sales	182,703	178,812
Operating costs and expenses:
Cost of goods sold	113,408	108,755
Selling, general and administrative expenses	39,981	41,399
Total operating costs and expenses	153,389	150,154
Operating income (loss) by segment:
Lawn and Garden	20,448	22,073
Household	9,048	6,626
Contract	(182)	(41)
Total operating income	29,314	28,658
Interest expense	9,620	9,702
Interest income	285	499
Income before income tax expense	19,979	19,455
Income tax expense	7,592	8,402
Net income	$12,387	$11,053

Operating margin:
Lawn and Garden	13.6%	15.2%
Household	29.0%	24.0%
Contract	-18.7%	-0.7%
Total operating margin	16.0%	16.0%

Operating income represents earnings before interest expense, interest income and income tax expense. Operating income is the measure of profitability used by management to assess the Company’s financial performance. Operating margin represents operating income as a percentage of net sales.

The majority of the Company’s sales are conducted with customers in the United States. For each of the periods presented herein, the Company’s international sales comprised less than 2% of total annual net sales. In addition, no single item comprised more than 10% of the Company’s net sales. For the three months ended March 31, 2004, the Company’s three largest customers were responsible for 32%, 23% and 15% of net sales.  For the three months ended March 31, 2003, the Company’s three largest customers were responsible for 33%, 20% and 15% of net sales.

As the Company’s assets support production across all segments, they are managed on an entity-wide basis at the corporate level and are not recorded or analyzed by segment. As of March 31, 2004, substantially all of the Company’s assets were located in the United States.

Note 15—Financial Information for Subsidiary Guarantors

The Company’s Senior Subordinated Notes are unconditionally and jointly and severally guaranteed by all of the Company’s existing subsidiaries. The Company’s subsidiaries are 100% owned by the Company. The consolidating financial information which follows is presented as of and for the three months ended March 31, 2004 and 2003 and has been prepared in accordance with the requirements for presentation of such information. The Company believes that separate financial statements concerning each guarantor subsidiary would not be material to investors and that the information presented herein provides sufficient detail to determine the nature of the aggregate financial position, results of operations and cash flows of the guarantor subsidiaries.

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

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
BALANCE SHEET
AS OF MARCH 31, 2004
(Unaudited)

	Subsidiary Parent	Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$(240)	$240	$—	$—
Accounts receivable, net	123,267	23,463	—	146,730
Inventories	81,532	33,786	—	115,318
Prepaid expenses and other current assets	17,420	577	—	17,997
Total current assets	221,979	58,066	—	280,045

Equipment and leasehold improvements, net	35,804	5,706	—	41,510
Investment in subsidiaries	35,093	—	(35,093)	—
Intercompany assets	68,838	12,890	(81,728)	—
Deferred tax asset	166,974	11,996	—	178,970
Goodwill	—	6,221	—	6,221
Intangible assets, net	47,458	38,579	—	86,037
Other assets, net	8,506	491	—	8,997
Total assets	$584,652	$133,949	$(116,821)	$601,780

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt and capital lease obligations	$3,796	$—	$—	$3,796
Accounts payable	42,245	18,440	—	60,685
Accrued expenses	47,151	11,578	—	58,729
Short-term borrowings	61,525	—	—	61,525
Total current liabilities	154,717	30,018	—	184,735

Long-term debt, net of current maturities	387,219	—	—	387,219
Capital lease obligations, net of current maturities	3,231	—	—	3,231
Other liabilities	3,222	—	—	3,222
Intercompany liabilities	12,890	68,838	(81,728)	—
Total liabilities	561,279	98,856	(81,728)	578,407

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	665	—	—	665
Treasury stock	(24,469)	—	—	(24,469)
Warrants and options	11,745	—	—	11,745
Investment from parent	—	27,925	(27,925)	—
Additional paid-in capital	208,272	—	—	208,272
Accumulated deficit	(169,547)	7,168	(7,168)	(169,547)
Common stock held in grantor trusts	(2,847)	—	—	(2,847)
Loans to executive officer	(267)	—	—	(267)
Accumulated other comprehensive income (loss)	(179)	—	—	(179)
Total stockholders’ equity	23,373	35,093	(35,093)	23,373
Total liabilities and stockholders’ equity	$584,652	$133,949	$(116,821)	$601,780

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
BALANCE SHEET
AS OF MARCH 31, 2003
(Unaudited) (As Restated)

	Parent	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$—	$—	$—
Accounts receivable, net	136,978	2,559	—	139,537
Inventories	60,177	37,942	—	98,119
Prepaid expenses and other current assets	9,561	963	—	10,524
Total current assets	206,716	41,464	—	248,180

Equipment and leasehold improvements, net	26,511	7,128	—	33,649
Investment in subsidiaries	22,634	—	(22,634)	—
Intercompany assets	47,608	—	(47,608)	—
Deferred tax asset	96,313	426	—	96,739
Goodwill	8,868	—	—	8,868
Intangible assets, net	38,587	49,083	—	87,670
Other assets, net	8,860	6,313	—	15,163
Total assets	$456,097	$104,414	$(70,242)	$490,269

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current maturities of long-term debt and capital lease obligation	$11,690	$—	$—	$11,690
Accounts payable.	30,393	28,623	—	59,016
Accrued expenses	61,691	4,622	—	66,313
Total current liabilities	103,774	33,245	—	137,019

Long-term debt, net of current maturities	431,328	—	—	431,328
Capital lease obligation, net of current maturities	3,577	—	—	3,577
Other liabilities	3,121	927	—	4,048
Intercompany liabilities	—	47,608	(47,608)	—
Total liabilities	541,800	81,780	(47,608)	575,972

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock	—	—	—	—
Common stock	664	—	—	664
Warrants and options	11,745	—	—	11,745
Investment from parent	—	26,891	(26,891)	—
Additional paid-in capital	210,480	—	—	210,480
Accumulated deficit	(278,346)	(4,257)	4,257	(278,346)
Common stock subscription receivable	(24,976)	—	—	(24,976)
Common stock repurchase option	(2,636)	—	—	(2,636)
Common stock held in grantor trust	(2,700)	—	—	(2,700)
Loans to executive officer	(324)	—	—	(324)
Accumulated other comprehensive income	390	—	—	390
Total stockholders’ equity (deficit)	(85,703)	22,634	(22,634)	(85,703)
Total liabilities and stockholders’ equity (deficit)	$456,097	$104,414	$(70,242)	$490,269

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
BALANCE SHEET
AS OF DECEMBER 31, 2003

	Parent	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$11,132	$281	$—	$11,413
Accounts receivable, net	25,548	4,342	—	29,890
Inventories	56,677	40,118	—	96,795
Prepaid expenses and other current assets	14,989	152	—	15,141
Total current assets	108,346	44,893	—	153,239

Equipment and leasehold improvements, net	32,641	4,512	—	37,153
Investment in subsidiaries	18,950	—	(18,950)	—
Intercompany assets	82,982	10,768	(93,750)	—
Deferred tax asset	186,542	20	—	186,562
Goodwill	—	6,221	—	6,221
Intangible assets, net	46,554	40,318	—	86,872
Other assets, net	5,059	4,838	—	9,897
Total assets	$481,074	$111,570	$(112,700)	$479,944

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt and capital lease obligation	$1,349	$—	$—	$1,349
Accounts payable	23,024	6,750	—	29,774
Accrued expenses	36,686	2,888	—	39,574
Total current liabilities	61,059	9,638	—	70,697

Long-term debt, net of current maturities	387,657	—	—	387,657
Capital lease obligation, net of current maturities	3,191	—	—	3,191
Other liabilities	3,256	—	—	3,256
Intercompany liabilities	10,768	82,982	(93,750)	—
Total liabilities	465,931	92,620	(93,750)	464,801

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	665	—	—	665
Treasury stock	(96)	—	—	(96)
Warrants and options	11,745	—	—	11,745
Investment from parent	—	27,925	(27,925)	—
Additional paid-in capital	210,908	—	—	210,908
Accumulated deficit	(179,738)	(8,975)	8,975	(179,738)
Common stock subscription receivable	(22,534)	—	—	(22,534)
Common stock repurchase option	(2,636)	—	—	(2,636)
Common stock held in grantor trusts	(2,847)	—	—	(2,847)
Loans to executive officer	(324)	—	—	(324)
Total stockholders’ equity	15,143	18,950	(18,950)	15,143
Total liabilities and stockholders’ equity	$481,074	$111,570	$(112,700)	$479,944

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Unaudited)

	Parent	Subsidiary Guarantors	Eliminations	Consolidated

Net sales	$153,034	$101,425	$(71,756)	$182,703
Operating costs and expenses:
Cost of goods sold	93,569	73,823	(53,984)	113,408
Selling, general and administrative expenses	56,189	1,564	(17,772)	39,981
Total operating costs and expenses	149,758	75,387	(71,756)	153,389
Operating income	3,276	26,038	—	29,314
Interest expense	9,620	—	—	9,620
Interest income	285	—	—	285
Income before income tax expense (benefit)	(6,059)	26,038	—	19,979
Income tax expense (benefit)	(2,303)	9,895	—	7,592
Equity (income) loss in subsidiaries	(16,143)	—	16,143	—
Net income	$12,387	$16,143	$(16,143)	$12,387

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003

(Unaudited) (As Restated)

	Parent	Subsidiary Guarantors	Eliminations	Consolidated

Net sales	$143,029	$83,999	$(48,216)	$178,812
Operating costs and expenses:
Cost of goods sold	78,352	74,979	(44,576)	108,755
Selling, general and administrative expenses	33,260	11,779	(3,640)	41,399
Total operating costs and expenses	111,612	86,758	(48,216)	150,154
Operating income (loss)	31,417	(2,759)	—	28,658
Interest expense	9,565	137	—	9,702
Interest income	499	—	—	499
Income (loss) before income tax expense (benefit)	22,351	(2,896)	—	19,455
Income tax expense (benefit)	8,581	(179)	—	8,402
Equity (income) loss in subsidiaries	2,717	—	(2,717)	—
Net income (loss)	$11,053	$(2,717)	$2,717	$11,053

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(Unaudited)

	Parent	Subsidiary Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$12,387	$16,143	$(16,143)	$12,387
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Depreciation and amortization	4,087	2,152	—	6,239
Amortization and write-off of deferred financing fees	628	—	—	628
Deferred income tax expense (benefit)	19,568	(11,976)	—	7,592
Equity (income) loss in subsidiaries	(16,143)	—	16,143	—
Changes in operating assets and liabilities:
Accounts receivable	(26,050)	(19,121)	(71,756)	(116,927)
Inventories	(78,839)	6,332	53,984	(18,523)
Prepaid expenses	(2,657)	(425)	—	(3,082)
Other assets	(2,675)	—	—	(2,675)
Accounts payable	19,221	11,690	—	30,911
Accrued expenses	(5,987)	8,690	—	2,703
Other operating activities, net	(17,807)	—	17,772	(35)
Net cash flows from (used in) operating activities	(94,267)	13,485	—	(80,783)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,534)	—	—	(3,534)
Net cash flows used in investing activities	(3,534)	—	—	(3,534)

Cash flows from financing activities:
Proceeds from borrowings on revolver	61,525	—	—	61,525
Payments received on loans to executive officer	57	—	—	57
Repayment of borrowings on term debt	(421)	—	—	(421)
Payments for capital lease obligation	(1,016)	—	—	(1,016)
Payments for treasury stock	(1,500)	—	—	(1,500)
Change in cash overdraft	14,258	—	—	14,258
Other financing and intercompany activities	13,526	(13,526)	—	—
Net cash flows from (used in) financing activities	86,429	(13,526)	—	72,903

Net decrease in cash and cash equivalents	(11,372)	(41)	—	(11,413)
Cash and cash equivalents, beginning of period	11,132	281	—	11,413
Cash and cash equivalents, end of period	$(240)	$240	$—	$—

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(Unaudited) (As Restated)

	Parent	Subsidiary Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$11,053	$(2,717)	$2,717	$11,053
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation and amortization	1,759	2,903	—	4,662
Amortization of deferred financing fees	2,309	—	—	2,309
Deferred income tax expense	8,402	—	—	8,402
Equity (income) loss in subsidiaries	2,717	—	(2,717)	—
Changes in operating assets and liabilities:
Accounts receivable	(70,735)	2,270	(48,216)	(116,681)
Inventories	(57,075)	2,142	44,576	(10,357)
Prepaid expenses	405	843	—	1,248
Other assets	(1,524)	—	—	(1,524)
Accounts payable	26,484	5,469	—	31,953
Accrued expenses	7,281	6,167	—	13,448
Facilities and organizational rationalization costs	(596)	—	—	(596)
Other operating activities, net	(2,976)	—	3,640	664
Net cash flows from (used in) operating activities	(72,496)	17,077	—	(55,419)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,165)	(102)	—	(1,267)
Net cash flows used in investing activities	(1,165)	(102)	—	(1,267)

Cash flows from financing activities:
Proceeds from additional term debt	126,275	—	—	126,275
Repayment of borrowings on term debt	(84,747)	—	—	(84,747)
Other financing and intercompany activities	21,942	(17,102)	—	4,840
Net cash flows from financing activities	63,470	(17,102)	—	46,368

Net increase (decrease) in cash and cash equivalents	(10,191)	(127)	—	(10,318)
Cash and cash equivalents, beginning of period	10,191	127	—	10,318
Cash and cash equivalents, end of period	$—	$—	$—	$—

Note 16—Subsequent Events

Repurchase of Series B Notes

As described in Note 9, on April 14, 2004, the Company repurchased the remaining Series B Notes outstanding, together with accrued interest and repurchase premium of 4.938%, for a total cost of $3.3 million.

Sale of Aircraft

As described in Note 5, on April 15, 2004, the Company completed the sale of its aircraft for $2.8 million.

Closing of Nu-Gro Acquisition, Refinancing and Preferred Stock Repurchase

As described in Notes 2 and 9, on April 30, 2004, the Company completed the acquisition of Nu-Gro, the refinancing of its Prior Senior Credit Facility and the repurchase of all 37,600 shares of its outstanding Class A nonvoting preferred stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion and analysis of our consolidated financial condition and results of operations included herein should be read in conjunction with our historical financial information included in the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report. Future results could differ materially from those discussed below for many reasons, including the risks described under the heading “Certain Trends and Uncertainties” in this section and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview and Management Report

Operating as Spectrum Brands, we are majority owned by UIC Holdings, L.L.C. and are the leading manufacturer and marketer of value-oriented products for the consumer lawn and garden care and insect control markets in the United States. Under a variety of brand names, we manufacture and market one of the broadest lines of products in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents, fertilizers, growing media and soils. Our value brands are targeted toward consumers who want products and packaging that are comparable or superior to, and at lower prices than, premium-priced brands, while our opening price point brands are designed for cost-conscious consumers who want quality products. Our products are marketed to mass merchandisers, home improvement centers, hardware, grocery and drug chains, nurseries and garden centers. Our three largest customers are The Home Depot, Lowe’s and Wal*Mart, which are leading retailers in our larger segments.

We compete in the $2.9 billion consumer lawn and garden and $1.0 billion insect control retail markets and are benefiting from a shifting of consumer preferences toward value-oriented products. We believe a key growth factor in the lawn and garden retail market is the aging of the United States population, as consumers over the age of forty-five represent the largest segment of lawn and garden care product users and typically have more leisure time and higher levels of discretionary income than the general population. We also believe the growth in the home improvement center and mass merchandiser channels has increased the popularity of do-it-yourself activities, including lawn and garden projects.

As of March 31, 2004, we report our operating results using three reportable segments, as follows:

•                  Lawn and Garden (82% of first quarter 2004 net sales). This segment primarily consists of dry granular lawn fertilizers, lawn fertilizer combination with lawn control products, herbicides, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils and other growing media products and insecticide products. This segment includes, among others, our Spectracide, Garden Safe, Schultz, Vigoro, Sta-Green, Real-Kill and No-Pest brands.

•                  Household (17% of first quarter 2004 net sales). This segment represents household insecticides and insect repellents that allow consumers to repel insects and maintain pest-free households. This segment includes our Hot Shot, Cutter and Repel brands, as well as a number of private label and other products.

•                  Contract (1% of first quarter 2004 net sales). This segment includes a variety of compounds and chemicals, such as cleaning solutions and other consumer products.

We believe that our historical financial condition and results of operations are not necessarily accurate indicators of future results because of variability in our product listings at customers, our historical lack of long-term supply contracts with most of our customers and because of certain significant past events. Those events include merger, acquisition, strategic and equity and debt financing transactions over the last several years.  Furthermore, our sales are seasonal in nature and are susceptible to weather conditions that vary from year to year.  For example, we experienced a late winter and cool, wet spring conditions that delayed the start of the lawn and garden season in 2003, whereas the weather in the first quarter of 2004 was generally more mild and dry throughout North America.

Critical Accounting Policies

While all of the significant accounting policies described in the notes to our consolidated financial statements are important, some of these policies may be viewed as being critical. Such policies are those that are both most important to the portrayal of our financial condition and require our most difficult, subjective or complex estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from these estimates and assumptions. We believe our most critical accounting policies are as follows.

Revenue Recognition.  We recognize revenue when title and risk of loss transfer to the customer.  Net sales represent gross sales less any applicable customer discounts from list price, customer sales returns and promotion expense through cooperative programs with our customers. The provision for customer returns is based on historical sales returns and analysis of credit memo and other relevant information. If the historical or other data used to develop these estimates do not properly reflect future returns, net sales may require adjustment. Sales reductions related to returns were $2.7 million for the three months ended March 31, 2004 and $2.0 million for the three months ended March 31, 2003. The increase in 2004 was driven primarily by higher sales and the mix of products sold during the first quarter of 2004.  Amounts included in the accounts receivable reserves for product returns were $2.6 million as of March 31, 2004 and 2003 and $1.4 million as of December 31, 2003.

Inventories.  We report inventories at the lower of cost or market. Cost is determined using a standard costing system that approximates the first-in, first-out method and includes raw materials, direct labor and overhead.  An allowance for obsolete or slow-moving inventory is recorded based on our analysis of inventory levels and future sales forecasts.  In the event that our estimates of future usage and sales differ from actual results, the allowance for obsolete or slow-moving inventory may require adjustment.  The allowance for obsolete or slow-moving inventory declined $0.5 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.  The allowance for obsolete or slow-moving inventory was $4.9 million as of March 31, 2004, $5.4 million as of March 31, 2003 and $5.6 million as of December 31, 2003.

Promotion Expense.  We advertise and promote our products through national and regional media. Products are also advertised and promoted through cooperative programs with retailers. Advertising and promotion costs are expensed as incurred, although costs incurred during interim periods are generally expensed ratably in relation to revenues. Management develops an estimate of the amount of costs that have been incurred by the retailers under our cooperative programs based on an analysis of specific programs offered to them and historical information. Actual costs incurred may differ significantly from our estimates if factors such as the level of participation and success of the retailers’ programs or other conditions differ from our expectations. Promotion expense, including cooperative programs with customers, is recorded as a reduction of gross sales.  In addition, advertising costs are incurred irrespective of promotions. Such costs are included in selling, general and administrative expenses in our consolidated statements of operations.

Income Taxes.  We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial reporting basis and the tax basis of assets and liabilities at enacted tax rates expected to be in effect when such amounts are recovered or settled. Judgment is required to determine the amount of any valuation allowance to apply against deferred tax assets. We will establish a valuation allowance if we determine that it is more likely than not that some portion or all of our deferred tax assets will not be realized and include any changes to such valuation allowance in our consolidated statements of operations as income tax expense or benefit, as appropriate.

We expect our effective income tax rate to be 38% throughout the remainder of 2004.  In addition, because of the tax-deductible goodwill and net operating loss carryforwards, most of our income tax expense is deferred, and no significant cash payments for income taxes are expected for the next several years.

Although we believe it is more likely than not that we will utilize our deferred tax assets, we can provide no assurance of this, as our ability to utilize such assets is contingent upon our ability to generate sufficient taxable income in the future. We will continue to assess the realizability of the deferred tax assets based upon actual and forecasted operating results. If we conclude it is not more likely than not that we will realize the benefit of our deferred tax assets, we may have to establish a valuation allowance and, accordingly, record a charge to income tax expense.

Goodwill, Intangible and Other Long-Lived Assets.  We have acquired intangible assets or made acquisitions in the past that resulted in the recording of goodwill or intangible assets.  Under generally accepted accounting principles in effect prior to 2002, goodwill and intangible assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from their cash flows on an undiscounted basis over their useful lives.

Beginning in 2002, goodwill is no longer amortized and is subject to impairment testing at least annually. We evaluate the recoverability of long-lived assets, including goodwill and intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the fair value of such assets or adverse changes in customer relationships or vendors.  Recoverability is evaluated by brand and product type, which represent the reporting unit components within our operating segments. If a review of goodwill using current market rates, discounted cash flows and other methods, or if a review of other intangible assets using current market rates, undiscounted cash flows and other methods, indicates that the carrying value is not recoverable, the carrying value of such asset is reduced to estimated fair value. No impairments existed as of March 31, 2004 and 2003 and December 31, 2003. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. Therefore, impairment losses could be recorded in the future.

Recent Events

Acquisition of The Nu-Gro Corporation.  In March 2004, we and a newly-created wholly-owned subsidiary of ours entered into a definitive agreement to acquire all of the outstanding common shares of The Nu-Gro Corporation, a lawn and garden products company incorporated under the laws of Ontario, Canada and publicly-traded on the Toronto Stock Exchange.  Nu-Gro’s shareholders approved the transaction on April 27, 2004 and we completed the acquisition on April 30, 2004 for cash consideration of $141.4 million.  The transaction was financed with proceeds from our new senior credit facility described further below.  We will account for the transaction as an acquisition, and accordingly, the results of operations of Nu-Gro will be included in our results of operations from the date of acquisition.  We are currently in the process of obtaining an independent third-party valuation of assets acquired and liabilities assumed for purchase price allocation purposes and expect the valuation to be completed by the third quarter of 2004.  Because the acquisition occurred after March 31, 2004, Nu-Gro’s results of operations are not included in our consolidated statement of operations for the three months ended March 31, 2004 and the acquired assets and liabilities assumed are not included in our consolidated balance sheet as of March 31, 2004, included elsewhere in this Quarterly Report.  The Nu-Gro acquisition will broaden our North American presence, provide us with a diverse portfolio of advanced fertilizer technologies and vertically integrate our fertilizer operations.

New Senior Credit Facility.  In conjunction with the closing of the acquisition of Nu-Gro, on April 30, 2004, we entered into a new $510.0 million senior credit facility (referred to herein as the new senior credit facility) with Bank of America, N.A., Banc of America Securities LLC, Citigroup Global Markets, Inc., Citicorp North America, Inc. and certain other lenders to refinance the indebtedness under our prior senior credit facility at more favorable rates, to provide funds for the Nu-Gro acquisition, to repurchase all of our outstanding preferred stock, along with accrued but unpaid dividends thereon, and for general working capital purposes.  The new senior credit facility consists of (1) a $125.0 million US dollar denominated revolving credit facility; (2) a $335.0 million US dollar denominated term loan facility; and (3) a Canadian dollar denominated term loan facility valued at US $50.0 million.  Subject to the terms of the new senior credit facility agreement, the revolving loan portion of the new senior credit facility matures on April 30, 2010, and the term loan obligations under the new senior credit facility mature on April 30, 2011.  The term loan obligations are to be repaid in 28 consecutive quarterly installments commencing on June 30, 2004, with a final installment due on March 31, 2011.  All of the loan obligations are subject to mandatory prepayment upon certain events, including sales of certain assets, issuances of indebtedness or equity or from excess cash flow.  The new senior credit facility agreement also allows us to make voluntary prepayments, in whole or in part, at any time without premium or penalty.

The new senior credit facility agreement contains affirmative, negative and financial covenants that are more favorable than those of the prior senior credit facility.  The negative covenants place restrictions on, among other things, levels of investments, indebtedness, capital expenditures and dividend payments that we may make or incur.  The financial covenants require the maintenance of certain financial ratios at defined levels.  Under the new senior credit facility agreement, interest rates on the new revolving credit facility can range from 1.75% to 2.50% plus LIBOR, or from 0.75% to 1.50% plus a base rate, subject to adjustment and depending on certain financial ratios.  As of April 30, 2004, the term loans were subject to interest rates equal to 2.50% plus LIBOR or 1.50% plus a base rate, as provided in the new senior credit facility agreement.  Unused commitments under the new revolving credit facility are subject to a 0.5% annual commitment fee.  The new senior credit facility is secured by substantially all of our properties and assets and substantially all of the properties and assets of our current and future domestic subsidiaries.

In connection with the closing of the Nu-Gro acquisition, Bank of America, N.A., Canada Branch, separately loaned us Cdn $110.0 million for structuring purposes, which loan was repaid on April 30, 2004.

Repurchase of Preferred Stock.  In conjunction with our refinancing, on April 30, 2004, we repurchased all 37,600 shares of our outstanding Class A nonvoting preferred stock for $57.5 million, including all accrued and unpaid dividends thereon.

Customer Agreement.  On February 12, 2004, our largest customer and we executed a licensing, manufacturing and supply agreement.  Under the agreement, we will license certain of our trademarks and be the exclusive manufacturer and supplier for certain products branded with such trademarks from January 1, 2004, the effective date of the agreement, through December 31, 2008 or such later date as is specified in the agreement.  Provided the customer achieves certain required minimum purchase volumes and other conditions during such period, and the manufacturing and supply portion of the agreement is extended for an additional three-year period as specified in the agreement, we will assign the trademarks to the customer not earlier than May 1, 2009, but otherwise within thirty days after the date upon which such required minimum purchase volumes are achieved.  The carrying value of such trademarks as of March 31, 2004 was approximately $16.0 million.  If the customer fails to achieve the required minimum purchase volumes or meet other certain conditions, assignment may occur at a later date, if certain conditions are met.  In addition, as a result of executing the agreement, we have modified the trademarks’ initial amortization period of forty years and will record amortization in a manner consistent with projected sales activity over five years, because we believe the customer will achieve all required conditions by May 2009.  The modification of the amortization period will result in additional annual amortization expense of approximately $2.7 million in the year ended December 31, 2004.

Bayer Transactions.  On June 14, 2002, we consummated a transaction with Bayer Corporation and Bayer Advanced, L.L.C. (together referred to herein as Bayer) which allows us to gain access to certain Bayer active ingredient technologies through a Supply Agreement and to perform certain merchandising services for Bayer through an In-Store Service Agreement.  In consideration for the Supply and In-Store Service Agreements, and in exchange for the promissory notes previously issued to Bayer by U.S. Fertilizer, we issued to Bayer 3,072,000 shares of Class A voting common stock valued at $15.4 million and 3,072,000 shares of Class B nonvoting common stock valued at $15.4 million (collectively representing approximately 9.3% of our fully-diluted common stock) and recorded $0.4 million of related issuance costs. We reserved for the entire face value of the promissory notes due from U.S. Fertilizer, as we did not believe the notes were collectible and an independent third party valuation did not ascribe any significant value to them. The independent third party valuation also indicated that value should be ascribed to the repurchase option which is reflected in stockholders’ equity in the consolidated balance sheets as of March 31, 2003 and December 31, 2003 included elsewhere in this Quarterly Report.

Under the terms of the agreements, Bayer was required to make payments to us which total $5.0 million annually through June 15, 2009, the present value of which equaled the value assigned to the common stock subscription receivable as of June 14, 2002, which has been reflected in stockholders’ equity in the consolidated balance sheets as of March 31, 2003 and December 31, 2003 included elsewhere in this Quarterly Report. The common stock subscription receivable was to be repaid by Bayer in 28 quarterly installments of $1.25 million, the first of which was received at closing on June 17, 2002.

The difference between the value ascribed to the common stock subscription receivable and the installment payments received has been recorded as interest income in our consolidated statements of operations for the three months ended March 31, 2004 and 2003 and year ended December 31, 2003.

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

The In-Store Service Agreement provided us with the right to terminate and, effective after any such termination, the right to repurchase all of our common stock issued to Bayer at a price based on equations included in a related agreement (the Exchange Agreement). Under the terms of the Exchange Agreement, we were provided the right to offset Bayer’s payment obligations against the repurchase price.  Upon exercise of such repurchase option, Bayer had and continues to have the right to terminate the Supply Agreement. Because Bayer is both a competitor and a supplier, we have continually reevaluated the value of our stockholder relationship with Bayer.

On October 22, 2003, we gave notice to Bayer regarding the termination of the In-Store Service Agreement, as amended.  Upon termination, which became effective on December 21, 2003, we were relieved of our obligation to perform merchandising services for Bayer.  Accordingly, the remaining liability of $0.7 million on the date of termination was fully written off and recorded in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2003 included elsewhere in this Quarterly Report.

Based on the independent third party valuation as of June 14, 2002, the original transaction date, we assigned a fair value of $30.7 million to the transaction components recorded in connection with the common stock issued to Bayer. The following table presents the values of these components as of March 31, 2004 and 2003 and December 31, 2003:

	March 31,		December 31,
Description	2004	2003	2003

Common stock subscription receivable	$—	$24,976	$22,534
Supply Agreement	4,779	5,694	5,314
Repurchase option	—	2,636	2,636
In-Store Service Agreement	—	(845)	—
	$4,779	$32,461	$30,484

Following the termination of the In-Store Service Agreement, on December 22, 2003, we exercised our option to repurchase all outstanding common stock previously issued to Bayer.  Bayer disputed our interpretation of the Exchange Agreement as to the calculation of the repurchase price.  As a result, we and Bayer entered negotiations to determine an agreed upon repurchase price based on equations included in the Exchange Agreement and other factors.  We commenced an arbitration proceeding against Bayer to resolve the dispute on January 30, 2004.  However, we reached a negotiated settlement of the dispute with Bayer on February 23, 2004, pursuant to which Bayer agreed to deliver all of its shares of our common stock to us in exchange for a cash payment of $1.5 million, cancellation of $22.5 million in remaining payments required to be made in connection with the common stock subscription receivable and forgiveness of interest related to such payments of $0.3 million.

We recorded treasury stock of $24.4 million, based on the consideration given to Bayer, and reduced the common stock subscription receivable by $22.5 million, the remaining balance on the date of repurchase.  We also reversed the common stock repurchase option of $2.6 million as a result of its exercise and recorded a corresponding amount to additional paid-in capital. As a result of this transaction, we and Bayer agreed that the Exchange Agreement and In-Store Service Agreement are fully terminated, with the exception of certain provisions contained therein that expressly survive termination, and that the Supply Agreement shall remain in full force and effect according to its terms.  Under the terms of the Supply Agreement, any remaining balance at January 30, 2009 is unconditionally and immediately payable to us by Bayer regardless of whether or not we purchase any ingredients under the Supply Agreement.  As of March 31, 2004, the remaining balance of the Supply Agreement was $4.8 million.

Results of Operations

All prior year results and discussion which follow reflect the segments previously described elsewhere in this Quarterly Report.  The following table presents amounts and the percentages of net sales that items in the accompanying consolidated statements of operations constitute for the periods presented:

	Three Months Ended March 31,
	2004		2003
			(As Restated)
Net sales by segment:

Lawn and Garden	$150,507	82.4%	$145,614	81.4%
Household	31,225	17.1%	27,567	15.4%
Contract	971	0.5%	5,631	3.2%
Total net sales	182,703	100.0%	178,812	100.0%
Operating costs and expenses:
Cost of goods sold	113,408	62.0%	108,755	60.8%
Selling, general and administrative expenses	39,981	21.9%	41,399	23.2%
Total operating costs and expenses	153,389	83.9%	150,154	84.0%
Operating income (loss) by segment:
Lawn and Garden	20,448	11.2%	22,073	12.3%
Household	9,048	4.9%	6,626	3.7%
Contract	(182)	0.0%	(41)	0.0%
Total operating income	29,314	16.1%	28,658	16.0%
Interest expense	9,620	5.3%	9,702	5.4%
Interest income	285	0.2%	499	0.3%
Income before income tax expense	19,979	11.0%	19,455	10.9%
Income tax expense	7,592	4.2%	8,402	4.7%
Net income	$12,387	6.8%	$11,053	6.2%

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Net Sales.  Net sales represent gross sales less any applicable customer discounts from list price, customer sales returns and promotion expense through cooperative programs with our customers. Net sales increased $3.9 million, or 2.2%, to $182.7 million for the three months ended March 31, 2004 from $178.8 million for the three months ended March 31, 2003. The increase, related to our Lawn and Garden and Household segments, as well as the change in our sales mix by segment, were primarily due to stronger sales of fertilizer and indoor insecticide products compared to 2003. This increase was partially offset by the cessation of sales of charcoal and non-core WPC products in the Contract segment in the second quarter of 2003 and a decline in sales of other lawn and garden products during the three months ended March 31, 2004.

Net sales in the Lawn and Garden segment increased $4.9 million, or 3.4%, to $150.5 million for the three months ended March 31, 2004 from $145.6 million for the three months ended March 31, 2003. Net sales of this segment increased primarily due to an increase in sales of fertilizer, partially offset by a decline in sales of outdoor insecticides and other growing media products. Net sales in the Household segment increased $3.6 million, or 13.0%, to $31.2 million for the three months ended March 31, 2004 from $27.6 million for the three months ended March 31, 2003. Net sales of this segment increased primarily due to an increase in sales of indoor insecticide products and insect repellent products. Net sales in the Contract segment decreased $4.6 million, or 82.1%, to $1.0 million for the three months ended March 31, 2004 from $5.6 million for the three months ended March 31, 2003. Net sales of this segment decreased primarily due to the cessation of sales of charcoal and non-core WPC products in the second quarter of 2003.

Gross Profit.  Gross profit decreased $0.8 million, or 1.1%, to $69.3 million for the three months ended March 31, 2004 from $70.1 million for the three months ended March 31, 2003. The decrease in gross profit was primarily due to increased sales volume of certain fertilizer products which generally have lower margins than our other products, which was partially due to increasing costs of granular urea used to produce fertilizer. For the year ended December 31, 2004, we expect the net increase in granular urea costs versus customer price realization to be approximately $4.0 million.  As a percentage of net sales, gross profit decreased to 38.0% for the three months ended March 31, 2004 from 39.2% for the three months ended March 31, 2003. The decrease in gross profit as a percentage of net sales was primarily due to increased raw materials prices on certain products, including granular urea costs for fertilizer products, partially offset by increased sales of insecticide products in our Lawn and Garden segment and repellent products in our Household segment and our continuing ability to achieve operational efficiencies from the merger and acquisition transactions we consummated in 2002.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses include all costs associated with the selling and distribution of products, product registrations and administrative functions such as finance, information systems and human resources. Selling, general and administrative expenses decreased $1.4 million, or 3.4%, to $40.0 million for the three months ended March 31, 2004 from $41.4 million for the three months ended March 31, 2003. The decrease was primarily due to decreased media and advertising spending, various operational efficiencies we continued to achieve from the merger and acquisition transactions we consummated in 2002 and a $2.4 million adjustment to increase amortization expense during the three months ended March 31, 2003 as a result of the final valuation received relative to our Schultz Company merger in May 2002.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.9% for the three months ended March 31, 2004 from 23.2% for the three months ended March 31, 2003.  The decrease was due to the decline in expenses previously described.

Operating Income.  As a result of the factors previously described, operating income increased $0.6 million, or 2.1%, to $29.3 million for the three months ended March 31, 2004 from $28.7 million for the three months ended March 31, 2003. As a percentage of net sales, operating income increased to 16.1% for the three months ended March 31, 2004 from 16.0% for the three months ended March 31, 2003.

Operating income in the Lawn and Garden segment decreased $1.7 million, or 7.7%, to $20.4 million for the three months ended March 31, 2004 from $22.1 million for the three months ended March 31, 2003. Operating income of this segment decreased primarily due to stronger sales of certain fertilizer products, which generally have lower margins than our other products, coupled with a slight decline in sales of certain other lawn and garden products.  Operating income in the Household segment increased $2.4 million, or 36.4%, to $9.0 million for the three months ended March 31, 2004 from $6.6 million for the three months ended March 31, 2003. Operating income of this segment increased primarily due to increased sales of insecticide products, offset partially by a slight decline in sales of repellent products. Operating loss in the Contract segment increased to $0.2 million for the three months ended March 31, 2004 from less than $0.1 million for the three months ended March 31, 2003. Operating loss of this segment increased primarily due to increased operating costs and the cessation of sales of charcoal and non-core products acquired in our acquisition of WPC Brands in December 2002.

Interest Expense.  Interest expense decreased $0.1 million, or 1.0%, to $9.6 million for the three months ended March 31, 2004 from $9.7 million for the three months ended March 31, 2003. The decrease in interest expense was primarily due to write-offs of previously deferred financing fees totaling $1.8 million in 2003 recorded in connection with our repayment of a portion of the obligations outstanding under our senior credit facility then in effect and a general decline in interest rates in 2004 compared to 2003, partially offset by an increase in our average debt outstanding during 2004 compared to 2003.

Net Income.  Net income increased $1.3 million, or 12.6%, to $12.4 million for the three months ended March 31, 2004 from $11.1 million for the three months ended March 31, 2003 due to the factors previously described.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and debt service under our senior credit facility and our senior subordinated notes.

We believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet the anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments for the foreseeable future. In addition to the Nu-Gro acquisition described in more detail under the heading “Recent Events” in this section, we are regularly engaged in acquisition discussions with a number of other sellers although we cannot guarantee that any acquisitions will be consummated. If we do consummate any acquisitions such transactions could be material to our business and require us to incur additional debt under our revolving credit facility or otherwise.

We cannot ensure that sufficient cash flows will be generated from operations to repay our senior subordinated notes and amounts outstanding under our senior credit facility at maturity without requiring additional financing. Our ability to meet debt service and clean-down obligations and reduce debt will be dependent on our future performance, which in turn, will be subject to general economic and weather conditions and to financial, business and other factors, including factors beyond our control. Because a portion of our debt bears interest at floating rates, our financial condition is and will continue to be affected by changes in prevailing interest rates.

Operating Activities.  Operating activities used net cash of $80.8 million for the three months ended March 31, 2004 compared to $55.4 million for the three months ended March 31, 2003. The increase in net cash used in operating activities was primarily due to increased inventories which used $7.5 million more cash in 2004 than in 2003 due to our efforts to fulfill demand associated with increased sales and projections for better weather conditions for the second quarter of 2004 compared to first and second quarter of 2003. The increase in net cash used in operating activities was also due to a decline in accrued expense which provided $10.7 million less cash in 2004 than in 2003 due primarily to lower costs accrued for advertising and promotion, interest and other accrued items, partially offset by higher costs accrued for preferred stock dividends. In addition, the seasonal nature of our operations generally requires cash to fund significant increases in working capital, primarily accounts receivable and inventories, during the first half of the year. Accounts receivable and accounts payable generally build substantially in the first half of the year, in line with increasing sales as the season begins. These balances generally decline over the latter part of the year as the lawn and garden season winds down.

Investing Activities.  Investing activities used net cash flows of $3.5 million for the three months ended March 31, 2004 compared to $1.3 million for the three months ended March 31, 2003. The increase in net cash flows used in investing activities was due to a $2.2 million increase in capital expenditures in 2004 compared to 2003.  Capital expenditures relate primarily to the construction of additional capacity for production and distribution, the development and implementation of our enterprise resource planning, or ERP, system and the enhancement of certain of our existing facilities. Cash used for capital expenditures was $3.5 million for the three months March 31, 2004 and $1.3 million for the three months March 31, 2003. The increase in capital expenditures from 2003 to 2004 was primarily related to increased construction costs to expand our production and distribution capacity.  We expect to spend approximately $17.1 million on capital expenditures in 2004, exclusive of capital leases, including $3.2 million on our ERP system.

Financing Activities.  Financing activities provided net cash flows of $72.9 million for the three months ended March 31, 2004 compared to providing net cash flows of $46.4 million for the three months ended March 31, 2003. The increase in net cash flows provided by financing activities was primarily due to borrowings, net of repayments, of $61.2 million in 2004 compared to borrowings, net of repayments, of $41.7 million in 2003.  The increase was also due to higher cash overdrafts of $7.8 million in 2004 compared to 2003, driven by outstanding checks at the end of each period.  These increases were partially offset by declines in cash flows of other financing activities.

Historically, we have utilized internally generated funds and borrowings under credit facilities to meet ongoing working capital and capital expenditure requirements. As a result of increased borrowings over the past several years, we have significantly increased cash requirements for debt service relating to our senior subordinated notes and senior credit facility. We had total long-term debt, excluding capital lease obligations, of $449.5 million as of March 31, 2004, $442.4 million as of March 31, 2003 and $388.5 million as of December 31, 2003. We will rely on internally generated funds and, to the extent necessary, borrowings under our revolving credit facility to meet liquidity needs. We had unused availability under our revolving credit facility then in effect of $86.8 million as of March 31, 2004, $87.8 million as of March 31, 2003 and

$87.9 million as of December 31, 2003.  As of April 30, 2004, after giving effect to the refinancing, the Nu-Gro acquisition and the repurchase of our outstanding preferred stock, including accrued but unpaid dividends, we had unused availability under the revolving portion of our new senior credit facility of $47.0 million.

Long-term debt, excluding capital lease obligations, totaled $449.5 million as of March 31, 2004, $442.4 million as of March 31, 2003 and $388.5 million as of December 31, 2003. This debt was comprised of senior subordinated notes, including related premiums, of $236.0 million as of March 31, 2004, $236.3 million as of March 31, 2003 and $236.1 million as of December 31, 2003 and borrowings under our senior credit facility then in effect of $152.0 million as of March 31, 2004, $206.2 million as of March 31, 2003 and $152.4 million as of December 31, 2003. The weighted average rate on borrowings under our senior credit facility then in effect was 5.02% as of March 31, 2004, 5.27% as of March 31, 2003 and 5.12% as of December 31, 2003. The weighted average rate on the senior subordinated notes was 9.875% as of the end of each of these periods, resulting in a blended weighted average rate of 7.57% as of March 31, 2004, 7.72% as of March 31, 2003 and 8.01% as of December 31, 2003. The fair value of our total fixed-rate debt was $245.6 million as of March 31, 2004, $243.2 million as of March 31, 2003 and $242.1 million as of December 31, 2003. The fair value of our total variable-rate debt, including current maturities and short-term borrowings, approximated the carrying value of $213.5 million as of March 31, 2004, $206.2 million as of March 31, 2003 and $152.4 million as of December 31, 2003. The fair values of our fixed-rate debt and variable-rate debt are based on quoted market prices.

Senior Credit Facility in Effect as of March 31, 2004.  Our senior credit facility, as amended as of March 14, 2003, in effect as of March 31, 2004, with Bank of America, N.A., Morgan Stanley Senior Funding, Inc. and Canadian Imperial Bank of Commerce was terminated and all obligations outstanding thereunder were repaid on April 30, 2004.  The prior senior credit facility consisted of (1) a $90.0 million revolving credit facility; (2) a $75.0 million term loan facility (Term Loan A), which was repaid in full during the year ended December 31, 2003; and (3) a $240.0 million term loan facility (Term Loan B).

The prior senior credit facility agreement contained affirmative, negative and financial covenants.  Affirmative and negative covenants placed restrictions on, among other things, levels of investments, indebtedness, insurance, capital expenditures and dividend payments.  The financial covenants required the maintenance of certain financial ratios at defined levels. As of and during the three months ended March 31, 2004 and 2003 and year ended December 31, 2003, we were in compliance with all covenants.  Under the prior senior credit facility agreement, interest rates on the revolving credit facility and Term Loan B ranged from 1.50% to 4.00% plus LIBOR, or other base rate as provided in the prior senior credit facility agreement, depending on certain financial ratios.  LIBOR was 1.11% as of March 31, 2004, 1.29% as of March 31, 2003 and 1.16% as of December 31, 2003.  The interest rate applicable to Term Loan B was 5.09% as of March 31, 2004, 5.31% as of March 31, 2003 and 5.12% as of December 31, 2003.  Unused commitments under the revolving credit facility were subject to a 0.5% annual commitment fee.

The prior senior credit facility agreement allowed us to make prepayments in whole or in part at any time without premium or penalty. During the three months ended March 31, 2004, we made principal payments of $0.4 million on Term Loan B, which primarily represented optional principal prepayments.  During the three months ended March 31, 2003, we made principal payments of $28.3 million to fully repay Term Loan A and $25.9 million on Term Loan B, which primarily represented optional principal prepayments.  During the year ended December 31, 2003, we made principal payments of $28.3 million to fully repay Term Loan A and $69.6 million on Term Loan B, which primarily represented optional principal prepayments.  The optional principal prepayments were made from operating cash flows and allowed us to remain several quarterly payments ahead of the regular payment schedule.  In connection with these prepayments, we recorded write-offs totaling $1.3 million in previously deferred financing fees which were included in interest expense in our consolidated statement of operations for the three months ended March 31, 2003.

The prior senior credit facility was secured by substantially all of our properties and assets and by substantially all of the properties and assets of our current domestic subsidiaries.  The carrying amount of our obligations under the prior senior credit facility approximated fair value because the interest rates were based on floating interest rates identified by reference to market rates.

New Senior Credit Facility.  In conjunction with the closing of the acquisition of Nu-Gro, on April 30, 2004, we entered into a new $510.0 million senior credit facility with Bank of

America, N.A., Banc of America Securities LLC, Citigroup Global Markets, Inc., Citicorp North America, Inc. and certain other lenders to refinance the indebtedness under our prior senior credit facility at more favorable rates, to provide funds for the Nu-Gro acquisition, to repurchase all of our outstanding preferred stock, along with accrued but unpaid dividends thereon, and for general working capital purposes.  The new senior credit facility consists of (1) a $125.0 million US dollar denominated revolving credit facility; (2) a $335.0 million US dollar denominated term loan facility; and (3) a Canadian dollar denominated term loan facility valued at US $50.0 million.  Subject to the terms of the new senior credit facility agreement, the revolving loan portion of the new senior credit facility matures on April 30, 2010, and the term loan obligations under the new senior credit facility mature on April 30, 2011.  The term loan obligations are to be repaid in 28 consecutive quarterly installments commencing on June 30, 2004, with a final installment due on March 31, 2011.  All of the loan obligations are subject to mandatory prepayment upon certain events, including sales of certain assets, issuances of indebtedness or equity or from excess cash flow.  The new senior credit facility agreement also allows us to make voluntary prepayments, in whole or in part, at any time without premium or penalty.

The new senior credit facility agreement contains affirmative, negative and financial covenants that are more favorable than those of the prior senior credit facility.  The negative covenants place restrictions on, among other things, levels of investments, indebtedness, capital expenditures and dividend payments that we may make or incur.  The financial covenants require the maintenance of certain financial ratios at defined levels.  Under the new senior credit facility agreement, interest rates on the new revolving credit facility can range from 1.75% to 2.50% plus LIBOR, or from 0.75% to 1.50% plus a base rate, subject to adjustment and depending on certain financial ratios.  As of April 30, 2004, the term loans were subject to interest rates equal to 2.50% plus LIBOR or 1.50% plus a base rate, as provided in the new senior credit facility agreement.  Unused commitments under the new revolving credit facility are subject to a 0.5% annual commitment fee. The new senior credit facility is secured by substantially all of our properties and assets and substantially all of the properties and assets of our current and future domestic subsidiaries.

In connection with the closing of the Nu-Gro acquisition, Bank of America, N.A., Canada Branch, separately loaned us Cdn $110.0 million for structuring purposes, which loan was repaid on April 30, 2004.

9 7/8% Series B Senior Subordinated Notes.  In November 1999, we issued $150.0 million in aggregate principal amount of 9 7/8% Series B senior subordinated notes due April 1, 2009 (the Series B Notes).  Interest accrued on the Series B Notes at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1. As described in more detail below, as of March 31, 2004, $3.1 million of the Series B Notes were outstanding.  On April 14, 2004, we repurchased all of the outstanding Series B Notes, along with accrued interest and repurchase premium of 4.938%, for $3.3 million.

9 7/8% Series C Senior Subordinated Notes.  In March 2003, we issued $85.0 million in aggregate principal amount of 9 7/8% Series C senior subordinated notes due April 1, 2009 (the Series C Notes).  Interest accrued at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1.  As described in more detail below, as of March 31, 2004, there were no Series C Notes outstanding.

9 7/8% Series D Senior Subordinated Notes.  In May 2003, we registered $235.0 million in aggregate principal amount of 9 7/8% Series D senior subordinated notes (the Series D Notes and collectively with the Series B Notes and Series C Notes, the senior subordinated notes), with terms substantially similar to the Series B Notes and Series C Notes, with the U.S. Securities and Exchange Commission and offered to exchange the Series D Notes for up to 100% of the Series B Notes and Series C Notes. The exchange offering closed in July 2003, resulting in $85.0 million, or 100%, of the Series C Notes being exchanged and $146.9 million, or 98%, of the Series B Notes being exchanged.  As of March 31, 2004, $3.1 million of the Series B Notes and $232.9 million of the Series D Notes were outstanding.

The fair value of the senior subordinated notes was $245.6 million as of March 31, 2004, $243.2 million as of March 31, 2003 and $242.1 million as of December 31, 2003, based on their quoted market price on such dates.  In accordance with the indentures that govern the senior subordinated notes, they are unconditionally and jointly and severally guaranteed by our wholly-owned subsidiaries.

Our agreements that govern the new senior credit facility and the senior subordinated notes contain a number of significant covenants that could restrict or limit our ability to:

•                                          incur more debt;

•                                          pay dividends, subject to financial ratios and other conditions;

•                                          make other distributions;

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

•                                          merge or consolidate; and

•                                          transfer and sell assets.

The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of repayment under the applicable agreements. Any default under such agreements might adversely affect our growth, financial condition, results of operations and the ability to make payments on indebtedness or meet other obligations.  As of and during the three months ended March 31, 2004 and 2003 and year ended December 31, 2003, we were in compliance with all covenants under the prior senior credit facility and the senior subordinated notes in effect as of such dates.

Common Stock Transactions.  In connection with our transaction with Bayer in June 2002, we issued 3,072,000 shares of Class A voting common stock valued at $15.4 million and 3,072,000 shares of Class B nonvoting common stock valued at $15.4 million and recorded $0.4 million of related issuance costs.  We repurchased these shares in February 2004.  See more detail included under the heading “Recent Events” in this section.

Repurchase of Preferred Stock.  In conjunction with our refinancing on April 30, 2004, we repurchased all 37,600 shares of outstanding Class A nonvoting preferred stock for $57.5 million, including all accrued and unpaid dividends thereon.

Contractual Obligations

The following table presents the aggregate amount of future cash outflows of our contractual obligations as of March 31, 2004, except as otherwise noted, excluding future amounts due for interest on outstanding indebtedness:

	Obligations due in:
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Senior credit facility (1)	$662,796	$3,209	$12,834	$8,556	$638,197
9 7/8% Series B senior subordinated notes	3,100	—	—	—	3,100
9 7/8% Series D senior subordinated notes (2)	231,900	—	—	—	231,900
Capital leases	7,426	6	4,594	914	1,912
Operating leases	61,257	6,516	22,688	12,792	19,261
Purchase obligations (3)	44,245	37,255	6,990	—	—
Professional services agreement (4)	4,313	563	2,250	1,500	—
Total contractual obligations	$1,015,037	$47,549	$49,356	$23,762	$894,370

(1)          Represents amounts due under our new senior credit facility dated as of April 30, 2004.

(2)          Excludes $1.0 million of unamortized premium.

(3)          Represents unconditional purchase obligations for goods and services not presented elsewhere in the table.

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

We lease several of our operating facilities from Rex Realty, Inc., a company owned by certain of our stockholders and operated by a former executive and past member of our Board of Directors. The operating leases expire at various dates through December 31, 2010. We have options to terminate the leases on an annual basis by giving advance notice of at least one year.  We lease a portion of our operating facilities from the same company under a sublease agreement expiring on December 31, 2005 with minimum annual rentals of $0.7 million. We have two five-year options to renew this lease, beginning January 1, 2006. Management believes that the terms of these leases approximate fair value. Rent expense under these leases was $0.3 million for the three months ended March 31, 2004, $0.3 million for the three months ended March 31, 2003 and $1.2 million for the year ended December 31, 2003.

We are obligated under additional operating leases for other operations and the use of warehouse space. The leases expire at various dates through January 31, 2015. Five of the leases provide for as many as five options to renew for five years each. Aggregate rent expense under these leases was $1.7 million for the three months ended March 31, 2004, $1.8 million for the three months ended March 31, 2003 and $7.2 million for the year ended December 31, 2003.

Guarantees and Off-Balance Sheet Risk

In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk, such as standby letters of credit and indemnifications, which are not reflected in our consolidated balance sheets.  We had $3.2 million as of March 31, 2004, $2.2 million as of March 31, 2003 and $2.7 million as of December 31, 2003 in standby letters of credit pledged as collateral to support the lease of our primary distribution facility in St. Louis, a U.S. customs bond, certain product purchases, various workers’ compensation obligations and transportation equipment. These agreements mature at various dates through November 2004 and may be renewed as circumstances warrant. Such financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In our past experience, no claims have been made against these financial instruments nor do we expect any losses to result from them. As a result, we determined such agreements do not have significant value and have not recorded any related amounts in our consolidated financial statements.

We are the lessee under a number of equipment and property leases, as described previously. It is common in such commercial lease transactions for us to agree to indemnify the lessor for the value of the property or equipment leased should it be damaged during the course of our operations. We expect that any losses that may occur with respect to the leased property would be covered by insurance, subject to deductible amounts. As a result, we determined such indemnifications do not have significant value and have not recorded any related amounts in our consolidated financial statements.

We have entered into certain commitments to purchase granular urea during our peak production season in 2004. See Note 11 of “Notes to Consolidated Financial Statements,” included elsewhere in this Quarterly Report for information regarding these commitments.

Certain Trends and Uncertainties

Seasonality and Dependence Upon Weather Conditions.  Our business is highly seasonal because our products are used primarily in the spring and summer seasons. For the past three years, approximately 71% of our net sales have occurred in the first and second quarters, resulting in higher net revenues and results of operations during those quarters. Our working capital needs, and correspondingly our borrowings, begin to peak at the beginning of the second quarter. If cash on hand is insufficient to cover payments due on our senior subordinated notes and we are unable to draw on our senior credit facility or obtain other financing, this seasonality could adversely affect our ability to make interest payments.

In addition, weather conditions in North America have a significant impact on the timing of sales in the spring selling season and our overall annual sales.  Periods of dry, hot weather can decrease insecticide sales, while periods of cold, wet weather can slow sales of herbicides and fertilizers.  In addition, an abnormally cold spring throughout North America could adversely affect both fertilizer and pesticide sales and therefore our financial results.  If weather conditions during the first and second quarters are not conducive to lawn and gardening activities, they may have an adverse effect our consolidated financial position, results of operations or cash flows.  For example, we experienced a late winter and cool, wet spring conditions in the first quarter of 2003 that delayed the start of the lawn and garden season, whereas the weather in the first quarter of 2004 was generally more mild and dry throughout North America.

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

With the growing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose bargaining strength is growing. Our top three customers, The Home Depot, Lowe’s and Wal*Mart, together accounted for approximately 70% of our first quarter 2004 net sales and approximately 58% of our outstanding accounts receivable as of March 31, 2004.  To the extent such concentration continues to occur, our net sales and operating income may be increasingly sensitive to a deterioration in the financial condition of, or other adverse developments involving our relationships with, one or more of our retailer customers. Our business has been, and may continue to be, negatively affected by changes in the policies and practices of our retailer customers, such as de-stocking and other inventory management initiatives, limitations on access to shelf space, pricing and credit term demands and other conditions. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to make purchases on a “just-in-time” basis. This requires us to shorten our lead-time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories and increase our working capital and related financing requirements.

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

As we completed all of our annual product line reviews in 2003 for the 2004 season, individual retailers provided  both positive and negative indications regarding certain elements of our programs.  One large retailer indicated it would not be selling certain types of our products at its stores due to an arrangement with another vendor.  However, the same retailer would add a number of our other SKUs to its 2004 offerings, which are expected to result in the recovery of a significant portion of the lost sales but at lower margins.  Conversely, other large retailers indicated their interest in increasing the number of our products and advertising and merchandising support for those products in their 2004 offerings which are anticipated to more than offset the lost sales previously described.

Acquisition Strategy.  We have completed a number of acquisitions and strategic transactions since 2001 and intend to grow through the acquisition of additional businesses. In addition to the Nu-Gro acquisition described in more detail under the heading “Recent Events” in this section, we are regularly engaged in acquisition discussions with a number of other sellers and anticipate that one or more potential acquisition opportunities, including those that could be material, may become available in the near future. If and when appropriate acquisition opportunities become available, we intend to pursue them actively. Further, acquisitions involve a number of special risks, including but not limited to:

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

We expect to face competition for acquisition candidates, which may limit the number of opportunities and may lead to higher acquisition prices. We cannot assure you that we will be able to identify, acquire or manage profitably additional businesses or to integrate successfully any acquired businesses into our existing business without substantial costs, delays or other operations or financial difficulties. In future acquisitions, we also could incur additional indebtedness or pay consideration in excess of fair value, which could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.

Substantial Indebtedness.  We have a significant amount of debt. As of March 31, 2004, our total debt, excluding capital lease obligations, was $449.5 million. As of April 30, 2004, after giving effect to the refinancing, the Nu-Gro acquisition and the repurchase of our outstanding preferred stock, including accrued but unpaid dividends thereon, we had unused availability under the revolving portion of our new senior credit facility of $47.0 million.  Our substantial indebtedness, including any indebtedness under our new senior credit facility, could have important consequences.

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

•                  place us at a competitive disadvantage compared to our competitors that have proportionately less debt; and

•                  limit our ability to borrow additional funds in the future, if needed, on reasonable terms.

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

Environmental and Regulatory Considerations.  Local, state, federal and foreign laws and regulations relating to environmental, health and safety matters affect us in several ways. In the United States, all products containing pesticides must be registered with the United States Environmental Protection Agency, or EPA, and, in many cases, similar state agencies before they can be manufactured or sold. The inability to obtain, or the cancellation of, any registration could have an adverse effect on our business. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals. We may not always be able to avoid these risks.

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

As of March 31, 2004 and 2003 and December 31, 2003, we believe we were substantially in compliance with applicable environmental and regulatory requirements.

Information Systems Implementation.  With the rapid growth we have experienced in the past and expect to experience in the future, we are aware of the potential that such growth may strain our ability to manage our business and strain our operational and financial resources and accounting controls. Accordingly, we have invested substantial time, money and resources in implementing an enterprise resource planning, or ERP, system to accommodate and assist in managing such growth. As we believe is the case in most system changes, the development and implementation of these systems will likely necessitate some changes in operating policies and procedures and the related internal control over financial reporting and their method of application. However, throughout this process, while we have experienced some common and customary operational issues expected in any ERP implementation the size of ours, there have been no significant changes that have materially adversely affected, or are reasonably likely to materially adversely affect, our financial resources and accounting controls. If the implementation of the ERP system is not successful or does not result in the benefits we anticipate, it could adversely affect our consolidated financial position, results of operations or cash flows.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

We formally document, designate and assess the effectiveness of any transactions that receive hedge accounting treatment. The cash flows of derivative hedging instruments we enter into are generally expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. Changes in the fair value of agreements designated as derivative hedging instruments are reported as either an asset or liability in the accompanying consolidated balance sheets with the associated unrealized gains or losses reflected in accumulated other comprehensive income.  As of March 31, 2004, we had three derivative instruments, with maturity dates through April 2004, designated as hedges against the purchase of granular urea for an aggregate contract value upon the date of execution of $2.9 million.  Such derivative hedging instruments had an unrealized loss of $0.2 million as of March 31, 2004 which is included in accumulated other comprehensive income in the accompanying consolidated balance sheet as of such date.  As of March 31, 2003, we had one derivative instrument, with a maturity date in April 2003, designated as a hedge against the purchase of granular urea for a contract value upon the date of execution of $0.7 million.  Such derivative hedging instrument had an unrealized gain of $0.4 million as of March 31, 2003 which is included in accumulated other comprehensive income in the accompanying consolidated balance sheet as of such date.  Although derivative hedging instruments were used throughout 2003, no such instruments were outstanding as of December 31, 2003.  The amounts recorded in accumulated other comprehensive income are subsequently reclassified into cost of goods sold in the same period in which the underlying hedged transactions affect earnings.  As such, net gains on derivative hedging instruments for raw materials purchases reclassified into cost of goods sold in the same period in which the underlying hedged transactions affected earnings were $0.2 million for the three months ended March 31, 2003 and $1.4 million for the year ended December 31, 2003.  No such amounts were reclassified into costs of goods sold during the three months ended March 31, 2004.

If it becomes probable that a forecasted transaction will not occur, any gains or losses in accumulated other comprehensive income will be recognized in results of operations. We have not incurred any gains or losses for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness. We have not generally entered into derivatives or other hedging arrangements for trading or speculative purposes but may consider doing so in the future if strategic circumstances warrant, and our bank covenants and bond indentures permit, such transactions.

As of March 31, 2004, we had five purchase commitments, with expected purchase dates through April 2004, for the purchase of granular urea for an aggregate purchase price of $2.2 million.  As of March 31, 2003, we had one purchase commitment, with an expected purchase date in April 2003, for the purchase of granular urea of $0.7 million. As of March 31, 2004, our outstanding derivative hedging instruments and purchase commitments effectively fixed 57% of our remaining 2004 urea purchases.  While we expect these derivative hedging instruments and purchase commitments to manage our exposure to such price fluctuations, no assurance can be provided that such instruments will be effective in fully mitigating exposure to these risks, nor can assurance be provided that we will be successful in passing on pricing increases to our customers.

Market Risk Sensitive Instruments

As described further under the heading, “Liquidity and Capital Resources,” of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” much of our debt is variable-rate debt and is subject to fluctuation in interest rates.

The following table summarizes information about our debt instruments, excluding unamortized premium of $1.0 million on fixed rate debt, as of March 31, 2004, that are sensitive to changes in interest rates. The table presents future principal cash flows and related weighted-average interest rates by expected maturity dates, which are based on implied forward rates in the yield curve at March 31, 2004 (dollars in thousands):

Description	Remainder of 2004	2005	2006	2007	2008	There- After	Total	Fair Value

Long-term debt:
Fixed-rate debt	$—	$—	$—	$—	$—	$235,000	$235,000	$245,575
Average interest rate	—	—	—	—	—	9.875%	9.875%
Variable-rate debt	$61,921	$113,780	$37,794	$—	$—	$—	$213,495	$213,495

An increase in our weighted average variable borrowing rates of 1% would have resulted in an increase to annual interest expense of approximately $1.8 million for the three months ended March 31, 2004 and $2.3 million for the three months ended March 31, 2003.

Exchange Rate Risk

The functional currency for substantially all of our operations is the US dollar.  We are exposed to the impact of foreign exchange rate risk, primarily through the Canadian operations we acquired in our acquisition of Nu-Gro, where the functional currency is the Canadian dollar.  The recent weakening of the US dollar compared to the Canadian dollar positively impacted our purchase price of Nu-Gro and the net sales and operating income of its subsidiaries since the date of acquisition.  We are also subject to foreign exchange transaction exposure when our Canadian business purchases inventory in US dollars.  We do not currently enter into foreign exchange forward contracts to mitigate foreign exchange rate risk.

Inflation Risk

We manage inflation risks through a continuing review of our product selling prices and production costs.  We do not believe that inflation risks are material to our consolidated financial position, results of operations or cash flows.

ITEM 4.                             CONTROLS AND PROCEDURES.

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

Internal Control Over Financial Reporting

Since 2001, we have been in the process of developing an enterprise resource planning, or ERP, system on a company-wide basis. As we believe is the case in most system changes, the development and eventual implementation of these systems has necessitated some changes in operating policies and procedures and the related internal controls and their method of application. We believe that throughout this process, we have maintained internal accounting control systems that are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, and which produce adequate records for preparation of financial information.  Accordingly, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS.

We are involved from time to time in routine legal matters and other claims incidental to the business.  When it appears probably in management’s judgment that we will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, liabilities are recorded in the consolidated financial statements and charges are recorded against earnings.  We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K.

a.                                       The Exhibit Index begins on page 47.

b.                                      Reports on Form 8-K.

On February 11, 2004, we furnished a Current Report on Form 8-K under Item 12 to announce our earnings for the quarter and year ended December 31, 2003.

On February 12, 2004, we furnished a Current Report on Form 8-K under Item 12 to disclose responses to participant questions on our quarterly conference call to discuss earnings for the quarter and year ended December 31, 2003.

On March 12, 2004, we filed a Current Report on Form 8-K under Item 5 to announce our execution of a definitive agreement to acquire The Nu-Gro Corporation and our plans to refinance our existing senior credit facility with a new senior credit facility.

On April 30, 2004, we filed a Current Report on Form 8-K under Item 2 to announce our closing of the Nu-Gro acquisition, the closing of the refinancing of our new senior credit facility and the repurchase of all of our outstanding shares of Class A nonvoting preferred stock.

On May 14, 2004, we furnished a Current Report on Form 8-K under Item 12 to announce our earnings for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INDUSTRIES CORPORATION
Registrant

	By:	/s/ Daniel J. Johnston
Daniel J. Johnston
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)
Dated: May 14, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company, dated January 13, 1999.(1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated January 20, 1999.(1)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated January 20, 1999.(2)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated January 20, 1999.(3)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated January 20, 1999.(3)
3.6	By-laws of the Company.(1)
10.49

Credit Agreement, dated as of April 30, 2004 among the Company, Bank of America, N.A., Banc of America Securities LLC, Citigroup Global Markets Inc., Citigroup Global Markets Inc., and Other Lenders Party Hereto (as defined therein).*†

10.50	Trademark License and Manufacturing and Supply Agreement by and between United Industries Corporation and Home Depot U.S.A., Inc. effective as of January 1, 2004.*(4)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certifications (furnished to, but not “filed” with, the U.S. Securities and Exchange Commission).*

(1)          Previously filed as an Exhibit to the Registrant’s Registration Statement on Form S-4 (No. 333-76055) filed on April 9, 1999 and incorporated by reference herein.

(2)          Previously filed as an Exhibit to the Registrant’s Form 10-K filed on March 30, 2000 and incorporated by reference herein.

(3)          Previously filed as an Exhibit to the Registrant’s Form 10-Q filed on November 12, 2002 and incorporated by reference herein.

(4)          Confidential treatment has been requested for portions of this exhibit.

*                 Filed or furnished herewith.

†                  The Company agrees to furnish to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.