Form 10-Q
period 2004-06-30
UNITED INDUSTRIES CORP
filed 2004-08-16
CIK 1083200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 16, 2004, the registrant had 35,954,496 Class A voting and 35,954,496 Class B nonvoting shares of common stock outstanding.

UNITED INDUSTRIES CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2004
TABLE OF CONTENTS

TRADEMARKS

Spectracide®, Spectracide Triazicide®, Spectracide Terminate®, Spectracide Pro®, Hot Shot®, Garden Safe®, Schultz™, Rid-a-Bug®, Bag-a-Bug®, Real-Kill®, No-Pest®, Repel®, Vigoro®, Sta-Green®, Bandini®, Wilson®, So-Green®, Greenleaf®, Green Earth®, IB Nitrogen®, Nitroform®, Nutralene®, S.C.U. ® and Organiform® are our trademarks and trade names. We also license certain Cutter® trademarks from Bayer A.G., Peters® and Peters Professional® trademarks from The Scotts Company, CIL® trademarks from ICI Canada Inc., Plant-Prod® trademarks from Plant Products Co. Ltd. and Pickseed® trademarks from Pickseed Canada Inc. Other trademarks and trade names used in this Quarterly Report are the property of their respective owners.

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

•       industry trends and competition;

•       our ability to manage rapid growth, the integration of acquisitions and the diversification of our businesses;

•       our ability to achieve the benefits we expect from acquisitions, including The Nu-Gro Corporation and United Pet Group, Inc. transactions;

•       our ability to successfully implement or integrate our information systems;

•       public perception regarding the safety of our products;

•       governmental regulations;

•       terrorist attacks or acts of war;

•       cost and availability of raw materials or product components;

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

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	June 30,		December 31,
	2004	2003	2003
ASSETS
Current assets:
Cash and cash equivalents	$8,502	$10,823	$11,413
Accounts receivable, net of reserves of $5,307 and $4,941 at June 30, 2004 and 2003, respectively, and $2,753 at December 31, 2003	161,192	126,026	29,890
Inventories	126,707	77,703	96,795
Prepaid expenses and other current assets	15,323	8,470	15,141
Total current assets	311,724	223,022	153,239
Equipment and leasehold improvements, net	69,251	32,878	37,153
Deferred tax asset	123,894	84,953	186,562
Goodwill	61,398	8,839	6,221
Intangible assets, net	157,621	87,038	86,872
Other assets, net	17,598	11,863	9,897
Total assets	$741,486	$448,593	$479,944
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$4,151	$1,434	$1,349
Accounts payable	57,754	41,092	29,774
Accrued expenses	54,923	56,984	39,574
Total current liabilities	116,828	99,510	70,697
Long-term debt, net of current maturities	613,591	408,071	387,657
Capital lease obligations, net of current maturities	3,324	3,483	3,191
Other liabilities	4,055	3,231	3,256
Total liabilities	737,798	514,295	464,801
Commitments and contingencies (see Note 11)
Stockholders’ equity (deficit):
Preferred stock (no shares of $0.01 par value Class A issued and outstanding at June 30, 2004, 40,000 authorized; 37,600 shares issued and outstanding at June 30, 2003 and December 31, 2003, 40,000 authorized)	—	—	—
Common stock (33.2 million shares each of $0.01 par value Class A and Class B issued, 30.1 million shares of each outstanding and 43.6 million shares of each authorized at June 30, 2004; 33.2 million shares each of $0.01 par value Class A and Class B issued and outstanding, 43.6 million shares of each authorized at June 30, 2003 and December 31, 2003)	665	665	665
Treasury stock (3.1 million shares each of $0.01 par value Class A and Class B, at cost at June 30, 2004; 9,569 shares of each, at cost at June 30, 2003 and December 31, 2003)	(24,469)	(96)	(96)
Warrants and options	11,745	11,745	11,745
Additional paid-in capital	170,672	210,806	210,908
Accumulated deficit	(152,865)	(258,848)	(179,738)
Common stock subscription receivable	—	(24,177)	(22,534)
Common stock repurchase option.	—	(2,636)	(2,636)
Common stock held in grantor trusts	(2,847)	(2,847)	(2,847)
Loans to executive officer	(215)	(324)	(324)
Accumulated other comprehensive income	1,002	10	—
Total stockholders’ equity (deficit)	3,688	(65,702)	15,143
Total liabilities and stockholders’ equity (deficit)	$741,486	$448,593	$479,944

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
				(As Restated)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales	$239,835	$206,003	$422,538	$384,815
Operating costs and expenses:
Cost of goods sold	155,857	123,797	269,265	232,552
Selling, general and administrative expenses	49,784	37,905	89,765	79,304
Total operating costs and expenses	205,641	161,702	359,030	311,856
Operating income	34,194	44,301	63,508	72,959
Interest expense	11,908	10,271	21,528	19,974
Interest income	86	455	371	954
Income before income tax expense	22,372	34,485	42,351	53,939
Income tax expense	5,039	13,123	12,631	21,525
Net income	17,333	21,362	29,720	32,414
Preferred stock dividends	585	1,863	2,781	3,670
Net income available to common stockholders	$16,748	$19,499	$26,939	$28,744
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:
Net income	$17,333	$21,362	$29,720	$32,414
Other comprehensive income:
Gain (loss) on derivative hedging instruments, net of tax of $110, $11, $0 and $481, respectively	(179)	(18)	—	784
Foreign currency translation gain, net of tax of $614, $0, $614 and $0, respectively	1,002	—	1,002	—
Comprehensive income	$18,156	$21,344	$30,722	$33,198

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
		(As Restated)
Cash flows from operating activities:
Net income	$29,720	$32,414
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	15,498	8,336
Amortization and write-off of deferred financing fees	2,960	3,663
Deferred income tax expense	12,631	20,188
Gain on sale of aircraft	(1,497)	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(76,752)	(104,296)
Inventories	12,736	7,488
Prepaid expenses	949	2,878
Other assets	(3,151)	(3,353)
Accounts payable	(3,925)	14,413
Accrued expenses	27,726	3,270
Other operating activities, net	799	1,082
Net cash flows provided by (used in) operating activities	17,694	(13,917)
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(6,826)	(3,425)
Payment for acquisition of the Nu-Gro Corporation	(146,448)	—
Proceeds from sale of aircraft	2,780	—
Proceeds from sale of WPC product lines	—	4,204
Net cash flows provided by (used in) investing activities	(150,494)	779
Cash flows from financing activities:
Proceeds from issuance of senior subordinated notes	—	86,275
Proceeds from borrowings on new senior credit facility	385,000	—
Proceeds from issuance of common stock	—	84
Payments received for common stock subscription receivable	—	2,049
Payments received on loans to executive officer	109	80
Payment for repurchase of senior subordinated notes	(3,100)	—
Repayment of borrowings on term debt	(179,986)	(78,059)
Payments for capital lease obligations	(3,841)	(295)
Payments for debt issuance costs	(9,954)	(2,924)
Payments for repurchase of preferred stock and accrued dividends	(57,557)	—
Payment for Bayer transactions for treasury stock	(1,500)	—
Change in book cash overdraft	4,079	6,433
Net cash flows provided by financing activities	133,250	13,643
Effect of exchange rates on cash and cash equivalents	(3,361)	—
Net increase (decrease) in cash and cash equivalents	(2,911)	505
Cash and cash equivalents, beginning of period	11,413	10,318
Cash and cash equivalents, end of period	$8,502	$10,823
Noncash financing activities:
Debt assumed in Nu-Gro acquisition	$26,654	$—
Bayer transactions for treasury stock (see Note 13)	$22,873	$—
Execution of capital lease for transportation equipment	$3,525	$—
Preferred stock dividends accrued	$585	$3,670
Retirement of preferred stock	$37,665	$—

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where indicated)
(Unaudited)

Note 1—Description of Business and Basis of Presentation

Under a variety of brand names, and operating as Spectrum Brands and Nu-Gro, United Industries Corporation (the Company) manufactures and markets one of the broadest lines of products in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents, fertilizers, growing media and soils. The Company’s value brands are targeted toward consumers who want products and packaging that are comparable or superior to, and at lower prices than, premium-priced brands, while its opening price point brands are designed for cost-conscious consumers who want quality products. The Company’s products are marketed to mass merchandisers, home improvement centers, hardware, grocery and drug chains, nurseries and garden centers throughout North America.

The Company’s operations are divided into three business segments: Consumer Lawn and Garden, Consumer Household and Fertilizer Technology and Other. The Company’s lawn and garden brands include, among others, Spectracide®, Garden Safe® and Real-Kill® in the controls category, as well as Sta-Green®, Vigoro®, Schultz™ and Bandini® brands in the lawn and garden fertilizer and growing media categories. The Company’s household brands include, among others, Hot Shot®, Cutter® and Repel®. The Fertilizer Technology and Other segment includes a variety of controlled-release nitrogen products and technology, as well as a variety of compounds and chemicals, such as cleaning solutions and other consumer products. The Company’s fertilizer technology brands include, among others, Nutralene® and Nitroform®. As described in more detail in Note 15, the basis of the Company’s segmentation has been modified since March 31, 2004 to accommodate the acquisition of The Nu-Gro Corporation (Nu-Gro) (see Note 3).

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

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 2—Definitive Agreement to Acquire United Pet Group, Inc.

On June 14, 2004, the Company and a wholly-owned subsidiary entered into a definitive agreement to complete a merger of the subsidiary with and into United Pet Group, Inc. (UPG), a privately owned manufacturer and marketer of premium branded pet supplies. UPG’s stockholders approved the transaction on June 16, 2004 and the Company completed the merger on July 30, 2004 for cash consideration of $360.0 million. The transaction was financed with $250.0 million of proceeds from the Company’s New Senior Credit Facility, as amended (see Note 10), including $75.0 million under a second lien facility, $70.0 million of proceeds from the issuance of 5.8 million shares each of the Company’s Class A and Class B common stock to affiliates of Thomas H. Lee Partners, the Company’s largest stockholder, Banc of America Securities LLC and certain UPG selling stockholders and the remainder from the Company’s cash balances. The transaction will be accounted for as an acquisition and, accordingly, the results of operations of UPG will be included in the Company’s results of operations from July 30, 2004, the date of acquisition. The Company is currently in the process of obtaining an independent third-party valuation of assets acquired and liabilities assumed for purchase price allocation purposes and expects the valuation to be completed during the fourth quarter of 2004.

Note 3—Acquisition of The Nu-Gro Corporation

On April 30, 2004, the Company completed the acquisition of all of the outstanding common shares of Nu-Gro, a lawn and garden products company then incorporated under the laws of Ontario, Canada. As a result of the acquisition, Nu-Gro and its subsidiaries became wholly-owned subsidiaries of the Company. The total purchase price included cash consideration of $146.4 million, including $5.0 million of related acquisition costs, and the assumption of $26.7 million of outstanding debt, which was immediately repaid by the Company at closing. The transaction was financed with proceeds from the Company’s New Senior Credit Facility (see Note 10). The acquisition was executed to expand the Company’s reach throughout North America, broaden its product offerings and customer base, vertically integrate certain of its operations, including gaining access to advanced fertilizer technologies, and to achieve economies of scale and synergistic efficiencies.

The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in the consolidated financial statements from April 30, 2004, the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values. The Company preliminarily allocated $66.4 million of the purchase price to intangible assets and $40.5 million to goodwill for consideration paid in excess of the fair value of net assets acquired, which is not deductible for tax purposes. The acquired intangible assets consist primarily of trade names, which are currently being amortized using the straight-line method over periods ranging from fifteen to thirty years, and to customer relationships, which are currently being amortized using the straight-line method over periods ranging from five to ten years. In addition, the Company increased the value of inventory acquired from Nu-Gro by $6.1 million to reflect estimated fair value on the date of acquisition, which is currently being recorded as cost of goods sold commensurate with related subsequent sales activity during 2004. For the three months ended June 30, 2004, amortization expense associated with such write-up of inventory to estimated fair value of $5.2 million was recorded in cost of goods sold.

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 3—Acquisition of The Nu-Gro Corporation (Continued)

The purchase price allocation is based on preliminary information, which is subject to adjustment upon obtaining the final report of an independent third-party valuation firm. The Company is currently in the process of obtaining such report and expects the final purchase price allocation to be completed during the third quarter of 2004. While the final purchase price allocation may differ significantly from the preliminary allocation provided herein, management believes any adjustments resulting from the final allocation will not have a material impact on the consolidated results of operations or financial position of the Company.

The following table summarizes the preliminary purchase price calculation and the preliminary estimated fair values of assets acquired and liabilities assumed as of April 30, 2004, the date of acquisition:

April 30, 2004
Purchase price:
Cash	$141,402
Transaction costs	5,046
Total purchase price	$146,448
Allocation of purchase price:
Assets:
Accounts receivable	$53,617
Inventories	41,856
Other current assets	1,158
Equipment and leasehold improvements	27,991
Goodwill	40,492
Trade names	47,750
Customer relationships	18,600
Other assets	1,058
Liabilities:
Accounts payable and accrued expenses	(33,109)
Short-term borrowings and currentmaturities of long-term debt	(20,951)
Long-term debt, net of current maturities	(5,703)
Deferred income taxes	(26,311)
Total purchase price	$146,448

The following table presents the Company’s unaudited consolidated results of operations on a pro forma basis, as if the Nu-Gro acquisition had occurred on January 1, 2004 and 2003, as applicable:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$265,124	$269,452	$489,772	$496,484
Net income	24,114	25,465	37,874	39,137

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 3—Acquisition of The Nu-Gro Corporation (Continued)

The unaudited pro forma consolidated financial information presented herein is not necessarily indicative of the consolidated results of operations or financial position that would have resulted had the acquisition been completed at the beginning of or as of the periods presented, nor is it indicative of the results of operations in future periods or the future financial position of the combined companies.

With the acquisition of Nu-Gro, the Company has become subject to foreign currency translation gains and losses, as the Canadian dollar is the functional currency of Nu-Gro’s Canadian subsidiaries. For translation of the Canadian subsidiaries’ financial statements, assets and liabilities are translated at the period-end exchange rate, while statement of operations accounts are translated at average exchange rates monthly. The resulting translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity (deficit). Transaction gains or losses on intercompany balances with Nu-Gro that are designated as foreign currency transactions are recorded monthly in selling, general and administrative expenses in the consolidated statement of operations. Foreign currency transactions are recorded at the prevailing exchange rate on the transaction date.

Note 4—Stock-Based Compensation

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

SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the Company determined stock-based compensation expense using the fair value method. The following table presents net income, as reported, stock-based compensation expense that would have been recorded using the fair value method and pro forma net income that would have been reported had the fair value method been applied:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
				(As Restated)
Net income, as reported	$17,333	$21,362	$29,720	$32,414
Stock-based compensation expense using the fair value method, net of tax	(289)	(368)	(467)	(720)
Pro forma net income	$17,044	$20,994	$29,253	$31,694

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 5—Inventories

Inventories consist of the following:

	June 30,		December 31,
	2004	2003	2003
Components and packaging	$42,514	$29,554	$34,619
Finished goods	90,784	54,546	67,794
Allowance for obsolete and slow-moving inventory	(6,591)	(6,397)	(5,618)
Total inventories	$126,707	$77,703	$96,795

Note 6—Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	June 30,		December 31,
	2004	2003	2003
Machinery and equipment	$49,588	$37,886	$39,024
Office furniture, equipment and capitalized software	32,605	24,015	30,183
Transportation equipment	4,441	5,998	6,418
Leasehold improvements	3,716	2,815	3,157
Land and buildings	15,941	—	114
	106,291	70,714	78,896
Accumulated depreciation and amortization	(37,040)	(37,836)	(41,743)
Total equipment and leasehold improvements, net	$69,251	$32,878	$37,153

For the three months ended June 30, 2004 and 2003, depreciation and amortization expense was $4.1 million and $1.6 million, respectively. For the six months ended June 30, 2004 and 2003, depreciation and amortization expense was $6.6 million and $3.4 million, respectively. In February 2004, the Company executed a capital lease agreement for the use of an aircraft for $3.5 million. In April  2004, the Company closed an agreement that was executed in March 2004 to sell the aircraft it replaced in February 2004. The carrying value of the aircraft sold was $1.2 million and proceeds from the sale were $2.8 million. Accordingly, after related expenses of $0.1 million, the Company recorded a $1.5 million gain on sale which is included in operating income in the accompanying consolidated statement of operations. As of June 30, 2004 and 2003 and December 31, 2003, the cost of the aircraft held under capital lease was $3.8 million, $5.3 million and $5.3 million, respectively, and related accumulated amortization was $0.1 million, $3.8 million and $4.4 million, respectively.

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 7—Goodwill and Intangible Assets

Intangible assets consist of the following:

		June 30, 2004			June 30, 2003			December 31, 2003
	Amortization	Gross		Net	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	in Years	Value	Amortization	Value	Value	Amortization	Value	Value	Amortization	Value
						(As Restated)
Intangible assets:
Trade names	5-40	$115,534	$ (6,235)	$109,299	$64,351	$(2,494)	$61,857	$61,548	$ (2,958)	$58,590
Customer relationships	5-10	54,428	(13,922)	40,506	24,897	(4,895)	20,002	31,196	(8,566)	22,630
Supply agreements	3-10	8,601	(991)	7,610	5,694	(1,033)	4,661	5,694	(380)	5,314
Other intangible assets	25	708	(502)	206	601	(83)	518	604	(266)	338
Total intangible assets, net		$179,271	$(21,650)	$157,621	$95,543	$(8,505)	$87,038	$99,042	$(12,170)	$86,872
Goodwill				61,398			8,839			6,221
Total goodwill and intangible assets, net				$219,019			$95,877			$93,093

Intangible assets include trade names, customer relationships, supply agreements and other intangible assets, which are valued upon acquisition through independent third-party appraisals, where material, or using other valuation methods. Intangible assets are amortized using the straight-line method over periods ranging from five to forty years, or in the case of the supply agreements, over the period in which their economic benefits are expected to be utilized, or three to ten years. The table above reflects reclassifications of approximately $4.4 million from trade names to customer relationships and approximately $4.1 million from goodwill to customer relationships recorded during the second and third quarters of 2003 due to the final independent third-party valuation reports received during such quarters and the establishment of related deferred tax liabilities.

Amounts recorded for goodwill in connection with the Nu-Gro acquisition totaled $40.5 million at June 30, 2004 and was allocated based on preliminary information, which is subject to adjustment upon obtaining the final report of an independent third-party valuation firm. Goodwill by segment was $36.6 million for the Consumer Lawn and Garden segment, $6.8 million for the Consumer Household segment and $18.0 million for the Fertilizer Technology and Other segment as of June 30, 2004. Goodwill by segment was $6.2 million for the Consumer Lawn and Garden segment, $2.5 million for the Consumer Household segment and $0.2 million for the Fertilizer Technology and Other segment as of June 30, 2003. Goodwill by segment was $4.2 million for the Consumer Lawn and Garden segment, $1.9 million for the Consumer Household segment and $0.1 million for the Fertilizer Technology and Other segment as of December 31, 2003.

Restatement

The Company had initially reflected the guidance outlined in EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” as of the date it finalized the

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 7—Goodwill and Intangible Assets (Continued)

allocation of the purchase price of Schultz Company, in the first quarter of 2003, and began amortizing the customer relationship intangible asset over its remaining useful life. In March 2004, the Company determined that the effect of the application of EITF 02-17 should have been applied from the date of acquisition and, as such should have resulted in a $2.4 million noncash charge for the additional amortization related to the final valuation of the $24.6 million customer relationship intangible asset. Accordingly, in the fourth quarter of 2003, the Company restated the March 31, 2003 quarterly financial information to include the noncash adjustment which increased first quarter 2003 selling, general and administrative expenses by $2.4 million and decreased income before income tax expense and net income by $2.4 million, as the intangible assets are not deductible for tax purposes. Operating income and net income as originally reported for the three months ended March 31, 2003 of $31,058 and $13,453, respectively, were higher than the respective restated first quarter amounts of $28,658 and $11,053 due to the additional amortization expense described above. In addition, operating income and net income as originally reported for the six months ended June 30, 2003 of $75,359 and $34,814, respectively, were higher than the respective restated amounts of $72,959 and $32,414 due to the additional amortization expense described above.

Customer Agreement

On February 12, 2004, the Company and its largest customer executed a licensing, manufacturing and supply agreement (the Agreement). Under the Agreement, the Company will license certain of its trademarks and be the exclusive manufacturer and supplier for certain products branded with such trademarks from January 1, 2004, the effective date of the Agreement, through December 31, 2008 or such later date as is specified in the Agreement. Provided the customer achieves certain required minimum purchase volumes and other conditions during such period, and the manufacturing and supply portion of the Agreement is extended for an additional three-year period as specified in the Agreement, the Company will assign the trademarks to the customer not earlier than May 1, 2009, but otherwise within thirty days after the date upon which such required minimum purchase volumes are achieved. The carrying value of such trademarks as of February 12, 2004 was approximately $16.0 million. If the customer fails to achieve the required minimum purchase volumes or meet other certain conditions, assignment may occur at a later date, if certain conditions are met. In addition, as a result of executing the Agreement, the Company has modified the trademarks’ initial amortization period of forty years and will record amortization in a manner consistent with projected sales activity over five years, because the Company believes the customer will achieve all required conditions by May 2009. The modification of the amortization period will result in additional annual amortization expense of approximately $2.7 million in the year ended December 31, 2004.

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 7—Goodwill and Intangible Assets (Continued)

For the three months ended June 30, 2004 and 2003 and the year ended December 31, 2003, aggregate amortization expense related to intangible assets was $5.2 million, $2.1 million and $9.3 million, respectively. For the six months ended June 30, 2004 and 2003, aggregate amortization expense related to intangible assets was $8.9 million and $4.9 million, respectively. The following table presents estimated amortization expense for intangible assets during each of the next five years:

Year	Amount
Remainder of 2004	$11,069
2005	17,387
2006	17,502
2007	13,343
2008	10,544

Note 8—Other Assets

Other assets consist of the following:

	June 30,		December 31,
	2004	2003	2003
Deferred financing fees	$22,005	$23,542	$23,841
Accumulated amortization	(6,198)	(13,063)	(14,948)
Deferred financing fees, net	15,807	10,479	8,893
Other	1,791	1,384	1,004
Total other assets, net	$17,598	$11,863	$9,897

As described in Note 10, during the three months ended June 30, 2004, the Company recorded deferred financing fees of $10.0 million in connection with its New Senior Credit Facility and wrote-off $1.7 million of deferred financing fees in connection with the repayment of obligations under its Prior Senior Credit Facility.

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 9—Accrued Expenses

Accrued expenses consist of the following:

	June 30,		December 31,
	2004	2003	2003
Advertising and promotion	$25,143	$26,023	$9,605
Interest	8,863	6,897	6,219
Cash overdraft	4,079	—	—
Preferred stock dividends	—	13,128	17,111
Salaries and benefits	3,590	4,491	3,644
Commissions	1,440	620	459
Income taxes payable	1,650	346	—
Severance costs	414	545	201
Freight	2,631	1,874	1,152
Acquisition costs	1,478	453	—
Other	5,635	2,607	1,183
Total accrued expenses	$54,923	$56,984	$39,574

Note 10—Long-Term Debt

Long-term debt, excluding capital lease obligations, consists of the following:

	June 30,		December 31,
	2004	2003	2003
New Senior Credit Facility:
Term Loan	$334,163	$—	$—
Canadian Loan	50,380	—	—
Revolving Credit Facility	—	—	—
Prior Senior Credit Facility:
Term Loan B	—	172,767	152,368
Revolving Credit Facility	—	—	—
Senior Subordinated Notes:
9 7/8% Series B Senior Subordinated Notes	—	150,000	3,100
9 7/8% Series C Senior Subordinated Notes, including unamortizedpremium of $1.2 million	—	86,202	—
9 7/8% Series D Senior Subordinated Notes, including unamortizedpremium of $1.0 million and $1.1 million, respectively	232,903	—	232,985
Total long-term debt	617,446	408,969	388,453
Less current maturities	(3,855)	(898)	(796)
Total long-term debt, net of current maturities	$613,591	$408,071	$387,657

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 10—Long-Term Debt (Continued)

Senior Credit Facility in Effect Prior to April 30, 2004

The senior credit facility, as amended as of March 14, 2003, in effect prior to April 30, 2004 (the Prior Senior Credit Facility), with Bank of America, N.A., Morgan Stanley Senior Funding, Inc. and Canadian Imperial Bank of Commerce was terminated and all obligations outstanding thereunder were repaid on April 30, 2004. The Prior Senior Credit Facility consisted of (1) a $90.0 million revolving credit facility; (2) a $75.0 million term loan facility (Term Loan A), which was repaid in full during the year ended December 31, 2003; and (3) a $240.0 million term loan facility (Term Loan B).

The Prior Senior Credit Facility agreement contained affirmative, negative and financial covenants. Affirmative and negative covenants placed restrictions on, among other things, levels of investments, indebtedness, insurance, capital expenditures and dividend payments. The financial covenants required the maintenance of certain financial ratios at defined levels. As of and during the six months ended June 30, 2004 and 2003 and year ended December 31, 2003, as applicable, the Company was in compliance with all covenants. Under the Prior Senior Credit Facility agreement, interest rates on the revolving credit facility and Term Loan B ranged from 1.50% to 4.00% plus LIBOR, or other base rate as provided in the Prior Senior Credit Facility agreement, depending on certain financial ratios. LIBOR was 1.12% as of June 30, 2003 and 1.16% as of December 31, 2003. The interest rate applicable to Term Loan B was 5.32% as of June 30, 2003 and 5.12% as of December 31, 2003. Unused commitments under the revolving credit facility were subject to a 0.5% annual commitment fee.

The Prior Senior Credit Facility agreement allowed the Company to make prepayments in whole or in part at any time without premium or penalty. During the six months ended June 30, 2004, the Company made principal payments of $152.4 million to fully repay Term Loan B, which primarily represented optional principal prepayments. During the six months ended June 30, 2003, the Company made principal payments of $28.3 million to fully repay Term Loan A and $49.2 million on Term Loan B, which primarily represented optional principal prepayments. During the year ended December 31, 2003, the Company made principal payments of $28.3 million to fully repay Term Loan A and $69.6 million on Term Loan B, which primarily represented optional principal prepayments. The optional principal prepayments were made from operating cash flows and proceeds from the New Senior Credit Facility described below and allowed the Company to remain several quarterly payments ahead of the regular payment schedule. In connection with these prepayments, the Company recorded write-offs totaling $1.7 million and $0.3 million in previously deferred financing fees which were included in interest expense in the consolidated statement of operations for the three months ended June 30, 2004 and 2003, respectively, and $1.7 million and $1.6 million for the six months ended June 30, 2004 and 2003, respectively.

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

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 10—Long-Term Debt (Continued)

New Senior Credit Facility in Effect as of April 30, 2004

In conjunction with the closing of the acquisition of Nu-Gro, on April 30, 2004, the Company entered into a new $510.0 million senior credit facility (the New Senior Credit Facility) with Bank of America, N.A., Banc of America Securities LLC, Citigroup Global Markets, Inc., Citicorp North America, Inc. and certain other lenders to retire the indebtedness under its Prior Senior Credit Facility and execute a new senior credit facility at more favorable rates, to provide funds for the Nu-Gro acquisition, to repurchase all of its outstanding preferred stock, along with accrued but unpaid dividends thereon, and for general working capital purposes. The New Senior Credit Facility consists of (1) a $125.0 million U.S. dollar denominated revolving credit facility; (2) a $335.0 million U.S. dollar denominated term loan facility; and (3) a Canadian dollar denominated term loan facility valued at U.S. $50.0 million. Subject to the terms of the New Senior Credit Facility agreement, the revolving loan portion of the New Senior Credit Facility matures on April 30, 2010, and the term loan obligations under the New Senior Credit Facility mature on April 30, 2011. The term loan obligations are to be repaid in 28 consecutive quarterly installments commencing on June 30, 2004, with a final installment due on March 31, 2011. All of the loan obligations are subject to mandatory prepayment upon certain events, including sales of certain assets, issuances of indebtedness or equity or from excess cash flow. The New Senior Credit Facility agreement also allows the Company to make voluntary prepayments, in whole or in part, at any time without premium or penalty.

The New Senior Credit Facility agreement contains affirmative, negative and financial covenants that are more favorable than those of the Prior Senior Credit Facility. The negative covenants place restrictions on, among other things, levels of investments, indebtedness, capital expenditures and dividend payments that the Company may make or incur. The financial covenants require the maintenance of certain financial ratios at defined levels. Under the New Senior Credit Facility agreement, interest rates on the new revolving credit facility can range from 1.75% to 2.50% plus LIBOR, or from 0.75% to 1.50% plus a base rate, subject to adjustment and depending on certain financial ratios. As of June 30, 2004, the term loans were subject to interest rates equal to 2.50% plus LIBOR or 1.50% plus a base rate, as provided in the New Senior Credit Facility agreement. The interest rate applicable to the Company’s outstanding borrowings was 3.84% as of June 30, 2004, 5.32% as of June 30, 2003 and 5.12% as of December 31, 2003. Unused commitments under the new revolving credit facility are subject to a 0.5% annual commitment fee. Unused availability under the new revolving credit facility was $121.1 million as of June 30, 2004 which is reflective of $3.9 million of standby letters of credit pledged as collateral (see Note 11). The New Senior Credit Facility is secured by substantially all of the Company’s properties and assets and substantially all of the properties and assets of the Company’s current and future domestic subsidiaries.

In connection with the closing of the Nu-Gro acquisition, Bank of America, N.A., Canada Branch, separately loaned the Company Cdn $110.0 million for structuring purposes, which loan was repaid on April 30, 2004.

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 10—Long-Term Debt (Continued)

Amendment to New Senior Credit Facility in Effect as of July 30, 2004

On July 30, 2004, in connection with the closing of and to partially fund its merger with UPG, the Company amended and restated the credit agreement related to the New Senior Credit Facility to increase the revolving credit facility from $125.0 million to $130.0 million, increase the U.S. term loan from $335.0 million to $510.0 million, add a $75.0 million second lien term loan and leave the Canadian term loan of U.S. $50 million unchanged for a total New Senior Credit Facility, as amended, of $765.0 million. Subject to the terms of the New Senior Credit Facility agreement, as amended, the second lien term loan is to be repaid in 29 consecutive quarterly installments commencing on September 30, 2004, with a final installment due on September 30, 2011, and matures on October 31, 2011. Interest on the second lien term loan accrues at 4.50% plus LIBOR or 3.5% plus a base rate, subject to adjustment and depending on certain financial ratios. The second lien term loan is subject to affirmative, negative and financial covenants. The Company incurred $5.0 million in costs related to the amendment, which were recorded as deferred financing fees and are being amortized over the remaining term of the New Senior Credit Facility. The amendment did not change any other key terms or existing covenants of the New Senior Credit Facility.

Senior Subordinated Notes

In November 1999, the Company issued $150.0 million in aggregate principal amount of 9 7/8% Series B senior subordinated notes (the Series B Notes) due April 1, 2009. Interest accrued at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1.

In March 2003, the Company issued $85.0 million in aggregate principal amount of 9 7/8% Series C senior subordinated notes (the Series C Notes) due April 1, 2009. Interest accrued at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1. As described in more detail below, as of June 30, 2004, there were no Series C Notes outstanding.

In May 2003, the Company registered $235.0 million in aggregate principal amount of 9 7/8% Series D senior subordinated notes (the Series D Notes and collectively with the Series B Notes and Series C Notes, the Senior Subordinated Notes), with terms substantially similar to the Series B Notes and Series C Notes, with the U.S. Securities and Exchange Commission and offered to exchange the Series D Notes for up to 100% of the Series B Notes and Series C Notes. The exchange offering closed in July 2003, resulting in $85.0 million, or 100%, of the Series C Notes being exchanged and $146.9 million, or 98%, of the Series B Notes being exchanged. On April 14, 2004, the Company repurchased all of the remaining Series B Notes outstanding, together with accrued interest and repurchase premium of 4.938%, for $3.3 million. As of June 30, 2004, $232.9 million of the Series D Notes were outstanding and no Series B Notes or Series C Notes were outstanding.

The fair value of the Senior Subordinated Notes was $241.1 million, $246.8 million and $242.1 million as of June 30, 2004 and 2003 and December 31, 2003, respectively, based on their quoted market price on such dates. The fair value at June 30, 2004 reflects the repurchase of all outstanding Series B Notes in April 2004, as previously described. In accordance with the indentures that govern them, the Senior

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 10—Long-Term Debt (Continued)

Subordinated Notes are unconditionally and jointly and severally guaranteed by the Company’s wholly-owned domestic subsidiaries (see Note 16).

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

•       merge or consolidate; and

•       transfer and sell assets.

The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of repayment under the applicable agreements. Any default under such agreements might adversely affect the Company’s growth, financial condition, results of operations and the ability to make payments on indebtedness or meet other obligations. As of and during the six months ended June 30, 2004 and 2003 and year ended December 31, 2003, the Company was in compliance with all covenants under the Prior Senior Credit Facility, the New Senior Credit Facility and the Senior Subordinated Notes in effect as of such dates.

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 10—Long-Term Debt (Continued)

As of July 30, 2004, after giving effect to the financing activities previously described, aggregate future principal payments of long-term debt, excluding capital lease obligation, are as follows:

Year	Amount
Remainder of 2004	$3,175
2005	6,351
2006	6,351
2007	6,351
2008	6,351
Thereafter	606,374
634,953
Unamortized premium on Senior Subordinated Notes	1,003
$635,956

Note 11—Contingencies

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as standby letters of credit and indemnifications, which are not reflected in the accompanying consolidated balance sheets. As of June 30, 2004 and 2003 and December 31, 2003, the Company had $3.9 million, $1.7 million and $2.7 million, respectively, in standby letters of credit pledged as collateral to support the lease of its primary distribution facility in St. Louis, a U.S. customs bond, certain product purchases, various workers’ compensation obligations and transportation equipment. These agreements mature at various dates through May 2005 and may be renewed as circumstances warrant. Such financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In the Company’s past experience, no claims have been made against these financial instruments nor does management expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, the Company determined such agreements do not have significant value and has not recorded any related amounts in its accompanying consolidated financial statements.

The Company is the lessee under a number of equipment and property leases. It is common in such commercial lease agreements for the Company to agree to indemnify the lessor for the value of the property or equipment leased should it be damaged during the course of the Company’s operations. The Company expects that any losses that may occur with respect to the leased property would be covered by insurance, subject to deductible amounts. As a result, the Company determined such indemnifications do not have significant value and has not recorded any related amounts in its accompanying consolidated financial statements for such remote loss exposure.

The Company is involved from time to time in routine legal matters and other claims incidental to its business. When it appears probable in management’s judgment that the Company will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, liabilities are recorded in the consolidated financial statements and charges are recorded to results of operations. Management believes that it is remote the resolution of such routine matters and

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 11—Contingencies (Continued)

other incidental claims, taking into account established reserves and insurance, will have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

Note 12—Accounting for Derivative Instruments and Hedging Activities

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

The Company formally documents, designates and assesses the effectiveness of any transactions that receive hedge accounting treatment. The cash flows of derivative hedging instruments the Company enters into are generally expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. Changes in the fair value of agreements designated as derivative hedging instruments are reported as either an asset or liability in the accompanying consolidated balance sheets with the associated unrealized gains or losses reflected in accumulated other comprehensive income. As of June 30, 2004, the Company had no outstanding derivative hedging instruments. As of June 30, 2003, the Company had one derivative hedging instrument, with a maturity date in July 2003, designated as a hedge against the purchase of granular urea for a contract value upon the date of execution of $0.4 million. Such derivative hedging instrument had an unrealized gain of less than $0.1 million as of June 30, 2003 which is included in accumulated other comprehensive income in the accompanying consolidated balance sheet as of such date. Although derivative hedging instruments were used throughout 2004 and 2003, no such instruments were outstanding as of June 30, 2004 or December 31, 2003. The amounts recorded in accumulated other comprehensive income were subsequently reclassified into cost of goods sold in the same period in which the underlying hedged transactions affected earnings. Such amounts reclassified into cost of goods sold included a net loss of $0.2 million for the three and six months ended June 30, 2004, a net gain of $1.2 million for the three months ended June 30, 2003 and a net gain of $1.4 million for the six months ended June 30, 2003.

If it becomes probable that a forecasted transaction will not occur, any gains or losses in accumulated other comprehensive income will be recognized in results of operations. The Company has not incurred any gains or losses for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness. The Company has not generally entered into derivatives or other hedging arrangements for trading or speculative purposes but may consider doing so in the future if strategic circumstances warrant, and its bank covenants and bond indentures permit, such transactions. While management expects its

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 12—Accounting for Derivative Instruments and Hedging Activities (Continued)

derivative hedging instruments to manage the Company’s exposure to such price fluctuations, no assurance can be provided that such instruments will be effective in fully mitigating exposure to these risks, nor can assurance be provided that the Company will be successful in passing on pricing increases to its customers.

Note 13—Stockholders’ Equity

Bayer Transactions

On June 14, 2002, the Company consummated a transaction with Bayer Corporation and Bayer Advanced, L.L.C. (together referred to herein as Bayer) which allows the Company to gain access to certain Bayer active ingredient technologies through a Supply Agreement and to perform certain merchandising services for Bayer through an In-Store Service Agreement. In consideration for the Supply and In-Store Service Agreements, and in exchange for the promissory notes previously issued to Bayer by U.S. Fertilizer, the Company issued to Bayer 3,072,000 shares of Class A voting common stock valued at $15.4 million and 3,072,000 shares of Class B nonvoting common stock valued at $15.4 million (collectively representing approximately 9.3% of the Company’s fully-diluted common stock) and recorded $0.4 million of related issuance costs. The Company reserved for the entire face value of the promissory notes due from U.S. Fertilizer, as the Company did not believe the notes were collectible and an independent third party valuation did not ascribe any significant value to them. The independent third party valuation also indicated that value should be ascribed to the repurchase option which is reflected in stockholders’ equity (deficit) in the accompanying consolidated balance sheets as of June 30, 2003 and December 31, 2003.

Under the terms of the agreements, Bayer was required to make payments to the Company which total $5.0 million annually through June 15, 2009, the present value of which equaled the value assigned to the common stock subscription receivable as of June 14, 2002, which has been reflected in stockholders’ equity (deficit) in the accompanying consolidated balance sheets as of June 30, 2003 and December 31, 2003. The common stock subscription receivable was to be repaid by Bayer in 28 quarterly installments of $1.25 million, the first of which was received at closing on June 17, 2002. The difference between the value ascribed to the common stock subscription receivable and the installment payments received has been recorded as interest income in the accompanying consolidated statements of operations for the six months ended June 30, 2004 and 2003 and year ended December 31, 2003.

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

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 13—Stockholders’ Equity (Continued)

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

Following the termination of the In-Store Service Agreement, on December 22, 2003, the Company exercised its option to repurchase all outstanding common stock previously issued to Bayer. Bayer disputed the Company’s interpretation of a related agreement (the Exchange Agreement) as to the calculation of the repurchase price. As a result, the Company and Bayer entered negotiations to determine an agreed upon repurchase price based on equations included in the Exchange Agreement and other factors. The Company commenced an arbitration proceeding against Bayer to resolve the dispute on January 30, 2004. However, the Company and Bayer reached a negotiated settlement of the dispute on February 23, 2004, pursuant to which Bayer agreed to deliver all of its shares of the Company’s common stock to the Company in exchange for a cash payment of $1.5 million, cancellation of $22.5 million in remaining payments required to be made in connection with the common stock subscription receivable and forgiveness of interest related to such payments of $0.3 million.

The Company recorded treasury stock of $24.4 million, based on the consideration given to Bayer, reduced the common stock subscription receivable by $22.5 million, the remaining balance on the date of repurchase, and reversed the common stock repurchase option of $2.6 million as a result of its exercise and recorded a corresponding amount to additional paid-in capital. As a result of this transaction, both parties agreed that the Exchange Agreement and In-Store Service Agreement are fully terminated, with the exception of certain provisions contained therein that expressly survive termination, and that the Supply Agreement shall remain in full force and effect according to its terms. Under the terms of the Supply Agreement, any remaining balance at January 30, 2009 is unconditionally and immediately payable to the Company by Bayer regardless of whether or not the Company purchases ingredients under the Supply Agreement. As of June 30, 2004, the remaining balance of the Supply Agreement, net of amortization and excluding accrued interest, was $4.7 million.

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 13—Stockholders’ Equity (Continued)

Based on the independent third party valuation as of June 14, 2002, the original transaction date, the Company assigned a fair value of $30.7 million to the transaction components recorded in connection with the common stock issued to Bayer. The following table presents the values of these components as of June 30, 2004 and 2003 and December 31, 2003 based on such valuation and as a result of the activities and transactions previously described, net of amortization and excluding accrued interest:

	June 30,		December 31,
Description	2004	2003	2003
Common stock subscription receivable	$—	$24,177	$22,534
Supply Agreement	4,710	5,694	5,314
Repurchase option	—	2,636	2,636
In-Store Service Agreement	—	(729)	—
	$4,710	$31,778	$30,484

Bayer recently sent notice to the Company purporting to terminate the Supply Agreement, effective August 17, 2004. The Company responded by notifying Bayer that it did not have a right to terminate. The Company therefore returned to Bayer the payment due upon termination, which Bayer had tendered to the Company. The parties are in agreement that the amount due in the event of termination was $5.2 million, including $0.5 million of accrued interest. The outcome of the Company’s disagreement with Bayer concerning termination of the Supply Agreement is not expected to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

Issuance of Common Stock

In conjunction with its acquisition of UPG (see Note 2) on July 30, 2004, the Company issued 5.8 million shares each of Class A and Class B common stock for proceeds of $70.0 million.

Repurchase of Preferred Stock

In conjunction with the financing activities described in Note 10, on April 30, 2004, the Company repurchased all 37,600 shares of its outstanding Class A nonvoting preferred stock for $57.6 million, including $19.9 million for all accrued dividends thereon. Such repurchase resulted in a decline in additional paid-in capital of $37.7 million.

Note 14—Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of June 30, 2004 and 2003 and December 31, 2003 using available market information or other appropriate valuation methods. Considerable judgment, however, is required in interpreting data to develop estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 14—Fair Value of Financial Instruments (Continued)

The carrying amounts of cash, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the short maturity of such instruments. The Company’s Senior Credit Facility bears interest at current market rates and, thus, carrying value approximates fair value as of June 30, 2004 and 2003 and December 31, 2003. The Company is exposed to interest rate volatility with respect to the variable interest rates of the New Senior Credit Facility. The estimated fair values of the Company’s Senior Subordinated Notes of $241.1 million, $246.8 million, and $242.1 million, respectively, as of June 30, 2004 and 2003 and December 31, 2003 are based on quoted market prices.

Note 15—Segment Information

As of June 30, 2004, the Company reported its operating results using three reportable segments: Consumer Lawn and Garden, Consumer Household and Fertilizer Technology and Other. The basis of the Company’s segmentation has been modified since March 31, 2004 to accommodate the acquisition of Nu-Gro. Changes to segments previously reported include the addition of Nu-Gro’s consumer lawn and garden brands and products to the Company’s existing Lawn and Garden segment to form the new Consumer Lawn and Garden segment, as well as the addition of Nu-Gro’s fertilizer technology brands and other products to the Company’s existing Contract segment to form the new Fertilizer Technology and Other segment. No changes were made to the Company’s existing Household segment but the name was changed to Consumer Household. No reclassification of the 2003 segment information was necessary for comparability between the periods presented herein.

Segments were established primarily by brand and product type, which represents the basis upon which management, including the Chief Executive Officer who is the chief operating decision-maker of the Company, reviews and assesses the Company’s financial performance. The Consumer Lawn and Garden segment primarily consists of dry, granular lawn fertilizers, lawn fertilizer combination and lawn control products, herbicides, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils and other growing media products and insecticide products. Products are marketed to mass merchandisers, home improvement centers, hardware, grocery and drug chains, nurseries and garden centers. This segment includes, among others, the Company’s Spectracide, Garden Safe, Schultz, Vigoro, Sta-Green, Real-Kill, Wilson, So-Green, Greenleaf and Green Earth brands.

The Consumer Household segment represents household insecticides and insect repellents that allow consumers to maintain a pest-free household and repel insects. The Consumer Household segment includes the Company’s Hot Shot, Cutter and Repel brands, as well as a number of private label and other products.

The Fertilizer Technology and Other segment consists of a variety of controlled-release nitrogen products and technology, as well as a variety of compounds and chemicals, such as cleaning solutions and other consumer products. The Fertilizer Technology and Other segment includes the Company’s Nutralene and Nitroform brands.

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 15—Segment Information (Continued)

The table below presents selected financial segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” for the three and six months ended June 30, 2004 and 2003. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as applicable. The segment financial information presented includes comparative periods prepared on a basis consistent with the current year presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
				(As Restated)
Net sales:
Consumer Lawn and Garden	$152,467	$142,256	$302,974	$287,870
Consumer Household	71,095	61,021	102,320	88,588
Fertilizer Technology and Other	16,273	2,726	17,244	8,357
Total net sales	239,835	206,003	422,538	384,815
Operating costs and expenses:
Cost of goods sold	155,857	123,797	269,265	232,552
Selling, general and administrative expenses	49,784	37,905	89,765	79,304
Total operating costs and expenses	205,641	161,702	359,030	311,856
Operating income (loss) by segment:
Consumer Lawn and Garden	14,947	26,119	35,395	48,192
Consumer Household	19,432	17,795	28,480	24,421
Fertilizer Technology and Other	(185)	387	(367)	346
Total operating income	34,194	44,301	63,508	72,959
Interest expense	11,908	10,271	21,528	19,974
Interest income	86	455	371	954
Income before income tax expense	22,372	34,485	42,351	53,939
Income tax expense	5,039	13,123	12,631	21,525
Net income	$17,333	$21,362	$29,720	$32,414
Operating margin:
Consumer Lawn and Garden	9.8%	18.4%	11.7%	16.7%
Consumer Household	27.3%	29.2%	27.8%	27.6%
Fertilizer Technology and Other	-1.1%	14.2%	-2.1%	4.1%
Total operating margin	14.3%	21.5%	15.0%	19.0%

Sales between segments totaled $1.8 million during the three and six months ended June 30, 2004 and represented raw materials sold from the Fertilizer Technology and Other segment to the Consumer Lawn and Garden segment. Operating income represents earnings before interest expense, interest income and income tax expense. Operating income is one measure of profitability used by management to assess the

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except where indicated)
(Unaudited)

Note 15—Segment Information (Continued)

Company’s financial performance. Operating margin represents operating income as a percentage of net sales.

The majority of the Company’s sales are conducted with customers in the United States. As a percentage of total net sales, for the three months ended June 30, 2004, the Company’s net sales in the United States were 91%, net sales in Canada were 7%, and remaining international sales were less than 2%. For the three and six months ended June 30, 2003, the Company’s international sales comprised less than 2% of total annual net sales. In addition, no single item comprised more than 10% of the Company’s net sales. For the three months ended June 30, 2004, the Company’s three largest customers were responsible for 25%, 31% and 20% of net sales. For the six months ended June 30, 2003, the Company’s three largest customers were responsible for 28%, 20% and 18% of net sales.

As the Company’s assets support production across all segments, they are managed on an entity-wide basis at the corporate level and are not recorded or analyzed by segment. As of June 30, 2004, approximately 62% of the Company’s assets were located in the United States while approximately 38% were located in Canada.

Note 16—Financial Information for Guarantor Subsidiaries

The Company’s Senior Subordinated Notes are unconditionally and jointly and severally guaranteed by all of the Company’s existing domestic subsidiaries.  The Company’s subsidiaries are 100% owned by the Company. The consolidating financial information which follows has been prepared in accordance with the requirements for presentation of such information. The Company believes that separate financial statements concerning each guarantor subsidiary would not be material to investors and that the information presented herein provides sufficient detail to determine the nature of the aggregate financial position, results of operations and cash flows of the guarantor subsidiaries.  The guarantor subsidiaries’ information presented herein represents the Company’s domestic subsidiaries, including the U.S. subsidiaries of Nu-Gro, while the non-guarantor subsidiaries’ financial information represents the Company’s foreign subsidiaries which are comprised only of the Canadian subsidiaries of Nu-Gro.

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

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
BALANCE SHEET
AS OF JUNE 30, 2004
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,451	$1,241	$1,810	$—	$8,502
Accounts receivable, net	105,108	28,894	27,190	—	161,192
Inventories	61,441	34,684	30,582	—	126,707
Prepaid expenses and other current assets	13,520	611	1,192	—	15,323
Total current assets	185,520	65,430	60,774	—	311,724
Equipment and leasehold improvements, net	35,511	7,532	26,208	—	69,251
Investment in subsidiaries	145,345	3,311	(3,311)	(145,345)	—
Intercompany assets	115,022	—	—	(115,022)	—
Deferred tax asset	154,117	(4,169)	(26,054)	—	123,894
Goodwill	5,048	10,706	45,644	—	61,398
Intangible assets, net	44,776	52,773	60,072	—	157,621
Other assets, net	13,438	3,062	1,098	—	17,598
Total assets	$698,777	$138,645	$164,431	$(260,367)	$741,486
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$4,151	$—	$—	$—	$4,151
Accounts payable	35,623	11,275	10,856	—	57,754
Accrued expenses	34,431	10,522	9,970	—	54,923
Total current liabilities	74,205	21,797	20,826	—	116,828
Long-term debt, net of current maturities	613,591	—	—	—	613,591
Capital lease obligations, net of current maturities	3,324	—	—	—	3,324
Other liabilities	3,539	—	516	—	4,055
Intercompany liabilities	—	44,033	70,989	(115,022)	—
Total liabilities	694,659	65,830	92,331	(115,022)	737,798
Commitments and contingencies
Stockholders’ equity:
Common stock	665	—	—	—	665
Treasury stock	(24,469)	—	—	—	(24,469)
Warrants and options	11,745	—	—	—	11,745
Investment from parent	—	52,456	72,518	(124,974)	—
Additional paid-in capital	170,672	—	—	—	170,672
Accumulated deficit	(151,468)	20,359	(1,385)	(20,371)	(152,865)
Common stock held in grantor trusts	(2,847)	—	—	—	(2,847)
Loans to executive officer	(215)	—	—	—	(215)
Accumulated other comprehensive income	35	—	967	—	1,002
Total stockholders’ equity	4,118	72,815	72,100	(145,345)	3,688
Total liabilities and stockholders’ equity	$698,777	$138,645	$164,431	$(260,367)	$741,486

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
BALANCE SHEET
AS OF JUNE 30, 2003
(Unaudited) (As Restated)

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,509	$314	$—	$10,823
Accounts receivable, net	118,643	7,383	—	126,026
Inventories	48,444	29,259	—	77,703
Prepaid expenses and other current assets	8,071	399	—	8,470
Total current assets	185,667	37,355	—	223,022
Equipment and leasehold improvements, net	27,750	5,128	—	32,878
Investment in subsidiaries	24,491	—	(24,491)
Intercompany assets	56,473	—	(56,473)	—
Deferred tax asset	84,527	426	—	84,953
Goodwill, net	8,839	—	—	8,839
Intangible assets, net	37,950	49,088	87,038
Other assets, net	10,596	1,267	—	11,863
Total assets	$436,293	$93,264	$(80,964)	$448,593
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and capital lease obligation	$1,434	$—	$—	$1,434
Accounts payable	30,276	10,816	—	41,092
Accrued expenses	55,500	1,484	—	56,984
Total current liabilities	87,210	12,300	—	99,510
Long-term debt, net of current maturities	408,071	—	—	408,071
Capital lease obligation, net of current maturities	3,483	—	—	3,483
Other liabilities	3,231	—	—	3,231
Intercompany liabilities	—	56,473	(56,473)	—
Total liabilities	501,995	68,773	(56,473)	514,295
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock	—	—	—	—
Common stock	665	—	—	665
Treasury stock	(96)	—	—	(96)
Warrants and options	11,745	—	—	11,745
Investment from parent	—	23,708	(23,708)	—
Additional paid-in capital	210,806	—	—	210,806
Accumulated deficit	(258,848)	783	(783)	(258,848)
Common stock subscription receivable	(24,177)	—	—	(24,177)
Common stock repurchase option	(2,636)	—	—	(2,636)
Common stock held in grantor trust	(2,847)	—	—	(2,847)
Loans to executive officer	(324)	—	—	(324)
Accumulated other comprehensive income	10	—	—	10
Total stockholders’ equity (deficit)	(65,702)	24,491	(24,491)	(65,702)
Total liabilities and stockholders’ equity (deficit)	$436,293	$93,264	$(80,964)	$448,593

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
BALANCE SHEET
AS OF DECEMBER 31, 2003

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,132	$281	$—	$11,413
Accounts receivable, net	25,548	4,342	—	29,890
Inventories	56,677	40,118	—	96,795
Prepaid expenses and other current assets	14,989	152	—	15,141
Total current assets	108,346	44,893	—	153,239
Equipment and leasehold improvements, net	32,641	4,512	—	37,153
Investment in subsidiaries	18,950	—	(18,950)	—
Intercompany assets	82,982	10,768	(93,750)	—
Deferred tax asset	186,542	20	—	186,562
Goodwill	—	6,221	—	6,221
Intangible assets, net	46,554	40,318	—	86,872
Other assets, net	5,059	4,838	—	9,897
Total assets	$481,074	$111,570	$(112,700)	$479,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligation	$1,349	$—	$—	$1,349
Accounts payable	23,024	6,750	—	29,774
Accrued expenses	36,686	2,888	—	39,574
Total current liabilities	61,059	9,638	—	70,697
Long-term debt, net of current maturities	387,657	—	—	387,657
Capital lease obligation, net of current maturities	3,191	—	—	3,191
Other liabilities	3,256	—	—	3,256
Intercompany liabilities	10,768	82,982	(93,750)	—
Total liabilities	465,931	92,620	(93,750)	464,801
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	665	—	—	665
Treasury stock	(96)	—	—	(96)
Warrants and options	11,745	—	—	11,745
Investment from parent	—	27,925	(27,925)	—
Additional paid-in capital	210,908	—	—	210,908
Accumulated deficit	(179,738)	(8,975)	8,975	(179,738)
Common stock subscription receivable	(22,534)	—	—	(22,534)
Common stock repurchase option	(2,636)	—	—	(2,636)
Common stock held in grantor trusts	(2,847)	—	—	(2,847)
Loans to executive officer	(324)	—	—	(324)
Total stockholders’ equity	15,143	18,950	(18,950)	15,143
Total liabilities and stockholders’ equity	$481,074	$111,570	$(112,700)	$479,944

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2004
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$171,318	$75,277	$28,767	$(35,527)	$239,835
Operating costs and expenses:
Cost of goods sold	103,050	55,128	26,455	(28,776)	155,857
Selling, general and administrative expenses	48,139	4,790	3,606	(6,751)	49,784
Total operating costs and expenses	151,189	59,918	30,061	(35,527)	205,641
Operating income (loss)	20,129	15,359	(1,294)	—	34,194
Interest expense	11,039	—	869	—	11,908
Interest income	(68)	154	—	—	86
Income (loss) before income tax expense (benefit)	9,022	15,513	(2,163)	—	22,372
Income tax expense (benefit)	3,495	2,323	(779)	—	5,039
Equity income in subsidiaries	(11,806)	—	—	11,806	—
Net income (loss)	$17,333	$13,190	$(1,384)	$(11,806)	$17,333

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2003
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$167,184	$65,435	$(26,616)	$206,003
Operating costs and expenses:
Cost of goods sold	96,922	52,784	(25,909)	123,797
Selling, general and administrative expenses	34,682	3,930	(707)	37,905
Total operating costs and expenses	131,604	56,714	(26,616)	161,702
Operating income	35,580	8,721	—	44,301
Interest expense, net	9,666	150	—	9,816
Income before income tax expense	25,914	8,571	—	34,485
Income tax expense	9,878	3,245	—	13,123
Equity (income) loss in subsidiaries	(5,325)	—	5,325	—
Net income	$21,361	$5,326	$(5,325)	$21,362

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$324,351	$176,703	$28,767	$(107,283)	$422,538
Operating costs and expenses:
Cost of goods sold	196,619	128,952	26,455	(82,761)	269,265
Selling, general and administrative expenses	104,327	6,354	3,606	(24,522)	89,765
Total operating costs and expenses	300,946	135,306	30,061	(107,283)	359,030
Operating income (loss)	23,405	41,397	(1,294)	—	63,508
Interest expense	20,659	—	869	—	21,528
Interest income	217	154	—	—	371
Income (loss) before income tax expense (benefit)	2,963	41,551	(2,163)	—	42,351
Income tax expense (benefit)	1,192	12,218	(779)	—	12,631
Equity income in subsidiaries	(27,949)	—	—	27,949	—
Net income (loss)	$29,720	$29,333	$(1,384)	$(27,949)	$29,720

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(Unaudited) (As Restated)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$310,213	$149,434	$(74,832)	$384,815
Operating costs and expenses:
Cost of goods sold	175,274	127,763	(70,485)	232,552
Selling, general and administrative expenses	67,942	15,709	(4,347)	79,304
Total operating costs and expenses	243,216	143,472	(74,832)	311,856
Operating income	66,997	5,962	—	72,959
Interest expense, net	18,732	288	—	19,020
Income before income tax expense	48,265	5,674	—	53,939
Income tax expense	18,459	3,066	—	21,525
Equity (income) loss in subsidiaries	(2,608)	—	2,608	—
Net income	$32,414	$2,608	$(2,608)	$32,414

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(Unaudited)

		Guarantor	Non- Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$29,720	$29,333	$(1,384)	$(27,949)	$29,720
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,812	5,655	1,031	—	15,498
Amortization and write-off of deferred financing fees	2,492	468	—	—	2,960
Deferred income tax expense (benefit)	1,192	12,218	(779)	—	12,631
Gain on sale of aircraft	(1,497)	—	—	—	(1,497)
Equity (income) loss in subsidiaries	(27,949)	—	—	27,949	—
Changes in operating assets and liabilities, net of effects from acquisit
Accounts receivable	82,273	(24,552)	(27,190)	(107,283)	(76,752)
Inventories	(44,877)	5,434	(30,582)	82,761	12,736
Prepaid expenses	2,600	(459)	(1,192)	—	949
Other assets	(4,927)	1,776	—	—	(3,151)
Accounts payable	(19,306)	4,525	10,856	—	(3,925)
Accrued expenses	10,123	7,634	9,969	—	27,726
Other operating activities, net	(20,117)	—	(3,606)	24,522	799
Net cash flows provided by (used in) operating activities	18,539	42,032	(42,877)	—	17,694
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(6,826)	—	—	—	(6,826)
Payment for acquisition of the Nu-Gro Corporation	(146,448)	—	—	—	(146,448)
Proceeds from sale of aircraft	2,780	—	—	—	2,780
Net cash flows used in investing activities	(150,494)	—	—	—	(150,494)
Cash flows from financing activities:
Proceeds from borrowings on new senior credit facility	385,000				385,000
Payments received on loans to executive officer	109	—	—	—	109
Repayment for repurchase of senior subordinated notes	(3,100)	—	—	—	(3,100)
Repayment of borrowings on term debt	(179,986)	—	—	—	(179,986)
Payments for capital lease obligation	(3,841)	—	—	—	(3,841)
Payments for debt issuance costs	(9,954)	—	—	—	(9,954)
Payments for repurchase of preferred stock and accrued dividends	(57,557)	—	—	—	(57,557)
Payments for Bayer transactions for treasury stock	(1,500)	—	—	—	(1,500)
Change in book cash overdraft	4,079	—	—	—	4,079
Other financing and intercompany activities	(6,976)	(41,072)	48,048	—	—
Net cash flows provided by (used in) financing activities	126,274	(41,072)	48,048	—	133,250
Effect of exchange rates on cash and cash equivalents	—	—	(3,361)	—	(3,361)
Net increase (decrease) in cash and cash equivalents	(5,681)	960	1,810	—	(2,911)
Cash and cash equivalents, beginning of period	11,132	281	—	—	11,413
Cash and cash equivalents, end of period	$5,451	$1,241	$1,810	$—	$8,502

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(Unaudited) (As Restated)

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$32,414	$2,608	$(2,608)	$32,414
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,474	5,862	—	8,336
Amortization of deferred financing fees	3,663	—	—	3,663
Deferred income tax expense	19,831	357	—	20,188
Equity (income) loss in subsidiaries	(2,608)	—	2,608	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(26,910)	(2,554)	(74,832)	(104,296)
Inventories	(73,822)	10,825	70,485	7,488
Prepaid expenses and other current assets	1,472	1,406	—	2,878
Other assets	(4,984)	1,631	—	(3,353)
Accounts payable	19,330	(4,917)	—	14,413
Accrued expenses	7,662	(4,392)	—	3,270
Other operating activities, net	(1,571)	(1,694)	4,347	1,082
Net cash flows provided by (used in) operating activities	(23,049)	9,132	—	(13,917)
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(3,425)	—	—	(3,425)
Proceeds from sale of WPC product lines	4,204	—	—	4,204
Net cash flows provided by investing activities	779	—	—	779
Cash flows from financing activities:
Proceeds from additional debt	126,275	—	—	126,275
Proceeds from issuance of common stock	84	—	—	84
Payments received for common stock subscription receivable	2,049	—	—	2,049
Repayment of borrowings on revolver and other debt	(118,354)	—	—	(118,354)
Payments for debt issuance costs	(2,924)	—	—	(2,924)
Change in cash overdraft	6,433	—	—	6,433
Other financing and intercompany activities	9,025	(8,945)	—	80
Net cash flows provided by (used in) financing activities	22,588	(8,945)	—	13,643
Net increase in cash and cash equivalents	318	187	—	505
Cash and cash equivalents, beginning of period	10,191	127	—	10,318
Cash and cash equivalents, end of period	$10,509	$314	$—	$10,823

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

Overview and Management Report

Operating as Spectrum Brands and Nu-Gro, we are majority owned by UIC Holdings, L.L.C. and are the leading manufacturer and marketer of value-oriented products for the consumer lawn and garden care and insect control markets in North America. Under a variety of brand names, we manufacture and market one of the broadest lines of products in the industry, including herbicides and indoor and outdoor insecticides, as well as insect repellents, fertilizers, growing media and soils. Our value brands are targeted toward consumers who want products and packaging that are comparable or superior to, and at lower prices than, premium-priced brands, while our opening price point brands are designed for cost-conscious consumers who want quality products. Our products are marketed to mass merchandisers, home improvement centers, hardware, grocery and drug chains, nurseries and garden centers. Our three largest customers are The Home Depot, Lowe’s and Wal*Mart, which are leading retailers in our larger segments.

We compete in the $2.9 billion consumer lawn and garden and $1.0 billion insect control retail markets in the United States and the $335.0 million lawn and garden market in Canada. We believe a key growth factor in the lawn and garden retail market is the aging of the United States population, as consumers over the age of forty-five represent the largest segment of lawn and garden care product users and typically have more leisure time and higher levels of discretionary income than the general population. We also believe the growth in the home improvement center and mass merchandiser channels has increased the popularity of do-it-yourself activities, including lawn and garden projects.

As of June 30, 2004, we reported our operating results using three reportable segments, as follows:

•        Consumer Lawn and Garden (63% of second quarter 2004 net sales). This segment primarily consists of dry granular lawn fertilizers, lawn fertilizer combination with lawn control products, herbicides, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils and other growing media products and insecticide products. This segment includes, among others, our Spectracide, Garden Safe, Schultz, Vigoro, Sta-Green, Real-Kill, Wilson, So-Green, Greenleaf and Earth Green brands.

•        Consumer Household (30% of second quarter 2004 net sales). This segment represents household insecticides and insect repellents that allow consumers to repel insects and maintain pest-free households. This segment includes our Hot Shot, Cutter and Repel brands, as well as a number of private label and other products.

•        Fertilizer Technology and Other (7% of second quarter 2004 net sales). This segment consists of a variety of controlled-release nitrogen products and technology, as well as a variety of compounds and chemicals, such as cleaning solutions and other consumer products. The Fertilizer Technology and Other segment includes our Nutralene and Nitroform brands.

The basis of our segmentation has been modified since March 31, 2004 to accommodate the acquisition of Nu-Gro. Changes to segments previously reported include the addition of Nu-Gro’s consumer lawn and garden brands and products to our existing Lawn and Garden segment to form the new Consumer Lawn and Garden segment, as well as the addition of Nu-Gro’s fertilizer technology brands and other products to our existing Contract segment to form the new Fertilizer Technology and Other segment.

The name of our existing Household segment was changed to Consumer Household. No reclassification of the 2003 segment information was necessary for comparability between the periods presented herein.

We believe that our historical financial condition and results of operations are not necessarily accurate indicators of future results because of variability in our product listings at customers, our historical lack of long-term supply contracts with most customers and because of certain significant past events. Those events include merger, acquisition, strategic and equity and debt financing transactions over the last several years. Furthermore, our sales are seasonal in nature and are susceptible to weather conditions that vary from year to year.

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

Revenue Recognition.   We recognize revenue when title and risk of loss transfer to the customer. Net sales represent gross sales less any applicable customer discounts from list price, customer sales returns and promotion expense through cooperative programs with our customers. The provision for customer returns is based on historical sales returns and analysis of credit memo and other relevant information. If the historical or other data used to develop these estimates do not properly reflect future returns, net sales may require adjustment. Sales reductions related to returns were $3.6 million for the three months ended June 30, 2004 and $3.2 million for the three months ended June 30, 2003. Sales reductions related to returns were $6.3 million for the six months ended June 30, 2004 and $7.1 million for the six months ended June 30, 2003. The increase in the second quarter of 2004 was driven primarily by higher sales and the mix of products sold during the first quarter of 2004. Amounts included in the accounts receivable reserves for product returns were $3.4 million as of June 30, 2004, $2.9 million as of June 30, 2003 and $1.4 million as of December 31, 2003.

Inventories.   We report inventories at the lower of cost or market. Cost is determined using a standard costing system that approximates the first-in, first-out method and includes raw materials, direct labor and overhead. An allowance for obsolete or slow-moving inventory is recorded based on our analysis of inventory levels and future sales forecasts. In the event that our estimates of future usage and sales differ from actual results, the allowance for obsolete or slow-moving inventory may require adjustment. The allowance for obsolete or slow-moving inventory increased $1.7 million since the first quarter of 2004 and $1.0 million since December 31, 2003. The allowance for obsolete or slow-moving inventory was $6.6 million as of June 30, 2004, $6.4 million as of June 30, 2003 and $5.6 million as of December 31, 2003.

Promotion Expense.   Promotion expense, including cooperative programs with customers, is recorded as a reduction of gross sales. In addition, advertising costs are incurred irrespective of promotions. Such costs are included in selling, general and administrative expenses in our consolidated statements of operations. We advertise and promote our products through national and regional media. Products are also advertised and promoted through cooperative programs with retailers. Advertising and promotion costs are expensed as incurred, although costs incurred during interim periods are generally expensed ratably in relation to revenues. Management develops an estimate of the amount of costs that have been incurred by the retailers under our cooperative programs based on an analysis of specific programs offered to them and historical information. Actual costs incurred may differ significantly from our estimates if factors such as the level of participation and success of the retailers’ programs or other conditions differ from our expectations.

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

We expect our revised annual effective income tax rate to be 18%, due primarily to the amortization of certain deferred tax liabilities associated with acquired intangible assets. In addition, because of the tax-deductible goodwill and net operating loss carryforwards, most of our income tax expense is deferred, and no significant cash payments for income taxes are expected for the next several years.

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

Beginning in 2002, goodwill is no longer amortized and is subject to impairment testing at least annually. We evaluate the recoverability of long-lived assets, including goodwill and intangible assets, for impairment annually or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the fair value of such assets or adverse changes in customer relationships or vendors. Recoverability is evaluated by brand and product type, which represent the reporting unit components within our operating segments. If a review of goodwill using current market rates, discounted cash flows and other methods, or if a review of other intangible assets using current market rates, undiscounted cash flows and other methods, indicates that the carrying value is not recoverable, the carrying value of such asset is reduced to estimated fair value. No impairments existed as of June 30, 2004 and 2003 and December 31, 2003. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. Therefore, impairment losses could be recorded in the future.

Recent Events

Acquisition of United Pet Group, Inc.   On June 14, 2004, we and our wholly-owned subsidiary entered into a definitive agreement to complete a merger of the subsidiary with and into United Pet Group, Inc., or UPG, a privately owned manufacturer and marketer of premium branded pet supplies. UPG’s stockholders approved the transaction on June 16, 2004 and we completed the merger on July 30, 2004 for cash consideration of $360.0 million. The transaction was financed with $250.0 million of proceeds from our new senior credit facility, as amended (see financing activities in this section), including $75.0 million under a second lien facility, $70.0 million of proceeds from the issuance of 5.8 million shares each of our Class A and Class B common stock to affiliates of Thomas H. Lee Partners, our largest stockholder, Banc of America Securities LLC and certain UPG stockholders and the remainder from our cash balances. The transaction will be accounted for as an acquisition and, accordingly, the results of operations of UPG will be included in our results of operations from July 30, 2004, the date of acquisition. We are currently in the process of obtaining an independent third-party valuation of assets acquired and liabilities assumed for purchase price allocation purposes and expect the valuation to be completed during the fourth quarter of 2004.

Acquisition of The Nu-Gro Corporation.   On April 30, 2004, we completed the acquisition of all of the outstanding common shares of The Nu-Gro Corporation, or Nu-Gro, a lawn and garden products company then incorporated under the laws of Ontario, Canada. As a result of the acquisition, Nu-Gro and its subsidiaries became our wholly-owned subsidiaries. The total purchase price included cash consideration of $146.4 million, including $5.0 million of related acquisition costs, and the assumption of $26.7 million of outstanding debt, which we immediately repaid at closing. The transaction was financed with proceeds from our new senior credit facility (see financing activities in this section). The acquisition was executed to expand our reach throughout North America, broaden our product offerings and customer base, vertically integrate certain of our operations, including gaining access to advanced fertilizer technologies, and to achieve economies of scale and synergistic efficiencies.

The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in our consolidated financial statements included elsewhere in this Quarterly Report from April 30, 2004, the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values. We preliminarily allocated $66.4 million of the purchase price to intangible assets and $40.5 million to goodwill for consideration paid in excess of the fair value of net assets acquired, which is not deductible for tax purposes. The acquired intangible assets consist primarily of trade names, which are currently being amortized using the straight-line method over periods ranging from fifteen to thirty years, and to customer relationships, which are currently being amortized using the straight-line method over periods ranging from five to ten years. In addition, we increased the value of inventory acquired from Nu-Gro by $6.1 million to reflect estimated fair value on the date of acquisition, which is currently being recorded as cost of goods sold commensurate with related subsequent sales activity during 2004. For the three months ended June 30, 2004, amortization expense associated with such write-up of inventory to estimated fair value of $5.2 million was recorded in cost of goods sold.

The purchase price allocation is based on preliminary information, which is subject to adjustment upon obtaining the final report of an independent third-party valuation firm. We are currently in the process of obtaining such report and expect the final purchase price allocation to be completed during the third quarter of 2004. While the final purchase price allocation may differ significantly from the preliminary allocation provided herein, we believe any adjustments resulting from the final allocation will not have a material impact on our consolidated results of operations or financial position.

New Senior Credit Facility in Effect as of April 30, 2004.   In conjunction with the closing of the acquisition of Nu-Gro, on April 30, 2004, we entered into a new $510.0 million senior credit facility (referred to herein as the new senior credit facility) with Bank of America, N.A., Banc of America Securities LLC, Citigroup Global Markets, Inc., Citicorp North America, Inc. and certain other lenders to refinance the indebtedness under our prior senior credit facility at more favorable rates, to provide funds for the Nu-Gro acquisition, to repurchase all of our outstanding preferred stock, along with accrued but unpaid dividends thereon, and for general working capital purposes. The new senior credit facility consists of (1) a $125.0 million U.S. dollar denominated revolving credit facility; (2) a $335.0 million U.S. dollar denominated term loan facility; and (3) a Canadian dollar denominated term loan facility valued at U.S. $50.0 million. Subject to the terms of the new senior credit facility agreement, the revolving loan portion of the new senior credit facility matures on April 30, 2010, and the term loan obligations under the new senior credit facility mature on April 30, 2011. The term loan obligations are to be repaid in 28 consecutive quarterly installments commencing on June 30, 2004, with a final installment due on March 31, 2011. All of the loan obligations are subject to mandatory prepayment upon certain events, including sales of certain assets, issuances of indebtedness or equity or from excess cash flow. The new senior credit facility agreement also allows us to make voluntary prepayments, in whole or in part, at any time without premium or penalty.

The new senior credit facility agreement contains affirmative, negative and financial covenants that are more favorable than those of the prior senior credit facility. The negative covenants place restrictions on, among other things, levels of investments, indebtedness, capital expenditures and dividend payments that we may make or incur. The financial covenants require the maintenance of certain financial ratios at defined levels. Under the new senior credit facility agreement, interest rates on the new revolving credit facility can range from 1.75% to 2.50% plus LIBOR, or from 0.75% to 1.50% plus a base rate, subject to adjustment and depending on certain financial ratios. As of April 30, 2004, the term loans were subject to interest rates equal to 2.50% plus LIBOR or 1.50% plus a base rate, as provided in the new senior credit facility agreement. The interest rate applicable to our outstanding borrowings was 3.84% as of June 30, 2004, 5.32% as of June 30, 2003 and 5.12% as of December 31, 2003. Unused commitments under the new revolving credit facility are subject to a 0.5% annual commitment fee. Unused availability under the new revolving credit facility was $121.1 million as of June 30, 2004 which is reflective of $3.9 million of standby letters of credit pledged as collateral. The new senior credit facility is secured by substantially all of our properties and assets and substantially all of the properties and assets of our current and future domestic subsidiaries.

In connection with the closing of the Nu-Gro acquisition, Bank of America, N.A., Canada Branch, separately loaned us Cdn $110.0 million for structuring purposes, which loan was repaid on April 30, 2004.

Amendment to New Senior Credit Facility in Effect as of July 30, 2004.   On July 30, 2004, in connection with the closing of and to partially fund our merger with UPG, we amended and restated the credit agreement related to our new senior credit facility to increase the revolving credit facility from $125.0 million to $130.0 million, increase the U.S. term loan from $335.0 million to $510.0 million, add a $75.0 million second lien term loan and leave the U.S. $50.0 million Canadian term loan unchanged for a total New Senior Credit Facility, as amended, of $765.0 million. Subject to the terms of the new senior credit facility agreement, as amended, the second lien term loan is to be repaid in 29 consecutive quarterly installments commencing on September 30, 2004, with a final installment due on September 30, 2011, and matures on October 31, 2011. Interest on the second lien term loan accrues at 4.50% plus LIBOR or 3.5% plus a base rate, subject to adjustment and depending on certain financial ratios. The second lien term loan is subject to affirmative, negative and financial covenants. We incurred $5.0 million in costs related to the amendment, which were recorded as deferred financing fees and are being amortized over the remaining term of the new senior credit facility. The amendment did not change any other key terms or existing covenants of the new senior credit facility.

Repurchase of Preferred Stock.   In conjunction with the financing activities described above, on April 30, 2004, we repurchased all 37,600 shares of our outstanding Class A nonvoting preferred stock for $57.6 million, including $19.9 million for all accrued dividends thereon. Such repurchase resulted in a decline in additional paid-in capital of $37.7 million.

Customer Agreement.   On February 12, 2004, our largest customer and we executed a licensing, manufacturing and supply agreement. Under the agreement, we will license certain of our trademarks and be the exclusive manufacturer and supplier for certain products branded with such trademarks from January 1, 2004, the effective date of the agreement, through December 31, 2008 or such later date as is specified in the agreement. Provided the customer achieves certain required minimum purchase volumes and other conditions during such period, and the manufacturing and supply portion of the agreement is extended for an additional three-year period as specified in the agreement, we will assign the trademarks to the customer not earlier than May 1, 2009, but otherwise within thirty days after the date upon which such required minimum purchase volumes are achieved. The carrying value of such trademarks as of February 12, 2004 was approximately $16.0 million. If the customer fails to achieve the required minimum purchase volumes or meet other certain conditions, assignment may occur at a later date, if certain conditions are met. In addition, as a result of executing the agreement, we have modified the trademarks’ initial amortization period of forty years and will record amortization in a manner consistent with projected sales activity over five years, because we believe the customer will achieve all required conditions by May 2009. The modification of the amortization period will result in additional annual amortization expense of approximately $2.7 million in the year ended December 31, 2004.

Bayer Transactions.   On June 14, 2002, we consummated a transaction with Bayer Corporation and Bayer Advanced, L.L.C. (together referred to herein as Bayer) which allows us to gain access to certain Bayer active ingredient technologies through a Supply Agreement and to perform certain merchandising services for Bayer through an In-Store Service Agreement. In consideration for the Supply and In-Store Service Agreements, and in exchange for the promissory notes previously issued to Bayer by U.S. Fertilizer, we issued to Bayer 3,072,000 shares of Class A voting common stock valued at $15.4 million and 3,072,000 shares of Class B nonvoting common stock valued at $15.4 million (collectively representing approximately 9.3% of our fully-diluted common stock) and recorded $0.4 million of related issuance costs. We reserved for the entire face value of the promissory notes due from U.S. Fertilizer, as we did not believe the notes were collectible and an independent third party valuation did not ascribe any significant value to them. The independent third party valuation also indicated that value should be ascribed to the repurchase option which is reflected in stockholders’ equity (deficit) in the consolidated balance sheets as of June 30, 2003 and December 31, 2003 included elsewhere in this Quarterly Report.

Under the terms of the agreements, Bayer was required to make payments to us which total $5.0 million annually through June 15, 2009, the present value of which equaled the value assigned to the common stock subscription receivable as of June 14, 2002, which has been reflected in stockholders’ equity (deficit) in the consolidated balance sheets as of June 30, 2003 and December 31, 2003 included elsewhere in this Quarterly Report. The common stock subscription receivable was to be repaid by Bayer in 28 quarterly installments of $1.25 million, the first of which was received at closing on June 17, 2002. The difference between the value ascribed to the common stock subscription receivable and the installment payments received has been recorded as interest income in our consolidated statements of operations for the six months ended June 30, 2004 and 2003 and year ended December 31, 2003.

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

Following the termination of the In-Store Service Agreement, on December 22, 2003, we exercised our option to repurchase all outstanding common stock previously issued to Bayer. Bayer disputed our interpretation of a related agreement (the Exchange Agreement) as to the calculation of the repurchase price. As a result, we and Bayer entered negotiations to determine an agreed upon repurchase price based on equations included in the Exchange Agreement and other factors. We commenced an arbitration proceeding against Bayer to resolve the dispute on January 30, 2004. However, we reached a negotiated settlement of the dispute with Bayer on February 23, 2004, pursuant to which Bayer agreed to deliver all of its shares of our common stock to us in exchange for a cash payment of $1.5 million, cancellation of $22.5 million in remaining payments required to be made in connection with the common stock subscription receivable and forgiveness of interest related to such payments of $0.3 million.

We recorded treasury stock of $24.4 million, based on the consideration given to Bayer, and reduced the common stock subscription receivable by $22.5 million, the remaining balance on the date of repurchase. We also reversed the common stock repurchase option of $2.6 million as a result of its exercise and recorded a corresponding amount to additional paid-in capital. As a result of this transaction, we and Bayer agreed that the Exchange Agreement and In-Store Service Agreement are fully terminated, with the exception of certain provisions contained therein that expressly survive termination, and that the Supply Agreement shall remain in full force and effect according to its terms. Under the terms of the Supply Agreement, any remaining balance at January 30, 2009 is unconditionally and immediately payable to us by Bayer regardless of whether or not we purchase any ingredients under the Supply Agreement. As of June 30, 2004, the remaining balance of the Supply Agreement, net of amortization and excluding accrued interest, was $4.7 million.

Based on the independent third party valuation as of June 14, 2002, the original transaction date, we assigned a fair value of $30.7 million to the transaction components recorded in connection with the common stock issued to Bayer. The following table presents the values of these components as of June 30, 2004 and 2003 and December 31, 2003 based on such valuation and as a result of the activities and transactions previously described, net of amortization and excluding accrued interest:

	June 30,		December 31,
Description	2004	2003	2003
Common stock subscription receivable	$—	$24,177	$22,534
Supply Agreement	4,710	5,694	5,314
Repurchase option	—	2,636	2,636
In-Store Service Agreement	—	(729)	—
	$4,710	$31,778	$30,484

Bayer recently sent notice to us purporting to terminate the Supply Agreement, effective August 17, 2004. We responded by notifying Bayer that it did not have a right to terminate. We therefore returned to Bayer the payment due upon termination, which Bayer had tendered to us. Both Bayer and we are in agreement that the amount due in the event of termination was $5.2 million, including $0.5 million of accrued interest. The outcome of our disagreement with Bayer concerning termination of the Supply Agreement is not expected to have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

All prior year results and discussion which follow reflect the segments previously described in this Quarterly Report.

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

The following table presents amounts and the percentages of net sales that items in the accompanying consolidated statements of operations constitute for the periods presented:

	Three Months Ended June 30,
	2004		2003
Net sales by segment:
Consumer Lawn and Garden	$152,467	63.6%	$142,256	69.1%
Consumer Household	71,095	29.6%	61,021	29.6%
Fertilizer Technology and Other	16,273	6.8%	2,726	1.3%
Total net sales	239,835	100.0%	206,003	100.0%
Operating costs and expenses:
Cost of goods sold	155,857	65.0%	123,797	60.1%
Selling, general and administrative expenses	49,784	20.7%	37,905	18.4%
Total operating costs and expenses	205,641	85.7%	161,702	78.5%
Operating income (loss) by segment:
Consumer Lawn and Garden	14,947	6.2%	26,119	12.7%
Consumer Household	19,432	8.1%	17,795	8.6%
Fertilizer Technology and Other	(185)	0.0%	387	0.2%
Total operating income	34,194	14.3%	44,301	21.5%
Interest expense	11,908	5.0%	10,271	5.0%
Interest income	86	0.0%	455	0.2%
Income before income tax expense	22,372	9.3%	34,485	16.7%
Income tax expense	5,039	2.1%	13,123	6.4%
Net income	$17,333	7.2%	$21,362	10.3%

Net Sales.   Net sales represent gross sales less any applicable customer discounts from list price, customer sales returns and promotion expense through cooperative programs with our customers. Net sales increased $33.8 million, or 16.4%, to $239.8 million for the three months ended June 30, 2004 from $206.0 million for the three months ended June 30, 2003. The increase was primarily due to our acquisition of Nu-Gro, as well as stronger sales of Consumer Household products compared to 2003. This increase was partially offset by a decline in sales of outdoor pesticides at one key retailer and a decline in sales of various lawn and garden products during the three months ended June 30, 2004.

Net sales in the Consumer Lawn and Garden segment increased $10.2 million, or 7.2%, to $152.5 million for the three months ended June 30, 2004 from $142.3 million for the three months ended June 30, 2003. Net sales of this segment increased primarily due to our acquisition of Nu-Gro, which contributed $17.9 million to the increase, and an increase in sales of various fertilizer products, partially offset by a decline in sales of outdoor pesticides at one key retailer and other growing media products. Net sales in the Consumer Household segment increased $10.1 million, or 16.6%, to $71.1 million for the three months ended June 30, 2004 from $61.0 million for the three months ended June 30, 2003. Net sales of this segment increased primarily due to an increase in sales of various indoor insecticide products and insect repellent products. Net sales in the Fertilizer Technology and Other segment increased $13.6 million to $16.3 million for the three months ended June 30, 2004 from $2.7 million for the three months ended June 30, 2003. Net sales of this segment increased primarily due to our acquisition of Nu-Gro, which contributed $15.2 million to the increase, partially offset by the cessation of sales of certain non-core products in the second quarter of 2003.

Gross Profit.   Gross profit increased $1.8 million, or 2.2%, to $84.0 million for the three months ended June 30, 2004 from $82.2 million for the three months ended June 30, 2003. The increase in gross profit was primarily due to our acquisition of Nu-Gro, increased sales of insecticide and insect repellent products in our Consumer Household segment and our continuing ability to achieve operational efficiencies from the merger and acquisition transactions we consummated in 2002. Such increase was partially offset by noncash amortization of the write-up of inventory acquired from Nu-Gro to estimated fair value through cost of goods sold, increased raw materials prices of certain products, including various commodities, the prices of which are driven substantially by increased energy costs, and higher freight costs. As a percentage of net sales, gross profit decreased to 35.0% for the three months ended June 30, 2004 from 39.9% for the three months ended June 30, 2003. The decrease in gross profit as a percentage of net sales was primarily due the factors previously described and the mix of product sales resulting from a decline in sales of outdoor pesticides at one key retailer.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses include all costs associated with the selling and distribution of products, product registrations and administrative functions such as finance, information systems and human resources. Selling, general and administrative expenses increased $11.9 million, or 31.3%, to $49.8 million for the three months ended June 30, 2004 from $37.9 million for the three months ended June 30, 2003. The increase was primarily due to our acquisition of Nu-Gro, higher distribution costs, noncash amortization expense due to the write-up of intangible assets acquired from Nu-Gro to estimated fair value, and additional costs associated with our enterprise resource planning, or ERP, system. Such increase was partially offset by lower selling and marketing costs and various operational efficiencies we continue to achieve from the merger and acquisition transactions we consummated in 2002. As a percentage of net sales, selling, general and administrative expenses increased to 20.7% for the three months ended June 30, 2004 from 18.4% for the three months ended June 30, 2003. The increase was due to the rise in expenses previously described.

Operating Income.   As a result of the factors previously described, operating income decreased $10.1 million, or 22.8%, to $34.2 million for the three months ended June 30, 2004 from $44.3 million for the three months ended June 30, 2003. As a percentage of net sales, operating income decreased to 14.3% for the three months ended June 30, 2004 from 21.5% for the three months ended June 30, 2003.

Operating income in the Consumer Lawn and Garden segment decreased $11.2 million, or 42.9%, to $14.9 million for the three months ended June 30, 2004 from $26.1 million for the three months ended June 30, 2003. Operating income of this segment decreased primarily due to noncash amortization expense resulting from the write-up of inventory and intangible assets acquired from Nu-Gro to estimated fair value, higher raw materials costs for certain of our fertilizer products driven substantially by increased energy costs, increased freight and distribution costs and a decline in sales of certain lawn and garden products, including outdoor pesticides at one key retailer. Operating income in the Consumer Household segment increased $1.6 million, or 9.0%, to $19.4 million for the three months ended June 30, 2004 from $17.8 million for the three months ended June 30, 2003. Operating income of this segment increased primarily due to increased sales of insecticide and insect repellent products, partially offset by increased freight and distribution costs. Operating income in the Fertilizer Technology and Other segment decreased to an operating loss of $0.2 million for the three months ended June 30, 2004 from operating income of $0.4 million for the three months ended June 30, 2003. Operating income of this segment decreased primarily due to noncash amortization expense and increased operating costs resulting from our acquisition of Nu-Gro, as previously described.

Interest Expense.   Interest expense increased $1.6 million, or 15.5%, to $11.9 million for the three months ended June 30, 2004 from $10.3 million for the three months ended June 30, 2003. The increase in interest expense was primarily due to additional borrowings to finance our acquisition of Nu-Gro and the write-off of $1.7 million of previously deferred financing fees recorded in connection with our repayment of obligations outstanding under our senior credit facility in effect prior to April 30, 2004, partially offset by a general decline in interest rates in 2004 compared to 2003.

Income Tax Expense.   Income tax expense decreased due to the decline in income before income taxes and also due to the adjustment of deferred tax liabilities associated with certain assets acquired. As a result, our effective tax rate was 22.5% for the three months ended June 30, 2004 compared to 38.1% for the three months ended June 30, 2003.

Net Income.   Net income decreased $4.1 million, or 19.2%, to $17.3 million for the three months ended June 30, 2004 from $21.4 million for the three months ended June 30, 2003 due to the factors previously described.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

The following table presents amounts and the percentages of net sales that items in the accompanying consolidated statements of operations constitute for the periods presented:

	Six Months Ended June 30,
	2004		2003
			(As Restated)
Net sales by segment:
Consumer Lawn and Garden	$302,974	71.7%	$287,870	74.8%
Consumer Household	102,320	24.2%	88,588	23.0%
Fertilizer Technology and Other	17,244	4.1%	8,357	2.2%
Total net sales	422,538	100.0%	384,815	100.0%
Operating costs and expenses:
Cost of goods sold	269,265	63.7%	232,552	60.4%
Selling, general and administrative expenses	89,765	21.2%	79,304	20.6%
Total operating costs and expenses	359,030	85.0%	311,856	81.0%
Operating income (loss) by segment:
Consumer Lawn and Garden	35,395	8.4%	48,192	12.5%
Consumer Household	28,480	6.7%	24,421	6.4%
Fertilizer Technology and Other	(367)	-0.1%	346	0.1%
Total operating income	63,508	15.0%	72,959	19.0%
Interest expense	21,528	5.1%	19,974	5.2%
Interest income	371	0.1%	954	0.2%
Income before income tax expense	42,351	10.0%	53,939	14.0%
Income tax expense	12,631	3.0%	21,525	5.6%
Net income	$29,720	7.0%	$32,414	8.4%

Net Sales.   Net sales increased $37.7 million, or 9.8%, to $422.5 million for the six months ended June 30, 2004 from $384.8 million for the six months ended June 30, 2003. The increase was primarily due to our acquisition of Nu-Gro, as well as stronger sales of Consumer Household products compared to 2003. This increase was partially offset by a decline in sales of outdoor pesticides at one key retailer, the cessation of sales of charcoal and non-core WPC products in the Fertilizer Technology and Other segment in the second quarter of 2003 and a decline in sales of various lawn and garden products during the six months ended June 30, 2004.

Net sales in the Consumer Lawn and Garden segment increased $15.1 million, or 5.2%, to $303.0 million for the six months ended June 30, 2004 from $287.9 million for the six months ended June 30, 2003. Net sales of this segment increased primarily due to our acquisition of Nu-Gro, which contributed $17.9 million to the increase, and an increase in sales of various fertilizer products, partially offset by a decline in sales of outdoor pesticides at one key retailer and other growing media products. Net sales in the Consumer Household segment increased $13.7 million, or 15.5%, to $102.3 million for the six months ended June 30, 2004 from $88.6 million for the six months ended June 30, 2003. Net sales of this segment increased primarily due to an increase in sales of various indoor insecticide products and insect repellent products. Net sales in the Fertilizer Technology and Other segment increased $8.8 million, or 104.8%, to $17.2 million for the six months ended June 30, 2004 from $8.4 million for the six months ended June 30, 2003. Net sales of this segment increased primarily due to our acquisition of Nu-Gro, which contributed $15.2 million to the increase, partially offset by the cessation of sales of charcoal and non-core WPC products in the second quarter of 2003.

Gross Profit.   Gross profit increased $1.0 million, or 0.7%, to $153.3 million for the six months ended June 30, 2004 from $152.3 million for the six months ended June 30, 2003. The increase in gross profit was primarily due to our acquisition of Nu-Gro, increased sales of various lawn and garden products in our Consumer Lawn and Garden segment, increased sales of insecticide and insect repellent products in our Consumer Household segment and our continuing ability to achieve operational efficiencies from the merger and acquisition transactions we consummated in 2002. Such increase was partially offset by noncash amortization of the write-up of inventory acquired from Nu-Gro to estimated fair value through cost of goods sold, increased raw materials prices of certain products, including various commodities, the prices of which are driven substantially by increased energy costs, and higher freight costs. As a percentage of net sales, gross profit decreased to 36.2% for the six months ended June 30, 2004 from 39.6% for the six months ended June 30, 2003. The decrease in gross profit as a percentage of net sales was primarily due to the factors previously described and the mix of products sales resulting from a decline in sales of outdoor pesticides at one key retailer.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.5 million, or 13.2%, to $89.8 million for the six months ended June 30, 2004 from $79.3 million for the six months ended June 30, 2003. The increase was primarily due to our acquisition of Nu-Gro, higher distribution costs, noncash amortization expense due to the write-up of intangible assets acquired from Nu-Gro to estimated fair value, and additional costs associated with our ERP system. Such increase was partially offset by lower selling and marketing costs,  various operational efficiencies we continue to achieve from the merger and acquisition transactions we consummated in 2002 and a $2.4 million adjustment to increase amortization expense during the six months ended June 30, 2003 as a result of the final valuation received relative to our Schultz Company merger in May 2002. As a percentage of net sales, selling, general and administrative expenses increased to 21.2% for the six months ended June 30, 2004 from 20.6% for the six months ended June 30, 2003. The increase was due primarily to certain operational efficiencies, offset by the rise in expenses previously described.

Operating Income.   As a result of the factors previously described, operating income decreased $9.5 million, or 13.0%, to $63.5 million for the six months ended June 30, 2004 from $73.0 million for the six months ended June 30, 2003. As a percentage of net sales, operating income decreased to 15.0% for the six months ended June 30, 2004 from 19.0% for the six months ended June 30, 2003.

Operating income in the Consumer Lawn and Garden segment decreased $12.8 million, or 26.6%, to $35.4 million for the six months ended June 30, 2004 from $48.2 million for the six months ended June 30, 2003. Operating income of this segment decreased primarily due to noncash amortization expense resulting from the write-up of inventory and intangible assets acquired from Nu-Gro to estimated fair value, higher raw materials costs for certain of our fertilizer products driven substantially by increased energy costs, increased freight and distribution costs and a decline in sales of certain lawn and garden products, including outdoor pesticides at one key retailer. Operating income in the Consumer Household segment increased $4.1 million, or 16.8%, to $28.5 million for the six months ended June 30, 2004 from $24.4 million for the six months ended June 30, 2003. Operating income of this segment increased primarily due to increased sales of insecticide and insect repellent products, partially offset by increased freight and distribution costs. Operating income in the Fertilizer Technology and Other segment decreased to an operating loss of $0.4 million for the six months ended June 30, 2004 from operating income of $0.3 million for the six months ended June 30, 2003. Operating income of this segment decreased primarily due to noncash amortization expense and increased operating costs resulting from our acquisition of Nu-Gro, as previously described.

Interest Expense.   Interest expense increased $1.5 million, or 7.5%, to $21.5 million for the six months ended June 30, 2004 from $20.0 million for the six months ended June 30, 2003. The increase in interest expense was primarily due to additional borrowings to finance our acquisition of Nu-Gro and the write-off of $1.7 million of previously deferred financing fees recorded in connection with our repayment of obligations outstanding under our senior credit facility in effect prior to April 30, 2004, partially offset by write-offs of previously deferred financing fees of $1.6 million in 2003 recorded in connection with our repayment of a portion of the obligations outstanding under our senior credit facility then in effect and a general decline in interest rates in 2004 compared to 2003.

Income Tax Expense.   Income tax expense decreased due to the decline in income before income taxes and also due to the adjustment of deferred tax liabilities associated with certain assets acquired. As a result, our effective tax rate was 29.8% for the six months ended June 30, 2004 compared to 39.9% for the six months ended June 30, 2003.

Net Income.   Net income decreased $2.7 million, or 8.3%, to $29.7 million for the six months ended June 30, 2004 from $32.4 million for the six months ended June 30, 2003 due to the factors previously described.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital, capital expenditures and debt service under our senior credit facility and our senior subordinated notes.

We believe that cash flows from operations, together with available borrowings under our revolving credit facility, will be adequate to meet the anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments for the foreseeable future. In addition to the Nu-Gro and UPG acquisitions described in more detail under the heading “Recent Events” in this section, we are regularly engaged in acquisition discussions with a number of other sellers although we cannot guarantee that any acquisitions will be consummated. If we do consummate any acquisitions, such transactions could be material to our business and require us to incur additional debt under our revolving credit facility or otherwise. We cannot ensure that sufficient cash flows will be generated from operations to repay our senior subordinated notes and amounts outstanding under our senior credit facility at maturity without requiring additional financing. Our ability to meet debt service obligations and reduce debt will be dependent on our future performance, which in turn, will be subject to general economic and weather conditions and to financial, business and other factors, including factors beyond our control. Because a portion of our debt bears interest at floating rates, our financial condition is and will continue to be affected by changes in prevailing interest rates.

Operating Activities.   Operating activities provided net cash of $17.7 million for the six months ended June 30, 2004 compared to using net cash of $13.9 million for the six months ended June 30, 2003. The increase in net cash from operating activities was primarily due to a smaller increase in accounts receivable of $27.5 million and a greater increase in accrued expenses of $24.5 million in 2004 than in 2003, net of the effects of the Nu-Gro acquisition. Including the impact of the Nu-Gro acquisition, accounts receivable increased $131.3 million during the six months ended June 30, 2004, as the Company reached its peak selling season in the second quarter of 2004. The acquisition of Nu-Gro contributed $53.6 million to the increase in accounts receivable as of the acquisition date and contributed $33.1 million in net sales during May and June 2004. The increase in net cash provided by operating activities was partially offset by an $18.3 million decline in accounts payable as our productions season begins to slow down, despite the $31.3 million addition to accounts payable from the Nu-Gro acquisition. The seasonal nature of our operations generally requires cash to fund significant increases in working capital, primarily accounts receivable and inventories, during the first half of the year. Accounts receivable and accounts payable generally build substantially in the first half of the year, in line with increasing sales as the season begins. These balances generally decline over the latter part of the year as the lawn and garden season winds down.

Investing Activities.   Investing activities used net cash flows of $150.5 million for the six months ended June 30, 2004 compared to net cash provided of nearly $1.0 million for the six months ended June 30, 2003. The increase in net cash flows used in investing activities was due to cash paid for the acquisition of Nu-Gro of $146.4 million, including transaction costs of $5.0 million, and a $3.4 million increase in capital expenditures in 2004 compared to 2003. Capital expenditures relate primarily to the construction of additional capacity for production and distribution, the development and implementation of our ERP system and the enhancement of certain of our existing facilities. Cash used for capital expenditures was $6.8 million for the six months June 30, 2004 and $3.4 million for the six months June 30, 2003. The increase in capital expenditures from 2003 to 2004 was primarily related to increased construction costs to expand our production and distribution capacity. We expect to spend approximately $17.1 million on capital expenditures in 2004, exclusive of expenditures on capital leases.

Financing Activities.   Financing activities provided net cash flows of $133.3 million for the six months ended June 30, 2004 compared to $13.6 million for the six months ended June 30, 2003. The increase in net cash flows provided by financing activities was primarily due to borrowings, net of repayments, of $201.9 million in 2004 compared to borrowings, net of repayments, of $8.2 million in 2003. The increase was partially offset, primarily due to payments of $57.6 million to repurchase all of our outstanding shares of preferred stock, including dividends accrued thereon of $19.9 million, and an increase in debt issuance costs of $7.0 million in 2004 compared to 2003 related to our new senior credit facility effective as of April 30, 2004.

Historically, we have utilized internally generated funds and borrowings under credit facilities to meet ongoing working capital and capital expenditure requirements. As a result of increased borrowings over the past several years, we have significantly increased cash requirements for debt service relating to our senior subordinated notes and senior credit facility. We will rely on internally generated funds and, to the extent necessary, borrowings under our revolving credit facility to meet liquidity needs. We had unused availability under our revolving credit facility of $121.1 million as of June 30, 2004, $88.3 million as of June 30, 2003 and $87.3 million as of December 31, 2003.

Long-term debt, excluding capital lease obligations, totaled $617.4 million as of June 30, 2004, $409.0 million as of June 30, 2003 and $388.5 million as of December 31, 2003. This debt was comprised of senior subordinated notes, including related premiums, of $232.9 million as of June 30, 2004, $236.2 million as of June 30, 2003 and $236.1 million as of December 31, 2003 and borrowings under our senior credit facility of $384.5 million as of June 30, 2004, $172.8 million as of June 30, 2003 and $152.4 million as of December 31, 2003. The weighted average rate on borrowings under our senior credit facility then in effect was 3.94% as of June 30, 2004, 5.32% as of June 30, 2003 and 5.12% as of December 31, 2003. The weighted average rate on the senior subordinated notes was 9.875% as of the end of each of these periods, resulting in a blended weighted average rate on all borrowings of 6.18% as of June 30, 2004, 7.95% as of June 30, 2003 and 8.01% as of December 31, 2003. The fair value of our total fixed-rate debt was $241.1 million as of June 30, 2004, $246.8 million as of June 30, 2003 and $242.1 million as of December 31, 2003. The fair value of our total variable-rate debt, including current maturities and short-term borrowings, approximated the carrying value of $384.5 million as of June 30, 2004, $172.8 million as of June 30, 2003 and $152.4 million as of December 31, 2003. The fair values of our fixed-rate debt and variable-rate debt are based on quoted market prices.

Senior Credit Facility in Effect Prior to April 30, 2004.   Our senior credit facility, as amended as of March 14, 2003, in effect prior to April 30, 2004, with Bank of America, N.A., Morgan Stanley Senior Funding, Inc. and Canadian Imperial Bank of Commerce was terminated and all obligations outstanding thereunder were repaid on April 30, 2004. The prior senior credit facility consisted of (1) a $90.0 million revolving credit facility; (2) a $75.0 million term loan facility (Term Loan A), which was repaid in full during the year ended December 31, 2003; and (3) a $240.0 million term loan facility (Term Loan B).

The prior senior credit facility agreement contained affirmative, negative and financial covenants. Affirmative and negative covenants placed restrictions on, among other things, levels of investments, indebtedness, insurance, capital expenditures and dividend payments. The financial covenants required the maintenance of certain financial ratios at defined levels. As of and during the six months ended June 30, 2004 and 2003 and year ended December 31, 2003, as applicable, we were in compliance with all covenants. Under the prior senior credit facility agreement, interest rates on the revolving credit facility and Term Loan B ranged from 1.50% to 4.00% plus LIBOR, or other base rate as provided in the prior senior credit facility agreement, depending on certain financial ratios. LIBOR was 1.12% as of June 30, 2003 and 1.16% as of December 31, 2003. The interest rate applicable to Term Loan B was 5.32% as of June 30, 2003 and 5.12% as of December 31, 2003. Unused commitments under the revolving credit facility were subject to a 0.5% annual commitment fee.

The prior senior credit facility agreement allowed us to make prepayments in whole or in part at any time without premium or penalty. During the six months ended June 30, 2004, we made principal payments of $152.4 million to fully repay Term Loan B, which primarily represented optional principal prepayments. During the six months ended June 30, 2003, we made principal payments of $28.3 million to fully repay Term Loan A and $49.2 million on Term Loan B, which primarily represented optional principal prepayments. During the year ended December 31, 2003, we made principal payments of $28.3 million to fully repay Term Loan A and $69.6 million on Term Loan B, which primarily represented optional principal prepayments. The optional principal prepayments were made from operating cash flows and proceeds from the new senior credit facility described below and allowed us to remain several quarterly payments ahead of the regular payment schedule. In connection with these prepayments, we recorded write-offs totaling $1.7 million and $0.3 million in previously deferred financing fees which were included in interest expense in our consolidated statement of operations for the three months ended June 30, 2004 and 2003, respectively, and $1.7 million and $1.6 million for the six months ended June 30, 2004 and 2003, respectively.

The prior senior credit facility was secured by substantially all of our properties and assets and by substantially all of the properties and assets of our current domestic subsidiaries. The carrying amount of our obligations under the prior senior credit facility approximated fair value because the interest rates were based on floating interest rates identified by reference to market rates.

New Senior Credit Facility in Effect as of April 30, 2004.   In conjunction with the closing of the acquisition of Nu-Gro, on April 30, 2004, we entered into a new $510.0 million senior credit facility with Bank of America, N.A., Banc of America Securities LLC, Citigroup Global Markets, Inc., Citicorp North America, Inc. and certain other lenders to retire the indebtedness under our prior senior credit facility and execute a new senior credit facility at more favorable rates, to provide funds for the Nu-Gro acquisition, to repurchase all of our outstanding preferred stock, along with accrued but unpaid dividends thereon, and for general working capital purposes. The new senior credit facility consists of (1) a $125.0 million U.S. dollar denominated revolving credit facility; (2) a $335.0 million U.S. dollar denominated term loan facility; and (3) a Canadian dollar denominated term loan facility valued at U.S. $50.0 million. Subject to the terms of the new senior credit facility agreement, the revolving loan portion of the new senior credit facility matures on April 30, 2010, and the term loan obligations under the new senior credit facility mature on April 30, 2011. The term loan obligations are to be repaid in 28 consecutive quarterly installments commencing on June 30, 2004, with a final installment due on March 31, 2011. All of the loan obligations are subject to mandatory prepayment upon certain events, including sales of certain assets, issuances of indebtedness or equity or from excess cash flow. The new senior credit facility agreement also allows us to make voluntary prepayments, in whole or in part, at any time without premium or penalty.

The new senior credit facility agreement contains affirmative, negative and financial covenants that are more favorable than those of the prior senior credit facility. The negative covenants place restrictions on, among other things, levels of investments, indebtedness, capital expenditures and dividend payments that we may make or incur. The financial covenants require the maintenance of certain financial ratios at defined levels. Under the new senior credit facility agreement, interest rates on the new revolving credit facility can range from 1.75% to 2.50% plus LIBOR, or from 0.75% to 1.50% plus a base rate, subject to adjustment and depending on certain financial ratios. As of June 30, 2004, the term loans were subject to interest rates equal to 2.50% plus LIBOR or 1.50% plus a base rate, as provided in the new senior credit facility agreement. The interest rate applicable to our outstanding borrowings was 3.84% as of June 30, 2004, 5.32% as of June 30, 2003 and 5.12% as of December 31, 2003. Unused commitments under the new revolving credit facility are subject to a 0.5% annual commitment fee. Unused availability under the new revolving credit facility was $121.1 million as of June 30, 2004 which is reflective of $3.9 million of standby letters of credit pledged as collateral. The new senior credit facility is secured by substantially all of our properties and assets and substantially all of the properties and assets of our current and future domestic subsidiaries.

In connection with the closing of the Nu-Gro acquisition, Bank of America, N.A., Canada Branch, separately loaned us Cdn $110.0 million for structuring purposes, which loan was repaid on April 30, 2004.

Amendment to New Senior Credit Facility in Effect as of July 30, 2004. On July 30, 2004, in connection with the closing of and to partially fund our merger with UPG, we amended and restated the credit agreement related to our new senior credit facility to increase the revolving credit facility from $125.0 million to $130.0 million, increase the U.S. term loan from $335.0 million to $510.0 million, add a $75.0 million second lien term loan and leave the U.S. $50.0 million Canadian term loan unchanged for a total New Senior Credit Facility, as amended, of $765.0 million. Subject to the terms of the new senior credit facility agreement, as amended, the second lien term loan is to be repaid in 29 consecutive quarterly installments commencing on September 30, 2004, with a final installment due on September 30, 2011, and matures on October 31, 2011. Interest on the second lien term loan accrues at 4.50% plus LIBOR or 3.5% plus a base rate, subject to adjustment and depending on certain financial ratios. The second lien term loan is subject to affirmative, negative and financial covenants. We incurred $5.0 million in costs related to the amendment, which were recorded as deferred financing fees and are being amortized over the remaining term of the new senior credit facility. The amendment did not change any other key terms or existing covenants of the new senior credit facility.

9 7/8% Series B Senior Subordinated Notes.   In November 1999, we issued $150.0 million in aggregate principal amount of 9 7/8% Series B senior subordinated notes due April 1, 2009 (the Series B Notes). Interest accrued on the Series B Notes at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1.

9 7/8% Series C Senior Subordinated Notes.   In March 2003, we issued $85.0 million in aggregate principal amount of 9 7/8% Series C senior subordinated notes due April 1, 2009 (the Series C Notes). Interest accrued at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1. As described in more detail below, as of June 30, 2004, there were no Series C Notes outstanding.

9 7/8% Series D Senior Subordinated Notes.   In May 2003, we registered $235.0 million in aggregate principal amount of 9 7/8% Series D senior subordinated notes (the Series D Notes and collectively with the Series B Notes and Series C Notes, the senior subordinated notes), with terms substantially similar to the Series B Notes and Series C Notes, with the U.S. Securities and Exchange Commission and offered to exchange the Series D Notes for up to 100% of the Series B Notes and Series C Notes. The exchange offering closed in July 2003, resulting in $85.0 million, or 100%, of the Series C Notes being exchanged and $146.9 million, or 98%, of the Series B Notes being exchanged. On April 14, 2004, we repurchased all of the remaining Series B Notes outstanding, along with accrued interest and repurchase premium of 4.938%, for $3.3 million. As of June 30, 2004, $232.9 million of the Series D Notes were outstanding and no Series B Notes or Series C Notes were outstanding.

The fair value of the senior subordinated notes was $241.1 million as of June 30, 2004, $246.8 million as of June 30, 2003 and $242.1 million as of December 31, 2003, based on their quoted market price on such dates. The fair value at June 30, 2004 reflects the repurchase of all outstanding Series B Notes in April 2004, as previously described. In accordance with the indentures that govern the senior subordinated notes, they are unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries.

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

•                    merge or consolidate; and

•                    transfer and sell assets.

The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of repayment under the applicable agreements. Any default under such agreements might adversely affect our growth, financial condition, results of operations and the ability to make payments on indebtedness or meet other obligations. As of and during the six months ended June 30, 2004 and 2003 and year ended December 31, 2003, we were in compliance with all covenants under the prior senior credit facility, the new senior credit facility and the senior subordinated notes in effect as of such dates.

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

Issuance of Common Stock.    In conjunction with our acquisition of UPG on July 30, 2004, we issued 5.8 million shares each of Class A and Class B common stock for proceeds of $70.0 million.

Repurchase of Preferred Stock.    In conjunction with our refinancing on April 30, 2004, we repurchased all 37,600 shares of outstanding Class A nonvoting preferred stock for $57.6 million, including $19.9 million for all accrued dividends thereon. Such repurchase resulting in a decline in additional paid in capital of $37.7 million.

Contractual Obligations

The following table presents the aggregate amount of future cash outflows of our contractual obligations as of June 30, 2004, except as otherwise noted, excluding future amounts due for interest on outstanding indebtedness:

	Obligations due in:
		Less Than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Senior credit facility	$384,543	$1,928	$11,566	$7,710	$363,339
9 7/8% Series D senior subordinated notes(1)	231,900	—	—	—	231,900
Capital leases	4,426	228	1,371	914	1,913
Operating leases	58,889	4,885	23,199	11,948	18,857
Purchase obligations(2)	46,414	29,258	14,846	2,310	—
Professional services agreement(3)	4,128	378	2,250	1,500	—
Total contractual obligations	$730,300	$36,677	$53,232	$24,382	$616,009

(1)          Excludes $1.0 million of unamortized premium.

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

We lease several of our operating facilities from Rex Realty, Inc., a company owned by certain of our stockholders and operated by a former executive and past member of our Board of Directors. The operating leases expire at various dates through December 31, 2010. We have options to terminate the leases on an annual basis by giving advance notice of at least one year. We lease a portion of our operating facilities from the same company under a sublease agreement expiring on December 31, 2005 with minimum annual rentals of $0.7 million. We have two five-year options to renew this lease, beginning January 1, 2006. Management believes that the terms of these leases approximate fair value. Rent expense under these leases was $0.3 million for the three months ended June 30, 2004, $0.3 million for the three months ended June 30, 2003, $0.6 million for the six months ended June 30, 2004 and $0.6 million for the six months ended June 30, 2003.

We are obligated under additional operating leases for other operations and the use of warehouse space. The leases expire at various dates through January 31, 2015. Five of the leases provide for as many as five options to renew for five years each. Aggregate rent expense under these leases was $1.7 million for the three months ended June 30, 2004, $1.8 million for the three months ended June 30, 2003, $3.5 million for the six months ended June 30, 2004 and $3.6 million for the six months ended June 30, 2003.

Guarantees and Off-Balance Sheet Risk

In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk, such as standby letters of credit and indemnifications, which are not reflected in our consolidated balance sheets. We had $3.9 million as of June 30, 2004, $1.7 million as of June 30, 2003 and $2.7 million as of December 31, 2003 in standby letters of credit pledged as collateral to support the lease of our primary distribution facility in St. Louis, a U.S. customs bond, certain product purchases, various workers’ compensation obligations and transportation equipment. These agreements mature at various dates through May 2005 and may be renewed as circumstances warrant. Such financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In our past experience, no claims have been made against these financial instruments nor do we expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, we determined such agreements do not have significant value and have not recorded any related amounts in our consolidated financial statements.

We are the lessee under a number of equipment and property leases, as described previously. It is common in such commercial lease transactions for us to agree to indemnify the lessor for the value of the property or equipment leased should it be damaged during the course of our operations. We expect that any losses that may occur with respect to the leased property would be covered by insurance, subject to deductible amounts. As a result, we determined such indemnifications do not have significant value and have not recorded any related amounts in our consolidated financial statements for such remote loss exposure.

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

Competition and Industry Trends.   Each of our segments operates in highly competitive markets and competes against a number of national and regional brands. We believe the principal factors by which we compete are product quality and performance, value, brand strength and marketing. In some instances, we compete against companies with potentially fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition or larger research and development departments.

Increasing consolidation in the consumer lawn and garden industry may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

Our principal North American competitors for our Consumer Lawn and Garden and Consumer Household segments include: The Scotts Company, which markets lawn and garden products under the Scotts®, Ortho®, Roundup®, Green Cross®, Miracle-Gro® and Hyponex® brand names; S.C. Johnson & Son, Inc., which markets insecticide and repellent products under the Raid® and OFF!® brand names; Central Garden & Pet Company, which markets insecticide and garden products under the Grant’s®, Maxide®, AMDRO®, IMAGE® and Pennington Seed® brand names; The Clorox Company, which markets products under the Combat® brand name; and Bayer A.G., which markets lawn and garden products under the Bayer Advanced™ brand name. In our Fertilizer Technology and Other segment, we compete against a diverse group of companies.

With the growing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose bargaining strength is growing. Our top three customers, The Home Depot, Lowe’s and Wal*Mart, together accounted for approximately 76% of our second quarter 2004 net sales and approximately 47% of our outstanding accounts receivable as of June 30, 2004. To the extent such concentration continues to occur, our net sales and operating income may be increasingly sensitive to a deterioration in the financial condition of, or other adverse developments involving our relationships with, one or more of our retailer customers. Our business has been, and may continue to be, negatively affected by changes in the policies and practices of our retailer customers, such as de-stocking and other inventory management initiatives, limitations on access to shelf space, pricing and credit term demands and other conditions. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to make purchases on a “just-in-time” basis. This requires us to shorten our lead-time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories and increase our working capital and related financing requirements.

Annual Product Line Reviews.   Each year, primarily during the third and fourth quarters, we undertake a series of meetings with a number of our retailers to review business activities for the following year. Discussions at these meetings address details including, but not limited to, product lines we wish to sell, product lines they intend to purchase, advertising and promotion programs, retail service activities and customer satisfaction. While we strive to present creative and compelling products, plans and promotions in order to expand our presence at these retailers and increase our share of the markets in which we compete, each year we encounter intense competition from our competitors. If we are unsuccessful in repeating or increasing our current year product offerings, it could adversely affect our consolidated financial position, results of operations or cash flows.

As we completed all of our annual product line reviews in 2003 for the 2004 season, individual retailers provided  both positive and negative indications regarding certain elements of our programs. One large retailer indicated it would not be selling certain types of our outdoor insecticide products at its stores due to an arrangement with another vendor. However, the same retailer indicated it would add a number of our other SKUs to its 2004 offerings, which has resulted in the recovery of a significant portion of the lost sales but at lower margins. Conversely, other large retailers indicated their interest in increasing the number of our products and advertising and merchandising support for those products in their 2004 offerings which are anticipated to more than offset the lost sales previously described.

Acquisition Strategy.   We have completed a number of acquisitions and strategic transactions since 2001 and intend to grow through the acquisition of additional businesses. In addition to the Nu-Gro and UPG acquisitions described in more detail under the heading “Recent Events” in this section, we are regularly engaged in acquisition discussions with a number of other sellers and anticipate that one or more potential acquisition opportunities, including those that could be material, may become available in the near future. If and when appropriate acquisition opportunities become available, we intend to pursue them actively. Further, acquisitions involve a number of special risks, including but not limited to:

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

Substantial Indebtedness.   We have a significant amount of debt. As of June 30, 2004, our total debt, excluding capital lease obligations, was $617.4 million. As of June 30, 2004, we had unused availability under the revolving portion of our new senior credit facility of $121.1 million. Our substantial indebtedness could have important consequences.

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

Environmental and Regulatory Considerations.   Local, state, federal and foreign laws and regulations relating to environmental, health and safety matters affect us in several ways. In the United States, all products containing pesticides must be registered with the United States Environmental Protection Agency, or EPA, and, in many cases, similar state agencies before they can be manufactured or sold. In Canada, all products containing pesticides must be registered with the Pest Management Regulatory Agency and, in many cases, similar federal/provincial agencies before they can be manufactured or sold. The inability to obtain, or the cancellation of, any registration could have an adverse effect on our business. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals. We may not always be able to avoid these risks.

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

As of June 30, 2004 and 2003 and December 31, 2003, we believe we were substantially in compliance with applicable environmental and regulatory requirements.

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

We formally document, designate and assess the effectiveness of any transactions that receive hedge accounting treatment. The cash flows of derivative hedging instruments we enter into are generally expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. Changes in the fair value of agreements designated as derivative hedging instruments are reported as either an asset or liability in the accompanying consolidated balance sheets with the associated unrealized gains or losses reflected in accumulated other comprehensive income. As of June 30, 2004, we had no outstanding derivative hedging instruments. As of June 30, 2003, we had one derivative hedging instrument, with a maturity date in July 2003, designated as a hedge against the purchase of granular urea for a contract value upon the date of execution of $0.4 million. Such derivative hedging instrument had an unrealized gain of less than $0.1 million as of June 30, 2003 which is included in accumulated other comprehensive income in the accompanying consolidated balance sheet as of such date. Although derivative hedging instruments were used throughout 2004 and 2003, no such instruments were outstanding as of June 30, 2004 or December 31, 2003. The amounts recorded in accumulated other comprehensive income are subsequently reclassified into cost of goods sold in the same period in which the underlying hedged transactions affect earnings. Such amounts reclassified into cost of goods sold included a net loss of $0.2 million for the three and six months ended June 30, 2004, a net gain of $1.2 million for the three months ended June 30, 2003 and a net gain of $1.4 million for the six months ended June 30, 2003.

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

The following table summarizes information about our debt instruments, excluding unamortized premium of $1.0 million on fixed rate debt, as of June 30, 2004, that are sensitive to changes in interest rates. The table presents future principal cash flows and related weighted-average interest rates by expected maturity dates, which are based on implied forward rates in the yield curve at June 30, 2004 (dollars in thousands):

	Remainder					There-		Fair
Description	of 2004	2005	2006	2007	2008	After	Total	Value
Long-term debt:
Fixed-rate debt	$—	$—	$—	$—	$—	$232,903	$232,903	$241,055
Average interest rate	—	—	—	—	—	9.875%	9.875%
Variable-rate debt	$3,175	$6,351	$6,351	$6,351	$6,351	$373,471	$402,050	$402,050

An increase in our weighted average variable borrowing rates of 1% would have resulted in an increase to annual interest expense of approximately $2.8 million for the six months ended June 30, 2004 and $2.0 million for the six months ended June 30, 2003.

Exchange Rate Risk

The functional currency for the majority of our operations is the U.S. dollar. With the acquisition of Nu-Gro, we have become subject to foreign currency translation gains and losses, as the Canadian dollar is the functional currency of Nu-Gro’s Canadian subsidiaries. For translation of the Canadian subsidiaries’ financial statements, assets and liabilities are translated at the year-end exchange rate, while statement of operations accounts are translated at average exchange rates monthly. The resulting translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity (deficit). Transaction gains or losses on intercompany balances with Nu-Gro that are designated as foreign currency transactions are recorded monthly in selling, general and administrative expenses in the consolidated statement of operations. Foreign currency transactions are recorded at the exchange rate prevailing on the transaction date.

The recent weakening of the U.S. dollar compared to the Canadian dollar positively impacted our purchase price of Nu-Gro between the date we signed the definitive agreement and the date of closing, as well as the net sales and operating income of its subsidiaries since the date of acquisition. We are also subject to foreign exchange transaction exposure when our Canadian businesses purchase inventory in U.S. dollars. We do not currently enter into foreign exchange forward contracts to mitigate foreign exchange rate risk.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

a.                 The Exhibit Index begins on page 61.

b.                Reports on Form 8-K.

On April 30, 2004, we filed a Current Report on Form 8-K under Item 2 to announce the closing of our acquisition of The Nu-Gro Corporation, the closing of our new senior credit facility and the repurchase of all of our outstanding shares of Class A nonvoting preferred stock.

On May 14, 2004, we furnished a Current Report on Form 8-K under Item 12 to announce our earnings for the quarter ended March 31, 2004.

On June 15, 2004, we filed a Current Report on Form 8-K under Item 5 to announce our execution of a definitive agreement to acquire United Pet Group, Inc.

On July 9, 2004, we filed an amended Current Report on Form 8-K/A to file the required financial information in connection with the acquisition of The Nu-Gro Corporation.

On July 13, 2004, we filed a Current Report on Form 8-K under Items 9 and 12 to announce our financing plan for the merger with United Pet Group, Inc. and preliminary second quarter year-to-date operating results.

On August 2, 2004, we filed a Current Report on Form 8-K under Item 2 to announce the closing of our merger with United Pet Group, Inc. and the amendment to our senior credit facility.

On August 6, 2004, we furnished a Current Report on Form 8-K under Item 12 to announce our earnings for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United Industries Corporation
Registrant
	By:	/s/ Daniel J. Johnston
Daniel J. Johnston
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)
Dated: August 16, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.3	Agreement and Plan of merger by and among United Industries Corporation, Saturn MergerCo., Inc., and United Pet Group, Inc., dated as of June 14, 2004.(4)
3.1	Amended and Restated Certificate of Incorporation of the Company, dated January 13, 1999.(1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated January 20, 1999.(1)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated November 9, 2000.(2)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated December 13, 2001.(3)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated May 7, 2002.(3)
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated July 29, 2004.*
3.7	By-laws of the Company.(1)
10.51

Amended and Restated Credit Agreement, dated as of July 30, 2004, among United Industries Corporation, Bank of America, N.A., Banc of America Securities LLC, Citigroup Global Markets Inc., JPMorgan Chase Bank, J.P. Morgan Securities Inc. and Other Lenders Party Hereto (as defined therein).(4)

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

(2)          Previously filed as an Exhibit to the Registrant’s Form 10-K filed on April 14, 2001 and incorporated by reference herein.

(3)       Previously filed as an Exhibit to the Registrant’s Form 10-K filed on March 20, 2003 and incorporated by reference herein.

(4)       Previously filed as an exhibit to the Registrant’s Form 8-K filed on July 30, 2004 and incorporated by reference herein.

*                    Filed or furnished herewith.