Form 10-Q
period 2004-09-30
UNITED INDUSTRIES CORP
filed 2004-11-15
CIK 1083200

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 15, 2004, the registrant had 35,954,496 Class A voting and 35,954,496 Class B nonvoting shares of common stock outstanding.

UNITED INDUSTRIES CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2004
TABLE OF CONTENTS

TRADEMARKS

Spectracide®, Spectracide Triazicide®, Spectracide Terminate®, Spectracide Pro®, Hot Shot®, Garden Safe®, Schultz™, Rid-a-Bug®, Bag-a-Bug®, Real-Kill®, No-Pest®, Repel®, Vigoro®, Sta-Green®, Bandini®, Wilson®, So-Green®, Greenleaf®, Green Earth®, IB Nitrogen®, Nitroform®, Nutralene®, S.C.U. ®, Organiform® Marineland®, Perfecto®, Instant Ocean®, Regent®, 8-in-1®, Nature’s Miracle®, Dingo®, Wild Harvest®, One Earth®, Lazy Pet® and JungleTalk® are our trademarks and trade names. We also license certain Cutter® trademarks from Bayer A.G., Peters® and Peters Professional® trademarks from The Scotts Company, CIL® trademarks from ICI Canada Inc., Plant-Prod® trademarks from Plant Products Co. Ltd. and Pickseed® trademarks from Pickseed Canada Inc. Other trademarks and trade names used in this Quarterly Report are the property of their respective owners.

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

•  weather conditions, primarily during the peak lawn and garden season, and/or historical seasonality and related fluctuations in our operating results and cash flows;

•  our ability to repay indebtedness, meet requirements under our debt covenants or fulfill other obligations;

•  industry trends and competition, including consolidation trends in the retail industry;

•  our ability to manage rapid growth, the integration of acquisitions and the diversification of our businesses;

•  our ability to achieve the benefits we expect from acquisitions, including our acquisitions of The Nu-Gro Corporation and United Pet Group, Inc.;

•  our ability to successfully implement or integrate our information systems;

•  public perception regarding the safety of our products, including the potential for environmental liabilities, product liability claims, litigation and other claims;

•  governmental regulations;

•  terrorist attacks or acts of war;

•  cost and availability of raw materials or product components;

•  changes in our business strategy or development plans;

•  uncertainty regarding product innovations and marketing activities;

•  our ability to recruit and retain quality personnel, including key executive officers and other members of senior management;

•  availability, terms and deployment of capital resources; and

•  the other risks described in our filings with the SEC, including our Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	September 30,		December 31,
	2004	2003	2003
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$8,290	$44,122	$11,413
Accounts receivable, net of reserves of $6,699 and $3,926 at September 30, 2004 and 2003, respectively, and $2,753 at December 31, 2003	107,493	56,464	29,890
Inventories	160,003	67,570	96,795
Prepaid expenses and other current assets	19,885	10,058	15,141
Total current assets	295,671	178,214	153,239
Property, plant and equipment, net	99,365	34,360	37,153
Deferred tax asset	78,495	86,266	186,562
Goodwill	247,446	6,176	6,221
Intangible assets, net	310,898	88,342	86,872
Other assets, net	22,839	10,243	9,897
Total assets	$1,054,714	$403,601	$479,944
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$6,678	$1,341	$1,349
Accounts payable	41,653	15,861	29,774
Accrued expenses	67,195	59,454	39,574
Total current liabilities	115,526	76,656	70,697
Long-term debt, net of current maturities	862,445	388,096	387,657
Capital lease obligations, net of current maturities	3,222	3,333	3,191
Other liabilities	5,290	3,199	3,256
Total liabilities	986,483	471,284	464,801
Commitments and contingencies (see Notes 10 and 11)
Stockholders’ equity (deficit):
Preferred stock (no shares of $0.01 par value Class A issued and outstanding at September 30, 2004, 40,000 authorized; 37,600 shares issued and outstanding at September 30, 2003 and December 31, 2003, 40,000 authorized)	—	—	—
Common stock (Class A and Class B shares authorized, issued and outstanding were each 51.5 million, 39.0 million and 36.0 million, respectively, as of September 30, 2004; 43.6 million, 33.2 million and 33.2 million, respectively, as of September 30, 2003 and December 31, 2003)	782	665	665
Treasury stock (3.1 million shares each of $0.01 par value Class A and Class B, at cost at September 30, 2004; 9,569 shares of each, at cost at September 30, 2003 and December 31, 2003)	(24,469)	(96)	(96)
Warrants and options	11,745	11,745	11,745
Additional paid-in capital	241,034	210,806	210,908
Accumulated deficit	(161,321)	(261,633)	(179,738)
Common stock subscription receivable	—	(23,363)	(22,534)
Common stock repurchase option	—	(2,636)	(2,636)
Common stock held in grantor trusts	(3,326)	(2,847)	(2,847)
Loans to executive officer	(215)	(324)	(324)
Accumulated other comprehensive income	4,001	—	—
Total stockholders’ equity (deficit)	68,231	(67,683)	15,143
Total liabilities and stockholders’ equity (deficit)	$1,054,714	$403,601	$479,944

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
				(As Restated)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales	$171,040	$104,019	$593,578	$488,834
Operating costs and expenses:
Cost of goods sold	123,511	64,750	392,776	297,302
Selling, general and administrative expenses	48,387	32,195	138,152	111,499
Total operating costs and expenses	171,898	96,945	530,928	408,801
Operating income (loss)	(858)	7,074	62,650	80,033
Interest expense	12,799	9,173	34,328	29,147
Interest income	16	568	388	1,522
Income (loss) before income taxes	(13,641)	(1,531)	28,710	52,408
Provision for income taxes	(5,184)	(698)	7,447	20,827
Net income (loss)	(8,457)	(833)	21,263	31,581
Preferred stock dividends	—	1,952	2,781	5,622
Net income (loss) available to common stockholders	$(8,457)	$(2,785)	$18,482	$25,959
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME:
Net income (loss)	$(8,457)	$(833)	$21,263	$31,581
Other comprehensive income:
Gain (loss) on derivative hedging instruments, net of tax of $17, $2, $17 and $300, respectively	(29)	3	(29)	489
Foreign currency translation gain (loss), net of tax of $1,859, $0, $2,470 and $0, respectively	3,028	—	4,030	—
Comprehensive income (loss)	$(5,458)	$(830)	$25,264	$32,070

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
		(As Restated)
Cash flows from operating activities:
Net income	$21,263	$31,581
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	24,145	12,135
Amortization and write-off of deferred financing fees	4,168	4,747
Deferred income tax expense	7,448	18,875
Gain on sale of aircraft	(1,497)	—
Stock-based compensation for shares held in grantor trusts	479	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	18,569	(34,670)
Inventories	24,760	18,271
Prepaid expenses	6,455	1,280
Other assets	(392)	(1,622)
Accounts payable	(41,825)	(10,968)
Accrued expenses	21,687	8,086
Other operating activities, net	1,169	(703)
Net cash flows provided by (used in) operating activities	86,429	47,012
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,036)	(6,724)
Payment for acquisition of the Nu-Gro Corporation	(146,698)	—
Payment for acquisition of United Pet Group	(371,534)	—
Proceeds from sale of aircraft	2,787	—
Proceeds from sale of WPC product lines	—	4,204
Net cash flows used in investing activities	(527,481)	(2,520)
Cash flows from financing activities:
Proceeds from issuance of senior subordinated notes	—	86,275
Proceeds from borrowings on new senior credit facility	635,000	—
Proceeds from issuance of common stock	70,000	84
Payments received for common stock subscription receivable	—	2,863
Payments received on loans to executive officer	109	80
Payment for repurchase of senior subordinated notes	(3,100)	—
Repayment of borrowings on term debt	(181,827)	(98,127)
Payments for capital lease obligations	(3,938)	(445)
Payments for debt issuance costs	(14,922)	(2,924)
Payments for repurchase of preferred stock and accrued dividends	(57,557)	—
Payment for Bayer transactions for treasury stock	(1,500)	—
Change in book cash overdraft	—	1,506
Net cash flows provided by (used in) financing activities	442,265	(10,688)
Effect of exchange rates on cash and cash equivalents	(4,336)	—
Net increase (decrease) in cash and cash equivalents	(3,123)	33,804
Cash and cash equivalents, beginning of period	11,413	10,318
Cash and cash equivalents, end of period	$8,290	$44,122
Noncash financing activities:
Debt assumed in Nu-Gro acquisition	$26,654	$—
Bayer transactions for treasury stock (see Note 12)	$22,873	$—
Execution of capital lease for aircraft	$3,525	$—
Preferred stock dividends accrued	$2,781	$5,622
Retirement of preferred stock	$37,665	$—

See accompanying notes to consolidated financial statements.

UNITED INDUSTRIES CORPORATION AND SUBISIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except where indicated)
(Unaudited)

Note 1—Description of Business and Basis of Presentation

Under its three operating divisions, which own and license a wide variety of brand names, United Industries Corporation (the Company) manufactures and markets broad product lines in the lawn and garden, household and the pet supplies industries. Its largest operating division, Spectrum Brands, is comprised of a number of leading lawn and garden care and household products, including dry, granular lawn fertilizers, lawn fertilizer combination and lawn control products, herbicides, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils and other growing media products, grass seed and indoor and outdoor insecticide and insect repellent products. Spectrum Brands represents the Company’s largest business segment, referred to as U.S. Home & Garden, and its brands include, among others, Spectracide®, Garden Safe® and Real-Kill® in the controls category, Sta-Green®, Vigoro®, Schultz™ and Bandini® in the lawn and garden, fertilizer and growing media categories, and Hot Shot®, Cutter® and Repel® in the household category.

The Company’s Canadian operating division, The Nu-Gro Company (Nu-Gro), manufactures and markets a number of lawn and garden and household products similar to the U.S. Home & Garden products, which are sold primarily throughout Canada, and a variety of controlled-release nitrogen products and fertilizer technology, which are sold primarily throughout the United States, with some sales in Canada and other countries. Nu-Gro represents the Company’s smallest business segment, referred to as Canada, and its brands include, among others, Wilson®, So-Green®, Greenleaf® and Green Earth® in the lawn and garden categories, and IB Nitrogen®, Nitroform®,Nutralene®, S.C.U. ® and Organiform® in the fertilizer technology category.

The products of the Company’s U.S. Home & Garden and Canada segments are targeted toward consumers who want products and packaging that are comparable or superior to, and sold at lower prices than, premium-priced brands, while its opening price point brands are designed for cost-conscious consumers who want quality products. The home and garden products of both segments are marketed to mass merchandisers, home improvement centers, hardware, grocery and drug chains, nurseries and garden centers.

The Company’s pet supplies operating division, United Pet Group, Inc. (UPG), manufactures and markets a diverse portfolio of branded pet supplies. UPG represents the Company’s second largest business segment, referred to as Pet, and its brands include, among others, Marineland®, Perfecto®, Instant Ocean® and Regent® in the aquatics category and 8-in-1®, Nature’s Miracle®, Dingo®, Lazy Pet®, Wild Harvest® and One Earth® in the specialty pet category. UPG’s products are sold primarily in the United States through mass merchandisers, large chain pet retailers, smaller independent pet retailers, national and regional grocery chains and consumer catalogs and websites.

As described in more detail in Note 14, the basis of the Company’s segmentation has been modified since June 30, 2004 to accommodate the acquisitions of Nu-Gro and UPG (see Note 2).

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

Note 2—Acquisitions

United Pet Group, Inc.

On July 30, 2004, the Company and a wholly-owned subsidiary completed a merger of the subsidiary with and into UPG, a privately owned manufacturer and marketer of branded pet supplies. As a result of the merger, UPG and its subsidiaries became wholly-owned subsidiaries of the Company. The total purchase price included cash consideration of $371.5 million, including transaction costs of $5.0 million and the assumption of $113.3 million of outstanding debt and equity obligations, which were immediately repaid by the Company at closing. The transaction has been accounted for as an acquisition using the purchase method of accounting. Accordingly, the results of operations of UPG have been included in the Company’s results of operations from July 30, 2004, the date of acquisition. The Company financed the transaction with proceeds generated from amending and increasing its credit agreement by $250.0 million, including the addition of a $75.0 million second lien term loan (see Note 9), with $70.0 million of proceeds from the issuance of 5.8 million shares each of the Company’s Class A voting and Class B nonvoting common stock to affiliates of Thomas H. Lee Partners, the Company’s largest shareholder, Banc of America Securities LLC and certain UPG selling shareholders (see Note 12) and the remainder from cash balances. The acquisition was executed in an attempt to further diversify the Company’s product offerings, mitigate the effects of seasonality trends, decrease dependence on certain of its largest customers and expand the opportunity for future growth.

The purchase price was preliminarily allocated to assets acquired and liabilities assumed based on estimated fair values. The Company preliminarily allocated $172.5 million of the purchase price to intangible assets and $174.5 million to goodwill for consideration paid in excess of the fair value of net assets acquired, which is not deductible for tax purposes. The acquired intangible assets consist primarily of trade names, which are currently being amortized using the straight-line method over periods ranging from fifteen to forty years, and to customer relationships, which are currently being amortized using the straight-line method over periods ranging from five to ten years and other intangible assets, primarily patents, which are currently being amortized using the straight-line method over periods ranging from ten to fifteen years. Amortization expense for the two-month period ended September 30, 2004 was $1.6 million. In addition, the Company increased the value of inventory acquired from UPG by $6.0 million to reflect estimated fair value on the date of acquisition, which is currently being recorded as cost of goods sold commensurate with related subsequent sales activity during 2004. For the two months ended September 30, 2004, amortization expense of $4.0 million was recorded in cost of goods sold for this write-up of inventory to estimated fair value. The Company also increased the value of property, plant and equipment acquired from UPG by $2.0 million to reflect estimated fair value on the date of acquisition, which is currently being depreciated using the straight-line method over varying periods, the average of which is approximately 10 years.

The purchase price allocation is based on preliminary information, which is subject to adjustment upon obtaining the final report of the valuation of assets acquired and liabilities assumed by an independent third-party valuation firm. The Company is currently in the process of obtaining such report and expects the final purchase price allocation to be completed during the fourth quarter of 2004. The final purchase price allocation may differ significantly from the preliminary allocation provided herein and may change as the result of contingent payments based on the performance of a particular product line through December 31, 2005.

The following table summarizes the preliminary purchase price calculation and the preliminary estimated fair values of assets acquired and liabilities assumed as of July 30, 2004, the date of acquisition:

July 30, 2004
Purchase price:
Cash and liabilities assumed	$366,500
Transaction costs	5,034
Total purchase price	$371,534
Allocation of purchase price:
Assets:
Accounts receivable	$27,615
Inventories	46,901
Other current assets	9,789
Property, plant and equipment	24,902
Goodwill	174,529
Trade names	97,237
Customer relationships	47,500
Patents	27,800
Other assets	3,659
Liabilities:
Accounts payable	(11,637)
Accrued expenses	(19,101)
Deferred income taxes	(57,660)
Total purchase price	$371,534

The Nu-Gro Corporation

On April 30, 2004, the Company completed the acquisition of all of the outstanding common shares of Nu-Gro, a lawn and garden products company then incorporated under the laws of Ontario, Canada. As a result of the acquisition, Nu-Gro and its subsidiaries became wholly-owned subsidiaries of the Company. The total purchase price included cash consideration of $146.7 million, including $5.3 million of related acquisition costs and the assumption of $26.7 million of outstanding debt, which was immediately repaid by the Company at closing. The transaction was financed with proceeds from the Company’s New Senior Credit Facility (see Note 9). The acquisition was executed in an attempt to expand the Company’s reach throughout North America, broaden its product offerings and customer base, vertically integrate certain of its operations, including gaining access to advanced fertilizer technologies, and to achieve economies of scale and synergistic efficiencies.

The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in the consolidated financial statements from April 30, 2004, the date of acquisition. The purchase price was preliminarily allocated to assets acquired and liabilities assumed based on estimated fair values. The Company allocated $51.1 million of the purchase price to intangible and other assets and $46.7 million to goodwill for consideration paid in excess of the fair value of net assets acquired, based on valuations obtained from an independent third-party appraisal firm, which is not deductible for tax purposes. The acquired intangible assets consist primarily of trade names, which are currently being amortized using the straight-line method over periods ranging from fifteen to forty years, and to customer relationships, which are currently being amortized using the straight-line method over periods ranging from five to ten years. In addition, the Company increased the value of inventory acquired from Nu-Gro by $5.2 million to reflect estimated fair value on the date of acquisition, which was fully amortized in cost of goods sold commensurate with related subsequent sales activity during the second quarter of 2004.

The purchase price allocation is based on preliminary information, which is subject to adjustment upon obtaining the final report of the valuation of assets acquired and liabilities assumed by an independent third-party valuation firm. The Company is currently in the process of obtaining such report and expects the final purchase price allocation to be completed during the fourth quarter of 2004. The final purchase price allocation may differ significantly from the preliminary allocation provided herein.

The following table summarizes the preliminary purchase price calculation and the preliminary estimated fair values of assets acquired and liabilities assumed as of April 30, 2004, the date of acquisition:

April 30, 2004
Purchase price:
Cash and liabilities assumed	$141,402
Transaction costs	5,296
Total purchase price	$146,698
Allocation of purchase price:
Assets:
Accounts receivable	$53,617
Inventories	40,937
Other current assets	1,377
Property, plant and equipment	31,676
Goodwill	46,660
Trade names	28,900
Customer relationships	19,600
Other assets	2,639
Liabilities:
Accounts payable and accrued expenses	(31,714)
Short-term borrowings and current maturities of long-term debt	(20,951)
Long-term debt, net of current maturities	(5,703)
Deferred income taxes	(20,340)
Total purchase price	$146,698

With the acquisitions of Nu-Gro and UPG, the Company has become subject to foreign currency translation gains and losses, as UPG purchases certain inventory components using the Euro and the Canadian dollar is the functional currency of Nu-Gro’s Canadian subsidiaries. For translation of the Canadian subsidiaries’ financial statements, assets and liabilities are translated at the period-end exchange rate, while statement of operations accounts are translated at average exchange rates monthly. The resulting translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity. Transaction gains or losses on intercompany balances with Nu-Gro that are designated as foreign currency transactions are recorded monthly in selling, general and administrative expenses in the consolidated statement of operations. Foreign currency transactions are recorded at the prevailing exchange rate on the transaction date.

ProForma Results of Operations

The following table presents the Company’s unaudited consolidated results of operations on a pro forma basis, as if the Nu-Gro and UPG acquisitions had occurred on January 1, 2004 and 2003, as applicable:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$191,171	$194,617	$803,140	$799,541
Net income (loss)	(3,056)	1,166	45,430	43,312

The unaudited pro forma consolidated financial information presented herein is not necessarily indicative of the consolidated results of operations or financial position that would have resulted had the acquisitions been completed at the beginning of or as of the periods presented, nor is it indicative of the results of operations in future periods or the future financial position of the combined companies.

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

SFAS No. 123 requires pro forma disclosure of the impact on earnings as if the Company determined stock-based compensation expense using the fair value method. The following table presents net income, as reported, stock-based compensation expense that would have been recorded using the fair value method and pro forma net income that would have been reported had the fair value method been applied:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
				(As Restated)
Net income (loss), as reported	$(8,457)	$(833)	$21,263	$31,581
Stock-based compensation expense using the fair value method, net of tax	351	368	818	1,088
Pro forma net income (loss)	$(8,808)	$(1,201)	$20,445	$30,493

Note 4—Inventories

Inventories consist of the following:

	September 30,		December 31,
	2004	2003	2003
Raw materials, components and packaging	$64,032	$24,607	$34,619
Finished goods	104,816	48,883	67,794
Allowance for obsolete and slow-moving inventory	(8,845)	(5,920)	(5,618)
Total inventories	$160,003	$67,570	$96,795

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,		December 31,
	2004	2003	2003
Machinery and equipment	$67,378	$35,613	$39,024
Office furniture, equipment and capitalized software	36,209	28,622	30,183
Transportation equipment	4,399	6,435	6,418
Leasehold improvements	6,016	3,163	3,157
Land and buildings	26,129	114	114
	140,131	73,947	78,896
Accumulated depreciation and amortization	(40,766)	(39,587)	(41,743)
Total property, plant and equipment	$99,365	$34,360	$37,153

For the three months ended September 30, 2004 and 2003, depreciation and amortization expense was $4.3 million and $1.8 million, respectively. For the nine months ended September 30, 2004 and 2003, depreciation and amortization expense was $10.4 million and $5.2 million, respectively.

Aircraft Replacement

In February 2004, the Company executed a capital lease agreement for the use of an aircraft for $3.5 million. In April 2004, the Company closed an agreement that was executed in March 2004 to sell the aircraft it replaced in February 2004. The carrying value of the aircraft sold was $1.2 million and proceeds from the sale were $2.8 million. Accordingly, after related expenses of $0.1 million, the Company recorded a $1.5 million gain on sale, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2004. As of September 30, 2004 and 2003 and December 31, 2003, the cost of the aircraft held under capital lease, including taxes and closing costs, was $3.8 million, $5.3 million and $5.3 million, respectively, and related accumulated amortization was $0.2 million, $3.8 million and $4.4 million, respectively (see Note 10).

Note 6—Goodwill and Intangible Assets

Intangible assets consist of the following:

		September 30, 2004			September 30, 2003			December 31, 2003
	Amortization	Gross		Net	Gross		Net	Gross		Net
	Period	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	in Years	Value	Amortization	Value	Value	Amortization	Value	Value	Amortization	Value
(As Restated)
Intangible assets:

Trade names	5-40	$193,234	$(7,547)	$185,687	$61,548	$(2,558)	$58,990	$61,548	$(2,958)	$58,590
Customer relationships	5-10	104,156	(16,792)	87,364	31,196	(6,927)	24,269	31,196	(8,566)	22,630
Patents	10-20	27,800	(232)	27,568	—	—	—	—	—	—
Supply agreements	3-10	8,601	(1,065)	7,536	5,694	(1,043)	4,651	5,694	(380)	5,314
Other intangible assets	6 mos - 25 yrs	3,657	(914)	2,743	604	(172)	432	604	(266)	338
Total intangible assets, net		$337,448	$(26,550)	$310,898	$99,042	$(10,700)	$88,342	$99,042	$(12,170)	$86,872
Goodwill				247,446			6,176			6,221
Total goodwill and intangible assets, net				$558,344			$94,518			$93,093

Intangible assets include trade names, customer relationships, supply agreements and other intangible assets, which are valued upon acquisition through independent third-party appraisals, where material, or using other valuation methods. Intangible assets are amortized using the straight-line method over periods ranging from five to forty years, or three to ten years in the case of the supply agreements, the period in which their economic benefits are expected to be utilized.

Amounts recorded for goodwill in connection with the UPG acquisition totaled $174.5 million at July 30, 2004 and was allocated based on preliminary information, which is subject to adjustment upon obtaining the final report of an independent third-party valuation firm. Amounts recorded for goodwill in connection with the Nu-Gro acquisition totaled $46.7 million at April 30, 2004. See Note 14 for information regarding goodwill reported by operating segment.

Restatement

The Company had initially reflected the guidance outlined in EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” as of the date it finalized the allocation of the purchase price of Schultz Company, in the first quarter of 2003, and began amortizing the customer relationship intangible asset over its remaining useful life. In March 2004, the Company determined that the effect of the application of EITF 02-17 should have been applied from the date of acquisition and, as such should have resulted in a $2.4 million noncash charge for the additional amortization related to the final valuation of the $24.6 million customer relationship intangible asset. Accordingly, in the fourth quarter of 2003, the Company restated the March 31, 2003 quarterly financial information to include the noncash adjustment, which increased first quarter 2003 selling, general and administrative expenses by $2.4 million and decreased income before income tax expense and net income by $2.4 million, as the intangible assets are not deductible for tax purposes. Operating income and net income as originally reported for the three months ended March 31, 2003 of $31,058 and $13,453, respectively, were higher than the respective restated first quarter amounts of $28,658 and $11,053 due to the additional amortization expense described above. In addition, operating income and net income as originally reported for the nine months ended September 30, 2003 of $82,433 and $33,981, respectively, were higher than the respective restated amounts of $80,033 and $31,581 due to the additional amortization expense described above.

Customer Agreement

On February 12, 2004, the Company and its largest customer executed a licensing, manufacturing and supply agreement (the Agreement). Under the Agreement, the Company will license certain of its trademarks and be the exclusive manufacturer and supplier for certain products branded with such trademarks from January 1, 2004, the effective date of the Agreement, through December 31, 2008 or such later date as is specified in the Agreement. Provided the customer achieves certain required minimum purchase volumes and other conditions during such period, and the manufacturing and supply portion of the Agreement is extended for an additional three-year period as specified in the Agreement, the Company will assign the trademarks to the customer not earlier than May 1, 2009, but otherwise within thirty days after the date upon which such required minimum purchase volumes are achieved. The carrying value of such trademarks as of February 12, 2004 was approximately $16.0 million. If the customer fails to achieve the required minimum purchase volumes or meet other certain conditions, assignment may occur at a later date, if certain conditions are met. In addition, as a result of executing the Agreement, the Company has modified the trademarks’ initial amortization period of forty years and will record amortization in a manner consistent with projected sales activity over five years, because the Company believes the customer will achieve all required conditions by May 2009. For the three and nine months ended September 30, 2004, amortization expense was $0.4 million and $2.4 million, respectively. The modification of the amortization period will result in additional annual amortization expense of approximately $2.7 million in the year ending December 31, 2004.

Amortization Expense

For the three months ended September 30, 2004 and 2003, aggregate amortization expense related to intangible assets was $4.9 million and $2.0 million, respectively. For the nine months ended September 30, 2004 and 2003, aggregate amortization expense related to intangible assets was $14.4 million and $4.5 million, respectively. The following table presents estimated amortization expense for intangible assets during each of the next five years:

Year	Amount
Remainder of 2004	$6,633
2005	25,366
2006	25,269
2007	21,089
2008	18,284

Note 7—Other Assets

Other assets consist of the following:

	September 30,		December 31,
	2004	2003	2003
Deferred financing fees	$26,973	$23,394	$23,841
Accumulated amortization	(7,201)	(14,146)	(14,948)
Deferred financing fees, net	19,772	9,248	8,893
Other	3,067	995	1,004
Total other assets, net	$22,839	$10,243	$9,897

As described in Note 9, during the nine months ended September 30, 2004, the Company recorded deferred financing fees of $10.0 million in connection with the execution of its New Senior Credit Facility on April 30, 2004 and wrote-off $1.7 million of deferred financing fees in connection with the repayment of obligations under its Prior Senior Credit Facility. Furthermore, the Company recorded deferred financing fees of $5.0 million in connection with the amendment of its New Senior Credit Facility on July 30, 2004. These deferred financing fees are being amortized over the term of the New Senior Credit Facility.

Note 8—Accrued Expenses

Accrued expenses consist of the following:

	September 30,		December 31,
	2004	2003	2003
Advertising and promotion	$22,166	$21,862	$9,605
Interest	4,665	12,404	6,219
Preferred stock dividends	—	15,082	17,111
Compensation and related benefits	10,363	3,997	4,103
Commissions	1,144	505	459
Workers’ compensation	2,109	127	179
Income taxes payable	3,660	840	—
Severance costs	123	258	201
Freight	2,973	1,082	1,152
Acquisition costs	7,229	—	—
Payment received under Supply Agreement	5,301	—	—
Other	7,460	3,297	545
Total accrued expenses	$67,193	$59,454	$39,574

As of September 30, 2004, the Company had a bank overdraft balance of $4.9 million, representing checks written by and drawn against the Company’s bank balances but not reported by its lenders as borrowings against the revolving credit facility. Such balances have been reclassified to accounts payable.

Note 9—Long-Term Debt

Long-term debt, excluding capital lease obligations, consists of the following:

	September 30,		December 31,
	2004	2003	2003
New Senior Credit Facility:
Term Loan	$507,890	$—	$—
Canadian Loan	53,259	—	—
Revolving Credit Facility	—	—	—
Second Lien Term Loan	74,812
Prior Senior Credit Facility:
Term Loan B	—	152,767	152,368
Revolving Credit Facility	—	—	—
Senior Subordinated Notes:
9 7/8% Series B Senior Subordinated Notes	—	3,100	3,100
9 7/8% Series D Senior Subordinated Notes, including unamortized premium of $1.0 million, $1.1 million and $1.1 million, respectively	232,861	233,025	232,985
Total long-term debt	868,822	388,892	388,453
Less current maturities	(6,377)	(796)	(796)
Total long-term debt, net of current maturities	$862,445	$388,096	$387,657

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

The Prior Senior Credit Facility agreement contained affirmative, negative and financial covenants. Affirmative and negative covenants placed restrictions on, among other things, levels of investments, indebtedness, insurance, capital expenditures and dividend payments. The financial covenants required the maintenance of certain financial ratios at defined levels. As of and during the nine months ended September 30, 2003 and year ended December 31, 2003, as applicable, the Company was in compliance with all covenants. Under the Prior Senior Credit Facility agreement, interest rates on the revolving credit facility and Term Loan B ranged from 1.50% to 4.00% plus LIBOR, or other base rate as provided in the Prior Senior Credit Facility agreement, depending on certain financial ratios. LIBOR was 1.16% as of September 30, 2003 and December 31, 2003. The interest rate applicable to Term Loan B was 5.11% as of September 30, 2003 and 5.12% as of December 31, 2003. Unused commitments under the revolving credit facility were subject to a 0.5% annual commitment fee.

The Prior Senior Credit Facility agreement allowed the Company to make prepayments in whole or in part at any time without premium or penalty. During the four months ended April 30, 2004, the Company made principal payments of $152.4 million to fully repay Term Loan B, which primarily represented optional principal prepayments. During the nine months ended September 30, 2003, the Company made principal payments of $28.3 million to fully repay Term Loan A and $69.2 million on Term Loan B, which primarily represented optional principal prepayments. During the year ended December 31, 2003, the Company made principal payments of $28.3 million to fully repay Term Loan A and $69.6 million on Term Loan B, which primarily represented optional principal prepayments. The optional principal prepayments were made from operating cash flows and proceeds from the New Senior Credit Facility described below and allowed the Company to remain several quarterly payments ahead of the regular payment schedule. In connection with these prepayments, the Company recorded write-offs totaling $0.2 million in previously deferred financing fees, which were included in interest expense in the consolidated statement of operations for the three months ended September 30, 2003 and $1.7 million and $1.8 million for the nine months ended September 30, 2004 and 2003, respectively.

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

New Senior Credit Facility in Effect as of April 30, 2004

In conjunction with the closing of the acquisition of Nu-Gro, on April 30, 2004, the Company entered into a new $510.0 million senior credit facility (the New Senior Credit Facility) with Bank of America, N.A., Banc of America Securities LLC, Citigroup Global Markets, Inc., Citicorp North America, Inc. and certain other lenders to retire the indebtedness under its Prior Senior Credit Facility and execute a new senior credit facility at more favorable rates, to provide funds for the Nu-Gro acquisition, to repurchase all of its outstanding preferred stock, along with accrued but unpaid dividends thereon, and for general working capital purposes. The New Senior Credit Facility consists of (1) a $125.0 million U.S. dollar denominated revolving credit facility; (2) a $335.0 million U.S. dollar denominated term loan facility; and (3) a Canadian dollar denominated term loan facility valued at U.S. $50.0 million. Subject to the terms of the New Senior Credit Facility agreement, the revolving loan portion of the New Senior Credit Facility matures on April 30, 2010, and the term loan obligations under the New Senior Credit Facility mature on April 30, 2011. The term loan obligations are to be repaid in 28 consecutive quarterly installments and commenced on June 30, 2004, with a final installment due on March 31, 2011. All of the loan obligations are subject to mandatory prepayment upon certain events, including sales of certain assets, issuances of indebtedness or equity or from excess cash flow. The New Senior Credit Facility agreement also allows the Company to make voluntary prepayments, in whole or in part, at any time without premium or penalty.

The New Senior Credit Facility agreement contains affirmative, negative and financial covenants that are more favorable than those of the Prior Senior Credit Facility. The negative covenants place restrictions on, among other things, levels of investments, indebtedness, capital expenditures and dividend payments that the Company may make or incur. The financial covenants require the maintenance of certain financial ratios at defined levels. Under the New Senior Credit Facility agreement, interest rates on the new revolving credit facility can range from 1.75% to 2.50% plus LIBOR, or from 0.75% to 1.50% plus a base rate, subject to adjustment and depending on certain financial ratios. As of September 30, 2004, the term loans were subject to interest rates equal to 2.50% plus LIBOR or 1.50% plus a base rate, as provided in the New Senior Credit Facility agreement. LIBOR was 2.01% as of September 30, 2004. The weighted average interest rate applicable to the Company’s outstanding borrowings under its New Senior Credit Facility was 4.18% as of September 30, 2004. Unused commitments under the new revolving credit facility are subject to a 0.5% annual commitment fee. Unused availability under the new revolving credit facility was $124.0 million as of September 30, 2004, which is reflective of $6.0 million of standby letters of credit pledged as collateral (see Note 10). The New Senior Credit Facility is secured by substantially all of the

Company’s properties and assets and substantially all of the properties and assets of the Company’s current and future domestic subsidiaries. The carrying amount of the Company’s obligations under the New Senior Credit Facility approximate fair value because the interest rates are based on floating interest rates identified by reference to market rates.

In connection with the closing of the Nu-Gro acquisition, Bank of America, N.A., Canada Branch, separately loaned the Company Cdn $110.0 million for structuring purposes, which loan was repaid on April 30, 2004.

Amendment to New Senior Credit Facility in Effect as of July 30, 2004

On July 30, 2004, in connection with the closing of and to partially fund its merger with UPG, the Company amended and restated the credit agreement related to the New Senior Credit Facility to increase the revolving credit facility from $125.0 million to $130.0 million, increase the U.S. term loan from $335.0 million to $510.0 million, add a $75.0 million second lien term loan and leave the Canadian term loan of U.S. $50.0 million unchanged for a total New Senior Credit Facility, as amended, of $765.0 million. Subject to the terms of the New Senior Credit Facility agreement, as amended, the second lien term loan is to be repaid in 29 consecutive quarterly installments commencing on September 30, 2004, with a final installment due on September 30, 2011, and matures on October 31, 2011. Interest on the second lien term loan accrues at 4.50% plus LIBOR or 3.5% plus a base rate, subject to adjustment and depending on certain financial ratios. The second lien term loan is subject to affirmative, negative and financial covenants. The Company incurred $5.0 million in costs related to the amendment, which were recorded as deferred financing fees and are being amortized over the remaining term of the New Senior Credit Facility. The amendment did not change any other key terms or existing covenants of the New Senior Credit Facility.

Senior Subordinated Notes

In November 1999, the Company issued $150.0 million in aggregate principal amount of 9 7/8% Series B senior subordinated notes (the Series B Notes) due April 1, 2009. Interest accrued at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1. As described in more detail below, as of September 30, 2004, there were no Series B Notes outstanding.

In March 2003, the Company issued $85.0 million in aggregate principal amount of 9 7/8% Series C senior subordinated notes (the Series C Notes) due April 1, 2009. Interest accrued at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1. As described in more detail below, as of September 30, 2004, there were no Series C Notes outstanding.

In May 2003, the Company registered $235.0 million in aggregate principal amount of 9 7/8% Series D senior subordinated notes (the Series D Notes and collectively with the Series B Notes and Series C Notes, the Senior Subordinated Notes), with terms substantially similar to the Series B Notes and Series C Notes, with the United States Securities and Exchange Commission and offered to exchange the Series D Notes for up to 100% of the Series B Notes and Series C Notes. The exchange offering closed in July 2003, resulting in $85.0 million, or 100%, of the Series C Notes being exchanged and $146.9 million, or 98%, of the Series B Notes being exchanged. On April 14, 2004, the Company repurchased all of the remaining Series B Notes outstanding, together with accrued interest and repurchase premium of 4.938%, for $3.3 million. As of September 30, 2004, $232.9 million of the Series D Notes, including unamortized premium, were outstanding and no Series B Notes or Series C Notes were outstanding.

The fair value of the Senior Subordinated Notes was $240.0 million, $243.2 million and $242.1 million as of September 30, 2004 and 2003 and December 31, 2003, respectively, based on their quoted market price on such dates. The fair value at September 30, 2004 reflects the repurchase of all outstanding Series B Notes in April 2004, as previously described. In accordance with the indentures that govern them, the Senior Subordinated Notes are full and unconditionally and jointly and severally guaranteed by the Company’s wholly-owned domestic subsidiaries (see Note 15).

Debt Covenants

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

•  merge or consolidate; and

•  transfer and sell assets.

The ability to comply with these provisions may be affected by events beyond the Company’s control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of repayment under the applicable agreements. Any default under such agreements might adversely affect the Company’s growth, financial condition, results of operations and the ability to make payments on indebtedness or meet other obligations. As of and during the nine months ended September 30, 2004 and 2003 and year ended December 31, 2003, the Company was in compliance with all covenants under the Prior Senior Credit Facility, the New Senior Credit Facility and the Senior Subordinated Notes in effect as of such dates.

Future Principal Payments

As of September 30, 2004, aggregate future principal payments of long-term debt, excluding capital lease obligation, are as follows:

Year	Amount
Remainder of 2004	$1,594
2005	6,377
2006	6,377
2007	6,377
2008	6,377
Thereafter	840,759
867,861
Unamortized premium on Senior Subordinated Notes	961
$868,822

Note 10—Commitments and Contingencies

Commitments

In the normal course of business, the Company is a party to certain guarantees and financial instruments with off-balance sheet risk, such as standby letters of credit and indemnifications, which are not reflected in the accompanying consolidated balance sheets. As of September 30, 2004 and 2003 and December 31, 2003, the Company had $6.0 million, $2.5 million and $2.7 million, respectively, in standby letters of credit pledged as collateral to support the lease of its primary distribution facility in St. Louis, a U.S. customs bond, certain product purchases, various workers’ compensation obligations and transportation equipment. These agreements mature at various dates through September 2005 and may be renewed as circumstances warrant. Such financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In the Company’s past experience, no claims have been made against these financial instruments nor does management expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, the Company determined such agreements do not have significant value and has not recorded any related amounts in its accompanying consolidated financial statements.

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

The Company is the lessee of several operating facilities from Rex Realty, Inc., a company owned by certain of the Company’s stockholders and operated by a former executive and past member of its Board of Directors. The operating leases expire at various dates through December 31, 2010. The Company has options to terminate the leases on an annual basis by giving advance notice of at least one year. The Company also leases a portion of its operating facilities from the same company under a sublease agreement expiring on December 31, 2005 with minimum annual rentals of $0.7 million. The Company has two five-year options to renew this lease, beginning January 1, 2006. Rent expense under these leases was $0.7 million for the three months ended September 30, 2004, $0.3 million for the three months ended September 30, 2003, $1.3 million for the nine months ended September 30, 2004 and $0.9 million for the nine months ended September 30, 2003.

The Company is obligated under additional operating leases for other operations and the use of warehouse space. The leases expire at various dates through January 31, 2015. Five of the leases provide for as many as five options to renew for five years each. Aggregate rent expense under these leases was $2.8 million for the three months ended September 30, 2004, $1.8 million for the three months ended September 30, 2003, $8.3 million for the nine months ended September 30, 2004 and $5.4 million for the nine months ended September 30, 2003.

The following table presents future minimum lease payments due under operating and capital leases as of September 30, 2004:

	Operating Leases		Capital
Year	Affiliate	Other	Lease	Total
Remainder 2004	$1,556	$4,388	$227	$6,171
2005	3,854	9,694	457	14,005
2006	3,898	8,346	457	12,701
2007	3,140	6,678	457	10,275
2008	2,397	6,029	457	8,883
Thereafter	3,118	25,340	2,370	30,828
Total minimum lease payments	$17,963	$60,475	4,425	$82,863
Less amount representing interest			(990)
Present value of net minimum lease payments			$3,435

Contingencies

The Company is involved from time to time in routine legal matters and other claims incidental to its business. When it appears probable in management’s judgment that the Company will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, liabilities are recorded in the consolidated financial statements and charges are recorded to results of operations. Management believes that it is remote the resolution of such routine matters and other incidental claims will have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

Note 11—Accounting for Derivative Instruments and Hedging Activities

In the normal course of business, the Company is exposed to fluctuations in raw materials prices, foreign currency exchange rates and interest rates. The Company has established policies and procedures that govern the management of these exposures through the use of derivative hedging instruments. The Company’s objective in managing its exposure to such fluctuations is to decrease the volatility of earnings and cash flows associated with changes in certain raw materials prices, foreign currency exchange rates and interest rates. To achieve this objective, the Company periodically enters into derivative instrument agreements with values that change in the opposite direction of anticipated cash flows. Derivative instruments related to forecasted transactions are considered to hedge future cash flows, and the effective portion of any gains or losses is included in accumulated other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized currently in results of operations.

The Company formally documents, designates and assesses the effectiveness of any transactions that receive hedge accounting treatment. The cash flows of derivative hedging instruments utilized by the Company are generally expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. Changes in the fair value of agreements designated as derivative hedging instruments are reported as either an asset or liability in the accompanying consolidated balance sheets with the associated unrealized gains or losses reflected in accumulated other comprehensive income. As of September 30, 2004, the Company had five outstanding agreements representing derivative hedging instruments. Such agreements are comprised of one foreign currency forward agreement, which is described below, and four agreements designated as hedges against forecasted purchases of granular urea and diammonium phosphates, materials used in the production of fertilizer, with maturity dates ranging through December 2004 and an aggregate contract value upon execution of $2.1 million. Such derivative hedging instruments had an unrealized loss of less than $0.1 million as of September 30, 2004, which is included in accumulated other comprehensive income in the accompanying consolidated balance sheet as of such date. Amounts included in accumulated other comprehensive income, which were subsequently reclassified into cost of goods sold for the nine months ended September 30, 2004 and 2003 included a net loss of $0.2 million and a net gain of $1.4 million, respectively. No such amounts were reclassified into cost of goods sold for the three months ended September 30, 2004 and 2003. Although derivative hedging instruments were used for forecasted purchases of granular urea throughout 2003, no such instruments were outstanding as of September 30, 2003 and December 31, 2003.

The Company also had one foreign currency forward agreement outstanding as of September 30, 2004 designated as a hedge against exchange rate fluctuations of the Euro, used to purchase certain components from European suppliers. The agreement matures in December 2004 and had an aggregate contract value upon execution of less than $0.1 million. The unrealized gain on such agreement as of September 30, 2004, included in accumulated other comprehensive income in the accompanying consolidated balance sheet as of such date, and any amounts reclassified into cost of goods sold for the three and nine months ended September 30, 2004 were nominal. No such derivative hedging instruments were used as hedges against exchange rate fluctuations during 2003.

If it becomes probable that a forecasted transaction will not occur, any gains or losses in accumulated other comprehensive income will be recognized in results of operations. The Company has not incurred any material gains or losses for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness. The Company has not generally entered into derivatives or other hedging arrangements for trading or speculative purposes but may consider doing so in the future if strategic circumstances warrant, and its bank covenants and bond indentures permit, such transactions. While management expects its derivative hedging instruments to manage the Company’s exposure to the potential fluctuations described above, no assurance can be provided that such instruments will be effective in fully mitigating exposure to these risks, nor can assurance be provided that the Company will be successful in passing on pricing increases to its customers.

Note 12—Stockholders’ Equity

Bayer Transactions

On June 14, 2002, the Company consummated a transaction with Bayer Corporation and Bayer Advanced, L.L.C. (together referred to herein as Bayer), which allows the Company to gain access to certain Bayer active ingredient technologies through a Supply Agreement and to perform certain merchandising services for Bayer through an In-Store Service Agreement. In consideration for the Supply and In-Store Service Agreements, and in exchange for the promissory notes previously issued to Bayer by U.S. Fertilizer, the Company issued to Bayer 3,072,000 shares of Class A voting common stock valued at $15.4 million and 3,072,000 shares of Class B nonvoting common stock valued at $15.4 million (collectively representing approximately 9.3% of the Company’s fully-diluted common stock) and recorded $0.4 million of related issuance costs. The Company reserved for the entire face value of the promissory notes due from U.S. Fertilizer, as the Company did not believe the notes were collectible and an independent third party valuation did not ascribe any significant value to them. The independent third party valuation also indicated that value should be ascribed to the repurchase option, which is reflected in stockholders’ equity (deficit) in the accompanying consolidated balance sheets as of September 30, 2003 and December 31, 2003.

Under the terms of the agreements, Bayer was required to make payments to the Company, which total $5.0 million annually through June 15, 2009, the present value of which equaled the value assigned to the common stock subscription receivable as of June 14, 2002, which has been reflected in stockholders’ equity (deficit) in the accompanying consolidated balance sheets as of September 30, 2003 and December 31, 2003. The common stock subscription receivable was to be repaid by Bayer in 28 quarterly installments of $1.25 million, the first of which was received at closing on June 17, 2002. The difference between the value ascribed to the common stock subscription receivable and the installment payments received has been recorded as interest income in the accompanying consolidated statements of operations for the nine months ended September 30, 2004 and 2003.

The value of the Supply Agreement has been and is being amortized to cost of goods sold over the period in which its economic benefits are expected to be utilized, which was initially anticipated to be over a three to five-year period. The Company has been amortizing the obligation associated with the In-Store Service Agreement to revenues over the seven-year life of the agreement, the period in which its obligations were originally expected to be fulfilled. However, in December 2002, the Company and Bayer amended the In-Store Service Agreement to reduce the scope of services provided by approximately 80%. As a result, the Company reduced its obligation under the In-Store Service Agreement accordingly and reclassified $3.6 million to additional paid-in capital to reflect the increase in value of the In-Store Service Agreement.

On October 22, 2003, the Company gave notice to Bayer regarding the termination of the In-Store Service Agreement, as amended. Upon termination, which became effective on December 21, 2003, the Company was relieved of its obligation to perform merchandising services for Bayer. Accordingly, the remaining liability of $0.7 million on the date of termination was recognized in selling, general and administrative expenses as a benefit in the consolidated statement of operations for the year ended December 31, 2003.

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

The Company recorded treasury stock of $24.4 million, based on the consideration given to Bayer, reduced the common stock subscription receivable by $22.5 million, the remaining balance on the date of repurchase, and reversed the common stock repurchase option of $2.6 million, as a result of its exercise, and recorded a corresponding amount to additional paid-in capital. As a result of this transaction, both parties agreed that the Exchange Agreement and In-Store Service Agreement are fully terminated, with the exception of certain provisions contained therein that expressly survive termination, and that the Supply Agreement shall remain in full force and effect according to its terms. Under the terms of the Supply Agreement, any remaining balance at January 30, 2009 is unconditionally and immediately payable to the Company by Bayer regardless of whether or not the Company purchases ingredients under the Supply Agreement. As of September 30, 2004, the remaining balance of the Supply Agreement, net of amortization, and excluding accrued interest of $0.5 million, was $4.8 million.

Based on the independent third party valuation as of June 14, 2002, the original transaction date, the Company assigned a fair value of $30.7 million to the transaction components recorded in connection with the common stock issued to Bayer. The following table presents the values of these components as of September 30, 2004 and 2003 and December 31, 2003 based on such valuation and as a result of the activities and transactions previously described, net of amortization and excluding accrued interest:

	September 30,		December 31,
Description	2004	2003	2003
Common stock subscription receivable	$—	$23,363	$22,534
Supply Agreement	4,779	5,314	5,314
Repurchase option	—	2,636	2,636
In-Store Service Agreement	—	663	—
	$4,779	$31,976	$30,484

Bayer recently sent notice to the Company purporting to terminate the Supply Agreement, effective August 17, 2004, as well as $5.2 million, the remaining amount due under the Supply Agreement. The Company responded by notifying Bayer that it did not have a right to terminate and has since held the amount in escrow. The parties were in agreement that the amount due in the event of termination at that time was $5.2 million, including $0.5 million of accrued interest. The outcome of the Company’s disagreement with Bayer concerning termination of the Supply Agreement is not expected to have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

Issuance of Common Stock

As described in Note 2, in connection with, and to partially fund, its acquisition of UPG, on July 30, 2004, the Company issued 5.8 million shares each of its Class A voting and Class B nonvoting common stock to affiliates of Thomas H. Lee Partners, its largest stockholder, Banc of America Securities LLC and certain UPG selling stockholders for proceeds of $70.0 million.

Repurchase of Preferred Stock

In conjunction with the financing activities described in Note 9, on April 30, 2004, the Company repurchased all 37,600 shares of its outstanding Class A nonvoting preferred stock for $57.6 million, including $19.9 million for all accrued dividends thereon. Such repurchase resulted in a reduction of additional paid-in capital of $37.7 million.

Note 13—Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments as of September 30, 2004 and 2003 and December 31, 2003 using available market information or other appropriate valuation methods. Considerable judgment, however, is required in interpreting data to develop estimates of fair value. Accordingly, the estimates presented in the accompanying consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the short maturity of such instruments. The Company’s Senior Credit Facility bears interest at current market rates and, thus, carrying value approximates fair value as of September 30, 2004 and 2003 and December 31, 2003. The Company is exposed to interest rate volatility with respect to the variable interest rates of the New Senior Credit Facility. The fair value of the Senior Subordinated Notes was $240.0 million, $243.2 million and $242.1 million as of September 30, 2004 and 2003 and December 31, 2003, respectively, based on their quoted market price on such dates.

Note 14—Segment Information

As of September 30, 2004, the Company reported its operating results using three reportable business segments: U.S. Home & Garden (represents 62% of third quarter 2004 net sales), Canada (represents 13% of third quarter 2004 net sales) and Pet (represents 25% of third quarter 2004 net sales). The basis of the Company’s segmentation was modified since December 31, 2003 to accommodate the acquisitions of Nu-Gro and UPG. The Company’s previously-existing segments at December 31, 2003 have been combined into the new U.S. Home & Garden segment due to their similar nature. This change represents the only reclassifications of 2003 segment information required to achieve comparability of financial information for the periods presented herein. The acquisition of Nu-Gro represents the second reportable segment, Canada, and the aquisition of UPG represents the third reportable segment, Pet.

Segments were established primarily by operating division, which represents the operating structure of the Company and the basis upon which management, including the Chief Executive Officer who is the chief operating decision-maker of the Company, reviews and assesses the Company’s financial performance. The table which follows presents selected financial segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” for the three and nine months ended September 30, 2004 and 2003. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as applicable. The segment financial information presented below includes comparative periods prepared on a basis consistent with the current year presentation. Operating results have been presented for the Canada segment since April 30, 2004, the date Nu-Gro was acquired, and for the Pet segment since July 30, 2004, the date UPG was acquired.

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Information:	2004	2003	2004	2003
				(As Restated)
Net sales:
U.S. Home & Garden	$104,342	$104,019	$493,775	$488,834
Canada	23,615	—	56,720	—
Pet	43,083	—	43,083	—
Total net sales	171,040	104,019	593,578	488,834
Operating costs and expenses:
Cost of goods sold	123,511	64,750	392,776	297,302
Selling, general and administrative expenses	48,387	32,195	138,152	111,499
Total operating costs and expenses	171,898	96,945	530,928	408,801
Operating income (loss) by segment:
U.S. Home & Garden	(1,049)	7,074	63,924	80,033
Canada	(657)	—	(2,122)	—
Pet	848	—	848	—
Total operating income (loss)	(858)	7,074	62,650	80,033
Interest expense	12,799	9,173	34,328	29,147
Interest income	16	568	388	1,522
Income (loss) before income tax expense (benefit)	(13,641)	(1,531)	28,710	52,408
Income tax expense (benefit)	(5,184)	(698)	7,447	20,827
Net income (loss)	$(8,457)	$(833)	$21,263	$31,581
Operating margin:
U.S. Home & Garden	-1.0%	6.8%	12.9%	16.4%
Canada	-2.8%	—	-3.7%	—
Pet	2.0%	—	2.0%	—
Total operating margin	-0.5%	6.8%	10.6%	16.4%

Operating income represents earnings before interest expense, interest income and income tax expense. Operating income is one measure of profitability used by management to assess the Company’s financial performance. Operating margin represents operating income as a percentage of net sales.

The majority of the Company’s sales are conducted with customers in the United States. As a percentage of total net sales, for the three months ended September 30, 2004, the Company’s net sales in the United States were 88%, net sales in Canada were 10%, and remaining international sales were less than 2%. For the three and nine months ended September 30, 2003, the Company’s international sales, including Canada, comprised less than 2% of total net sales. In addition, no single item comprised more than 10% of the Company’s net sales. For the three months ended September 30, 2004, the Company’s three largest customers were responsible for 20%, 18% and 17% of net sales. For the nine months ended September 30, 2004, the Company’s three largest customers were responsible for 25%, 15% and 14% of net sales. Of these sales for the nine months ended September 30, 2004, 96% relate to the U.S. Home & Garden segment, less than 1% relates to the Canada segment and nearly 4% relate to the Pet segment.

As of September 30, 2004, approximately 6% of the Company’s total assets were located in Canada while the remaining assets were located in the United States. The table which follows presents segment information with respect to certain of the Company’s balance sheet information:

	As of September 30,		As of December 31,
Balance Sheet Information:	2004	2003	2003
		(As Restated)
U.S. Home & Garden:
Property, plant and equipment, net	$41,809	$34,360	$37,153
Capital expenditures (year-to-date)	13,470	6,724	11,674
Goodwill	26,257	6,176	6,221
Total assets	538,558	403,601	479,944
Canada:
Property, plant and equipment, net	32,610	—	—
Capital expenditures (year-to-date)	1,442	—	—
Goodwill	46,660	—	—
Total assets	114,136	—	—
Pet:
Property, plant and equipment, net	24,946	—	—
Capital expenditures (year-to-date)	649	—	—
Goodwill	174,529	—	—
Total assets	402,020	—	—

Note 15—Financial Information for Guarantor Subsidiaries

The Company’s Senior Subordinated Notes are full and unconditionally and jointly and severally guaranteed by all of the Company’s existing domestic subsidiaries. The Company’s subsidiaries are 100% owned by the Company. The consolidating financial information, which follows, has been prepared in accordance with the requirements for presentation of such information. The Company believes that separate financial statements concerning each guarantor subsidiary would not be material to investors and that the information presented herein provides sufficient detail to determine the nature of the aggregate financial position, results of operations and cash flows of the guarantor subsidiaries. The guarantor subsidiaries’ information presented herein represents the Company’s domestic subsidiaries, including the UPG subsidiaries and U.S. subsidiaries of Nu-Gro, while the non-guarantor subsidiaries’ financial information represents the Company’s foreign subsidiaries, which are comprised only of the Canadian subsidiaries of Nu-Gro.

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

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
BALANCE SHEET
AS OF SEPTEMBER 30, 2004
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,301	$475	$2,514	$—	$8,290
Accounts receivable, net	53,938	40,662	12,893	—	107,493
Inventories	55,613	73,257	31,133	—	160,003
Prepaid expenses and other current assets	11,511	5,970	2,404	—	19,885
Total current assets	126,363	120,364	48,944	—	295,671
Equipment and leasehold improvements, net	35,980	32,032	31,353	—	99,365
Investment in subsidiaries	483,172	—	—	(483,172)	—
Intercompany assets	127,121	—	—	(127,121)	—
Deferred tax asset	156,644	(65,583)	(12,566)	—	78,495
Goodwill	5,616	191,408	50,422	—	247,446
Intangible assets, net	40,578	251,727	18,593	—	310,898
Other assets, net	20,637	2,078	124	—	22,839
Total assets	$996,111	$532,026	$136,870	$(610,293)	$1,054,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$6,678	$—	$—	$—	$6,678
Accounts payable	20,581	16,663	4,409	—	41,653
Accrued expenses	33,492	25,771	7,932	—	67,195
Total current liabilities	60,751	42,434	12,341	—	115,526
Long-term debt, net of current maturities	862,445	—	—	—	862,445
Capital lease obligations, net of current maturities	3,222	—	—	—	3,222
Other liabilities	4,019	724	547	—	5,290
Intercompany liabilities	—	56,405	70,716	(127,121)	—
Total liabilities	930,437	99,563	83,604	(127,121)	986,483
Commitments and contingencies
Stockholders’ equity:
Common stock	782	—	—	—	782
Treasury stock	(24,469)	—	—	—	(24,469)
Warrants and options	11,745	—	—	—	11,745
Investment from parent	—	444,488	52,271	(496,759)	—
Additional paid-in capital	241,034	—	—	—	241,034
Accumulated deficit	(159,924)	(12,025)	(2,959)	13,587	(161,321)
Common stock held in grantor trusts	(3,326)	—	—	—	(3,326)
Loans to executive officer	(215)	—	—	—	(215)
Accumulated other comprehensive income	47	—	3,954	—	4,001
Total stockholders’ equity	65,674	432,463	53,266	(483,172)	68,231
Total liabilities and stockholders’ equity	$996,111	$532,026	$136,870	$(610,293)	$1,054,714

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
BALANCE SHEET
AS OF SEPTEMBER 30, 2003
(Unaudited) (As Restated)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$43,382	$740	$—	$44,122
Accounts receivable, net	53,946	2,518	—	56,464
Inventories	34,783	32,787	—	67,570
Prepaid expenses and other current assets	9,751	307	—	10,058
Total current assets	141,862	36,352	—	178,214
Equipment and leasehold improvements, net	29,618	4,742	—	34,360
Investment in subsidiaries	25,499	—	(25,499)	—
Intercompany assets	67,693	5,938	(73,631)	—
Deferred tax asset	85,840	426	—	86,266
Goodwill, net	6,176	—	—	6,176
Intangible assets, net	37,899	50,443	—	88,342
Other assets, net	9,522	721	—	10,243
Total assets	$404,109	$98,622	$(99,130)	$403,601
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and capital lease obligation	$1,341	$—	$—	$1,341
Accounts payable	12,295	3,566	—	15,861
Accrued expenses	57,590	1,864	—	59,454
Total current liabilities	71,226	5,430	—	76,656
Long-term debt, net of current maturities	388,096	—	—	388,096
Capital lease obligation, net of current maturities	3,333	—	—	3,333
Other liabilities	3,199	—	—	3,199
Intercompany liabilities	5,938	67,693	(73,631)	—
Total liabilities	471,792	73,123	(73,631)	471,284
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock	—	—	—	—
Common stock	665	—	—	665
Treasury stock	(96)	—	—	(96)
Warrants and options	11,745	—	—	11,745
Investment from parent	—	23,708	(23,708)	—
Additional paid-in capital	210,806	—	—	210,806
Accumulated deficit	(261,633)	1,791	(1,791)	(261,633)
Common stock subscription receivable	(23,363)	—	—	(23,363)
Common stock repurchase option	(2,636)	—	—	(2,636)
Common stock held in grantor trust	(2,847)	—	—	(2,847)
Loans to executive officer	(324)	—	—	(324)
Total stockholders’ equity (deficit)	(67,683)	25,499	(25,499)	(67,683)
Total liabilities and stockholders’ equity (deficit)	$404,109	$98,622	$(99,130)	$403,601

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

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$110,836	$55,956	$17,760	$(13,512)	$171,040
Operating costs and expenses:
Cost of goods sold	72,360	53,486	14,843	(17,178)	123,511
Selling, general and administrative expenses	(4,106)	44,306	4,521	3,666	48,387
Total operating costs and expenses	68,254	97,792	19,364	(13,512)	171,898
Operating income (loss)	42,582	(41,836)	(1,604)	—	(858)
Interest expense	812	10,981	1,006	—	12,799
Interest income	16	—	—	—	16
Income (loss) before income taxes	41,786	(52,817)	(2,610)	—	(13,641)
Provision for income taxes	16,284	(20,433)	(1,035)	—	(5,184)
Equity loss in subsidiaries	33,958	—	—	(33,958)	—
Net loss	$(8,456)	$(32,384)	$(1,575)	$33,958	$(8,457)

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
(Unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$94,305	$24,630	$(14,916)	$104,019
Operating costs and expenses:
Cost of goods sold	56,989	24,471	(16,710)	64,750
Selling, general and administrative expenses	27,682	2,719	1,794	32,195
Total operating costs and expenses	84,671	27,190	(14,916)	96,945
Operating income (loss)	9,634	(2,560)	—	7,074
Interest expense	9,032	141	—	9,173
Interest income	568	—	—	568
Income (loss) before income taxes	1,170	(2,701)	—	(1,531)
Provision for income taxes	326	(1,024)	—	(698)
Equity loss in subsidiaries	1,677	—	(1,677)	—
Net loss	$(833)	$(1,677)	$1,677	$(833)

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$435,189	$232,659	$46,527	$(120,797)	$593,578
Operating costs and expenses:
Cost of goods sold	268,979	182,438	41,298	(99,939)	392,776
Selling, general and administrative expenses	100,223	50,660	8,127	(20,858)	138,152
Total operating costs and expenses	369,202	233,098	49,425	(120,797)	530,928
Operating income	65,987	(439)	(2,898)	—	62,650
Interest expense	21,626	10,827	1,875	—	34,328
Interest income	388	—	—	—	388
Income before income taxes	44,749	(11,266)	(4,773)	—	28,710
Provision for income taxes	17,004	(7,743)	(1,814)	—	7,447
Equity loss in subsidiaries	6,482	—	—	(6,482)	—
Net income (loss)	$21,263	$(3,523)	$(2,959)	$6,482	$21,263

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(Unaudited) (As Restated)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$404,518	$174,064	$(89,748)	$488,834
Operating costs and expenses:
Cost of goods sold	232,263	152,234	(87,195)	297,302
Selling, general and administrative expenses	95,623	18,429	(2,553)	111,499
Total operating costs and expenses	327,886	170,663	(89,748)	408,801
Operating income	76,632	3,401	—	80,033
Interest expense	28,719	428	—	29,147
Interest income	1,522	—	—	1,522
Income before income taxes	49,435	2,973	—	52,408
Provision for income taxes	18,785	2,042	—	20,827
Equity income in subsidiaries	(931)	—	931	—
Net income	$31,581	$931	$(931)	$31,581

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$21,263	$(3,523)	$(2,959)	$6,482	$21,263
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	24,145	—	—	—	24,145
Amortization and write-off of deferred financing fees	4,168	—	—	—	4,168
Deferred income tax expense (benefit)	7,448	—	—	—	7,448
Gain on sale of aircraft	(1,497)	—	—	—	(1,497)
Stock-based compensation for shares held in grantor trust	479	—	—	—	479
Equity (income) loss in subsidiaries	6,482	—	—	(6,482)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	107,347	13,814	18,205	(120,797)	18,569
Inventories	(98,745)	30,956	(7,390)	99,939	24,760
Prepaid expenses	3,511	4,549	(1,605)	—	6,455
Other assets	(6,687)	6,419	(124)	—	(392)
Accounts payable	(12,796)	(15,044)	(13,985)	—	(41,825)
Accrued expenses	9,631	4,124	7,932	—	21,687
Other operating activities, net	(20,618)	382	547	20,858	1,169
Net cash flows provided by (used in) operating activities	44,131	41,677	621	—	86,429
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(12,036)	—	—	—	(12,036)
Payment for acquisition of the Nu-Gro Corporation	(146,698)	—	—	—	(146,698)
Payment for acquisition of United Pet Group	(371,534)	—	—	—	(371,534)
Proceeds from sale of aircraft	2,787	—	—	—	2,787
Net cash flows provided by (used in) investing activities	(527,481)	—	—	—	(527,481)
Cash flows from financing activities:
Proceeds from borrowings on new senior credit facility	635,000	—	—	—	635,000
Proceeds from issuance of common stock	70,000	—	—	—	70,000
Payments received on loans to executive officer	109	—	—	—	109
Repayment for repurchase of senior subordinated notes	(3,100)	—	—	—	(3,100)
Repayment of borrowings on term debt	(181,827)	—	—	—	(181,827)
Payments for capital lease obligation	(3,938)	—	—	—	(3,938)
Payments for debt issuance costs	(14,922)	—	—	—	(14,922)
Payments for repurchase of preferred stock and accrued dividends	(57,557)	—	—	—	(57,557)
Payments for Bayer transactions for treasury stock	(1,500)	—	—	—	(1,500)
Other financing and intercompany activities	39,590	(41,483)	1,893	—	—
Net cash flows provided by (used in) financing activities	481,855	(41,483)	1,893	—	442,265
Effect of exchange rates on cash and cash equivalents	(4,336)	—	—	—	(4,336)
Net increase (decrease) in cash and cash equivalents	(5,831)	194	2,514	—	(3,123)
Cash and cash equivalents, beginning of period	11,132	281	—	—	11,413
Cash and cash equivalents, end of period	$5,301	$475	$2,514	$—	$8,290

UNITED INDUSTRIES CORPORATION AND SUBSIDIARIES
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(Unaudited) (As Restated)

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$31,581	$931	$(931)	$31,581
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,945	8,190	—	12,135
Amortization of deferred financing fees	4,747	—	—	4,747
Deferred income tax expense	18,518	357	—	18,875
Equity income in subsidiaries	(931)	—	931	—
Changes in operating assets and liabilities:
Accounts receivable	52,766	2,312	(89,748)	(34,670)
Inventories	(76,221)	7,297	87,195	18,271
Prepaid expenses and other current assets	(218)	1,498	—	1,280
Other assets	(4,844)	3,222	—	(1,622)
Accounts payable	1,199	(12,167)	—	(10,968)
Accrued expenses	12,098	(4,012)	—	8,086
Other operating activities, net	(3,838)	582	2,553	(703)
Net cash flows provided by operating activities	38,802	8,210	—	47,012
Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(6,724)	—	—	(6,724)
Proceeds from sale of WPC product lines	4,204	—	—	4,204
Net cash flows used in investing activities.	(2,520)	—	—	(2,520)
Cash flows from financing activities:
Proceeds from additional debt	86,275	—	—	86,275
Proceeds from issuance of common stock	84	—	—	84
Payments received for common stock subscription receivable	2,863	—	—	2,863
Payments received on loans to executive officer	80	—	—	80
Repayment of borrowings on debt	(98,127)	—	—	(98,127)
Payments for capital lease obligations	(445)	—	—	(445)
Payments for debt issuance costs	(2,924)	—	—	(2,924)
Change in book cash overdraft	1,506	—	—	1,506
Other financing and intercompany activities	7,597	(7,597)	—	—
Net cash flows used in financing activities	(3,091)	(7,597)	—	(10,688)
Net increase in cash and cash equivalents	33,191	613	—	33,804
Cash and cash equivalents, beginning of period	10,191	127	—	10,318
Cash and cash equivalents, end of period	$43,382	$740	$—	$44,122

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

Overview and Management Report

Under our three operating divisions, which own and license a wide variety of brand names, we manufacture and market broad product lines in both the lawn and garden, household and pet supplies industries. Our largest operating division, Spectrum Brands, is comprised of a number of leading lawn and garden care products, including dry, granular lawn fertilizers, lawn fertilizer combination and lawn control products, herbicides, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils and other growing media products, grass seed and indoor and outdoor insecticide and insect repellent products. Spectrum Brands represents our largest business segment, referred to as U.S. Home & Garden, and its brands include, among others, Spectracide®, Garden Safe® and Real-Kill® in the controls category, Sta-Green®, Vigoro®, Schultz™ and Bandini® in the lawn and garden, fertilizer and growing media categories, and Hot Shot®, Cutter® and Repel® in the household category.

Our Canadian operating division, The Nu-Gro Company, or Nu-Gro, manufactures and markets a number of lawn and garden and household products similar to the U.S Home & Garden products, which are sold primarily throughout Canada, and a variety of controlled-release nitrogen products and fertilizer technology, which are sold primarily throughout the United States, with some sales in Canada and other countries. Nu-Gro represents our smallest business segment, referred to as Canada, and its brands include, among others, Wilson®, So-Green®, Greenleaf® and Green Earth® in the lawn and garden categories, and IB Nitrogen®, Nitroform®,Nutralene®, S.C.U.® and Organiform® in the fertilizer technology category.

The products in both our U.S. Home & Garden and Canada segments are targeted toward consumers who want products and packaging that are comparable or superior to, and sold at lower prices than, premium-priced brands, while our opening price point brands are designed for cost-conscious consumers who want quality products. The home and garden products of both segments are marketed to mass merchandisers, home improvement centers, hardware, grocery and drug chains, nurseries and garden centers.

Our pet supplies operating division, United Pet Group, Inc., or UPG, manufactures and markets a diverse portfolio of branded pet supplies. UPG represents our second largest business segment, referred to as Pet, and its brands include, among others, Marineland®, Perfecto®, Instant Ocean® and Regent® in the aquatics category and 8-in-1®, Nature’s Miracle®, Dingo®, Wild Harvest®, One Earth®, Lazy Pet® and JungleTalk® in the specialty pet category. UPG’s products are sold primarily in the United States through mass merchandisers, large chain pet retailers, smaller independent pet retailers, national and regional grocery chains and consumer catalogs and websites.

The basis of our segmentation was modified since December 31, 2003 to accommodate the acquisitions of Nu-Gro and UPG. Our previously-existing segments at December 31, 2003 have been combined into the new U.S. Home & Garden segment due to their similar nature. This change represents the only reclassifications of 2003 segment information required to achieve comparability of financial information for the periods presented herein. The acquisition of Nu-Gro represents the second reportable segment, Canada, and the acquisition of UPG represents the third reportable segment, Pet. As of September 30, 2004, net sales by business segment were as follows: U.S. Home & Garden, 62% of third quarter 2004 net sales; Canada, 13% of third quarter 2004 net sales; and Pet, 25% of third quarter 2004 net sales.

Our U.S. Home & Garden segment competes in the $2.9 billion consumer lawn and garden and $1.0 billion household insect control retail markets in the United States, while our Canada segment competes in the $335.0 million lawn and garden market in Canada. We believe a key growth factor in the lawn and garden retail market is the aging of the United States population, as consumers over the age of forty-five represent the largest segment of lawn and garden care product users and typically have more leisure time and higher levels of discretionary income than the general population. We also believe the growth in the home improvement center and mass merchandiser channels has increased the popularity of do-it-yourself activities, including lawn and garden projects. The three largest customers of these segments are The Home Depot, Lowe’s and Wal-Mart.

Our Pet segment competes in the approximately $8.0 billion pet supplies industry. We believe the pet supplies industry is projected to grow at a rate of approximately 6.5% annually for at least the next several years. We believe the key growth factors in the pet supplies industry are the increase in U.S. households that own one or more pets; the “humanization” of pets, whereby owners treat their pets as members of the family and increase related spending levels; and favorable demographic trends due to an increase in the number of U.S. households with children under the age of 18 or only adults over the age of 55. We also believe the growth in the pet specialty superstore and mass merchandiser channels has increased the convenience and ability for pet owners to obtain a broader assortment of high quality branded products. The three largest customers of this segment are Wal-Mart, Petco and PetSmart.

We believe that our historical financial condition and results of operations are not necessarily accurate indicators of future results because of diversification of our businesses, variability in our product listings at customers, and historical lack of long-term supply contracts with most customers and because of certain significant past events. Those events include merger, acquisition, strategic and equity and debt financing transactions over the last several years. Furthermore, our sales, primarily in the U.S. Home & Garden and Canada segments, are seasonal in nature and are susceptible to weather conditions that vary from year to year.

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

Revenue Recognition.   We recognize revenue when title and risk of loss transfer to the customer. Net sales represent gross sales less any applicable customer discounts from list price, customer sales returns and promotion expense through cooperative programs with our customers. The provision for customer returns is based on historical sales returns and analysis of credit memo and other relevant information. If the historical or other data used to develop these estimates do not properly reflect future returns, net sales may require adjustment. Sales reductions related to returns were $3.0 million for the three months ended September 30, 2004 and $3.5 million for the three months ended September 30, 2003. Sales reductions related to returns were $9.7 million for the nine months ended September 30, 2004 and $10.6 million for the nine months ended September 30, 2003. The decrease was driven primarily by the mix of products sold during the nine months ended September 30, 2004. Amounts included in the accounts receivable reserves for product returns were $3.1 million as of September 30, 2004, $2.7 million as of September 30, 2003 and $1.4 million as of December 31, 2003.

Inventories.   We report inventories at the lower of cost or market. Cost is determined using a standard costing system that approximates the first-in, first-out method and includes raw materials, direct labor and overhead. An allowance for obsolete or slow-moving inventory is recorded based on our analysis of inventory levels and future sales forecasts. In the event that our estimates of future usage and sales differ from actual results, the allowance for obsolete or slow-moving inventory may require adjustment. The allowance for obsolete or slow-moving inventory increased $2.3 million during the third quarter of 2004 and $3.2 million since December 31, 2003. The allowance for obsolete or slow-moving inventory was $8.8 million as of September 30, 2004, $5.9 million as of September 30, 2003 and $5.6 million as of December 31, 2003.

Promotion Expense.   We record promotion expense, including cooperative programs with customers, as a reduction of gross sales. In addition, we incur advertising costs irrespective of promotions. We include such costs in selling, general and administrative expenses in our consolidated statements of operations. We advertise and promote our products through national and regional media. Products are also advertised and promoted through cooperative programs with retailers. Advertising and promotion costs are expensed as incurred, although costs incurred during interim periods are generally expensed ratably in relation to revenues. Management develops an estimate of the amount of costs that have been incurred by the retailers under our cooperative programs based on an analysis of specific programs offered to them and historical information. Actual costs incurred may differ significantly from our estimates if factors such as the level of participation and success of the retailers’ programs or other conditions differ from our expectations.

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

During the third quarter of 2004, we revised our expected annual effective income tax rate to 26%, due primarily to the amortization of certain deferred tax liabilities from prior years. In addition, because of our tax-deductible goodwill and net operating loss carryforwards, most of our income tax expense is deferred, and no significant cash payments for income taxes are expected for the next several years.

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

Goodwill, Intangible and Other Long-Lived Assets.   We have acquired intangible assets or made acquisitions in the past that resulted in the recording of goodwill and intangible assets. Goodwill is not amortized and is subject to impairment testing at least annually. We evaluate the recoverability of long-lived assets, including goodwill and intangible assets, for impairment annually or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its future. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the fair value of such assets or adverse changes in customer relationships or vendors. Recoverability is evaluated by brand and product type, which represent the reporting unit components within our operating segments. If a review of goodwill using current market rates, discounted cash flows and other methods, or if a review of other intangible assets using current market rates, undiscounted cash flows and other methods, indicates that the carrying value is not recoverable, the carrying value of such asset is reduced to its estimated fair value. No impairments existed as of or during the periods ended September 30, 2004 and 2003 and December 31, 2003. While we believe that our estimates of future cash flows at our last evaluation are reasonable, different assumptions regarding such cash flows could materially affect our evaluations. Therefore, impairment losses could be recorded in the future. We will perform our annual impairment test of goodwill and intangible assets in the fourth quarter of 2004.

Recent Events

Acquisition of United Pet Group, Inc.   On July 30, 2004, we and our wholly-owned subsidiary completed a merger of the subsidiary with and into UPG, a privately owned manufacturer and marketer of branded pet supplies. As a result of the merger, UPG and its subsidiaries became wholly-owned subsidiaries of ours. The total purchase price included cash consideration of $371.5 million, including transaction costs of $5.0 million and the assumption of $113.3 million of outstanding debt and equity obligations, which were immediately repaid by us at closing. The transaction has been accounted for as an acquisition using the purchase method of accounting. Accordingly, the results of operations of UPG have been included in our results of operations from July 30, 2004, the date of acquisition. We financed the transaction with proceeds generated from amending and increasing our credit agreement by $250.0 million, including the addition of a $75.0 million second lien term loan, with proceeds of $70.0 million from the issuance of 5.8 million shares each of our Class A voting and Class B nonvoting common stock to affiliates of Thomas H. Lee Partners, our largest shareholder, Banc of America Securities LLC and certain UPG selling shareholders and the remainder from cash balances. The acquisition was executed in an attempt to further diversify our product offerings, mitigate the effects of seasonality trends, decrease dependence on certain of our largest customers and expand the opportunity for future growth.

The purchase price was preliminarily allocated to assets acquired and liabilities assumed based on estimated fair values. We preliminarily allocated $172.5 million of the purchase price to intangible assets and $174.5 million to goodwill for consideration paid in excess of the fair value of net assets acquired, which is not deductible for tax purposes. The acquired intangible assets consist primarily of trade names, which are currently being amortized using the straight-line method over periods ranging from fifteen to forty years, and to customer relationships, which are currently being amortized using the straight-line method over periods ranging from five to ten years and other intangible assets, primarily patents, which are currently being amortized using the straight-line method over periods ranging from ten to fifteen years. Amortization expense for the two-month period ended September 30, 2004 was $1.6 million. In addition, we increased the value of inventory acquired from UPG by $6.0 million to reflect estimated fair value on the date of acquisition, which is currently being recorded as cost of goods sold commensurate with related subsequent sales activity during 2004. For the two months ended September 30, 2004, amortization expense of $4.0 million was recorded in cost of goods sold for this write-up of inventory to estimated fair value. We also increased the value of property, plant and equipment acquired from UPG by $2.0 million to reflect estimated fair value on the date of acquisition, which is currently being depreciated using the straight-line method over varying periods, the average of which is approximately 10 years. For the two month period ended September 30, 2004, depreciation expense associated with such write-up of property, plant and equipment to estimated fair value was less than $0.1 million.

The purchase price allocation is based on preliminary information, which is subject to adjustment upon obtaining the final report of the valuation of assets acquired and liabilities assumed by an independent third-party valuation firm. We are currently in the process of obtaining such report and expect the final purchase price allocation to be completed during the fourth quarter of 2004. The final purchase price allocation may differ significantly from the preliminary allocation provided herein and may change as the result of contingent payments based on the performance of a particular product line through December 31, 2005.

Acquisition of The Nu-Gro Corporation.   On April 30, 2004, we completed the acquisition of all of the outstanding common shares of The Nu-Gro Corporation, or Nu-Gro, a lawn and garden products company then incorporated under the laws of Ontario, Canada. As a result of the acquisition, Nu-Gro and its subsidiaries became our wholly-owned subsidiaries. The total purchase price included cash consideration of $146.7 million, including $5.3 million of related acquisition costs and the assumption of $26.7 million of outstanding debt, which we immediately repaid at closing. The transaction was financed with proceeds from our new senior credit facility (see financing activities included elsewhere in this section). The acquisition was executed in an attempt to expand our reach throughout North America, broaden our product offerings and customer base, vertically integrate certain of our operations, including gaining access to advanced fertilizer technologies, and to achieve economies of scale and synergistic efficiencies.

The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in our consolidated financial statements included elsewhere in this Quarterly Report from April 30, 2004, the date of acquisition. The purchase price was preliminarily allocated to assets acquired and liabilities assumed based on estimated fair values. We allocated $51.1 million of the purchase price to intangible and other assets and $46.7 million to goodwill for consideration paid in excess of the fair value of net assets acquired, based on valuations obtained from an independent third-party appraisal firm, which is not deductible for tax purposes. The acquired intangible assets consist primarily of trade names, which are currently being amortized using the straight-line method over periods ranging from fifteen to forty years, and to customer relationships, which are currently being amortized using the straight-line method over periods ranging from five to ten years. In addition, we increased the value of inventory acquired from Nu-Gro by $5.2 million to reflect estimated fair value on the date of acquisition, which was fully amortized in cost of goods sold commensurate with related subsequent sales activity during the second quarter of 2004.

The purchase price allocation is based on preliminary information, which is subject to adjustment upon obtaining the final report of the valuation of assets acquired and liabilities assumed by an independent third-party valuation firm. We are currently in the process of obtaining such report and expect the final purchase price allocation to be completed during the fourth quarter of 2004. The final purchase price allocation may differ significantly from the preliminary allocation provided herein.

New Senior Credit Facility in Effect as of April 30, 2004.   In conjunction with the closing of the acquisition of Nu-Gro, on April 30, 2004, we entered into a new $510.0 million senior credit facility (referred to herein as the new senior credit facility) with Bank of America, N.A., Banc of America Securities LLC, Citigroup Global Markets, Inc., Citicorp North America, Inc. and certain other lenders to refinance the indebtedness under our prior senior credit facility at more favorable rates, to provide funds for the Nu-Gro acquisition, to repurchase all of our outstanding preferred stock, along with accrued but unpaid dividends thereon, and for general working capital purposes. The new senior credit facility consists of (1) a $125.0 million U.S. dollar denominated revolving credit facility; (2) a $335.0 million U.S. dollar denominated term loan facility; and (3) a Canadian dollar denominated term loan facility valued at U.S. $50.0 million. Subject to the terms of the new senior credit facility agreement, the revolving loan portion of the new senior credit facility matures on April 30, 2010, and the term loan obligations under the new senior credit facility mature on April 30, 2011. The term loan obligations are to be repaid in 28 consecutive quarterly installments and commenced on June 30, 2004, with a final installment due on March 31, 2011. All of the loan obligations are subject to mandatory prepayment upon certain events, including sales of certain assets, issuances of indebtedness or equity or from excess cash flow. The new senior credit facility agreement also allows us to make voluntary prepayments, in whole or in part, at any time without premium or penalty.

The new senior credit facility agreement contains affirmative, negative and financial covenants that are more favorable than those of the prior senior credit facility. The negative covenants place restrictions on, among other things, levels of investments, indebtedness, capital expenditures and dividend payments that we may make or incur. The financial covenants require the maintenance of certain financial ratios at defined levels. Under the new senior credit facility agreement, interest rates on the new revolving credit facility can range from 1.75% to 2.50% plus LIBOR, or from 0.75% to 1.50% plus a base rate, subject to adjustment and depending on certain financial ratios. As of April 30, 2004, the term loans were subject to interest rates equal to 2.50% plus LIBOR or 1.50% plus a base rate, as provided in the new senior credit facility agreement. LIBOR was 2.01% as of September 30, 2004. The weighted average interest rate applicable to our outstanding borrowings under the new senior credit facility was 4.18% as of September 30, 2004. Unused commitments under the new revolving credit facility are subject to a 0.5% annual commitment fee. Unused availability under the new revolving credit facility was $124.0 million as of September 30, 2004, which is reflective of $6.0 million of standby letters of credit pledged as collateral. The new senior credit facility is secured by substantially all of our properties and assets and substantially all of the properties and assets of our current and future domestic subsidiaries.

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

Repurchase of Preferred Stock.   In conjunction with the financing activities described above, on April 30, 2004, we repurchased all 37,600 shares of our outstanding Class A nonvoting preferred stock for $57.6 million, including $19.9 million for all accrued dividends thereon. Such repurchase resulted in a reduction of additional paid-in capital of $37.7 million.

Customer Agreement.   On February 12, 2004, our largest customer and we executed a licensing, manufacturing and supply agreement. Under the agreement, we will license certain of our trademarks and be the exclusive manufacturer and supplier for certain products branded with such trademarks from January 1, 2004, the effective date of the agreement, through December 31, 2008 or such later date as is specified in the agreement. Provided the customer achieves certain required minimum purchase volumes and other conditions during such period, and the manufacturing and supply portion of the agreement is extended for an additional three-year period as specified in the agreement, we will assign the trademarks to the customer not earlier than May 1, 2009, but otherwise within thirty days after the date upon which such required minimum purchase volumes are achieved. The carrying value of such trademarks as of February 12, 2004 was approximately $16.0 million. If the customer fails to achieve the required minimum purchase volumes or meet other certain conditions, assignment may occur at a later date, if certain conditions are met. In addition, as a result of executing the agreement, we have modified the trademarks’ initial amortization period of forty years and will record amortization in a manner consistent with projected sales activity over five years, because we believe the customer will achieve all required conditions by May 2009. Amortization expense was $0.4 million for the three months ended September 30, 2004 and $2.4 million for the nine months ended September 30, 2004. The modification of the amortization period will result in additional annual amortization expense of approximately $2.7 million in the year ended December 31, 2004.

Bayer Transactions.   On June 14, 2002, we consummated a transaction with Bayer Corporation and Bayer Advanced, L.L.C. (together referred to herein as Bayer), which allows us to gain access to certain Bayer active ingredient technologies through a Supply Agreement and to perform certain merchandising services for Bayer through an In-Store Service Agreement. In consideration for the Supply and In-Store Service Agreements, and in exchange for the promissory notes previously issued to Bayer by U.S. Fertilizer, we issued to Bayer 3,072,000 shares of Class A voting common stock valued at $15.4 million and 3,072,000 shares of Class B nonvoting common stock valued at $15.4 million (collectively representing approximately 9.3% of our fully-diluted common stock) and recorded $0.4 million of related issuance costs. We reserved for the entire face value of the promissory notes due from U.S. Fertilizer, as we did not believe the notes were collectible and an independent third party valuation did not ascribe any significant value to them. The independent third party valuation also indicated that value should be ascribed to the repurchase option, which is reflected in stockholders’ equity (deficit) in the consolidated balance sheets as of September 30, 2003 and December 31, 2003 included elsewhere in this Quarterly Report.

Under the terms of the agreements, Bayer was required to make payments to us which total $5.0 million annually through June 15, 2009, the present value of which equaled the value assigned to the common stock subscription receivable as of June 14, 2002, which has been reflected in stockholders’ equity (deficit) in the consolidated balance sheets as of September 30, 2003 and December 31, 2003 included elsewhere in this Quarterly Report. The common stock subscription receivable was to be repaid by Bayer in 28 quarterly installments of $1.25 million, the first of which was received at closing on June 17, 2002. The difference between the value ascribed to the common stock subscription receivable and the installment payments received has been recorded as interest income in our consolidated statements of operations for the nine months ended September 30, 2004 and 2003.

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

On October 22, 2003, we gave notice to Bayer regarding the termination of the In-Store Service Agreement, as amended. Upon termination, which became effective on December 21, 2003, we were relieved of our obligation to perform merchandising services for Bayer. Accordingly, the remaining liability of $0.7 million on the date of termination was recognized in selling, general and administrative expense as a benefit in the consolidated statement of operations for the year ended December 31, 2003.

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

We recorded treasury stock of $24.4 million, based on the consideration given to Bayer, and reduced the common stock subscription receivable by $22.5 million, the remaining balance on the date of repurchase. We also reversed the common stock repurchase option of $2.6 million, as a result of its exercise, and recorded a corresponding amount to additional paid-in capital. As a result of this transaction, we and Bayer agreed that the Exchange Agreement and In-Store Service Agreement are fully terminated, with the exception of certain provisions contained therein that expressly survive termination, and that the Supply Agreement shall remain in full force and effect according to its terms. Under the terms of the Supply Agreement, any remaining balance at January 30, 2009 is unconditionally and immediately payable to us by Bayer regardless of whether or not we purchase any ingredients under the Supply Agreement. As of September 30, 2004, the remaining balance of the Supply Agreement, net of amortization, and excluding accrued interest of $0.5 million, was $4.8 million.

Based on the independent third party valuation as of June 14, 2002, the original transaction date, we assigned a fair value of $30.7 million to the transaction components recorded in connection with the common stock issued to Bayer. The following table presents the values of these components as of September 30, 2004 and 2003 and December 31, 2003 based on such valuation and as a result of the activities and transactions previously described, net of amortization and excluding accrued interest:

	September 30,		December 31,
Description	2004	2003	2003
Common stock subscription receivable	$—	$23,363	$22,534
Supply Agreement	4,779	5,314	5,314
Repurchase option	—	2,636	2,636
In-Store Service Agreement	—	663	—
	$4,779	$31,976	$30,484

Bayer recently sent notice to us purporting to terminate the Supply Agreement, effective August 17, 2004, as well as $5.2 million, the remaining amount due under the Supply Agreement. We responded by notifying Bayer that it did not have a right to terminate and have since held the amount in escrow. We therefore returned to Bayer the payment due upon termination, which Bayer had tendered to us. Both Bayer and we were in agreement that the amount due in the event of termination at that time was $5.2 million, including $0.5 million of accrued interest. The outcome of our disagreement with Bayer concerning termination of the Supply Agreement is not expected to have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

The information and discussion which follow reflect the segments previously described in this Quarterly Report and include the operating results of Nu-Gro (the Canada segment) from April 30, 2004, its date of acquisition, and the operating results of UPG (the Pet segment) from July 30, 2004, its date of acquisition.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

The following table presents amounts and the percentages of net sales that items in the accompanying consolidated statements of operations constitute for the periods presented:

	Three Months Ended September 30,
	2004		2003
Net sales by segment:
U.S. Home & Garden	$104,342	61.0%	$104,019	100.0%
Canada	23,615	13.8%	—	0.0%
Pet	43,083	25.2%	—	0.0%
Total net sales	171,040	100.0%	104,019	100.0%
Operating costs and expenses:
Cost of goods sold	123,511	72.3%	64,750	62.2%
Selling, general and administrative expenses	48,387	28.3%	32,195	31.0%
Total operating costs and expenses	171,898	100.6%	96,945	93.2%
Operating income (loss) by segment:
U.S. Home & Garden	(1,049)	-0.6%	7,074	6.8%
Canada	(657)	-0.4%	—	0.0%
Pet	848	0.5%	—	0.0%
Total operating income (loss)	(858)	-0.5%	7,074	6.8%
Interest expense	12,799	7.5%	9,173	8.8%
Interest income	16	0.0%	568	0.5%
Income (loss) before income tax expense (benefit)	(13,641)	-8.0%	(1,531)	-1.5%
Income tax expense (benefit)	(5,184)	-3.0%	(698)	-0.7%
Net income (loss)	$(8,457)	-5.0%	$(833)	-0.8%

Net Sales.   Net sales represent gross sales less any applicable customer discounts from list price, customer sales returns and promotion expense through cooperative programs with our customers. Net sales increased $67.0 million, or 64.4%, to $171.0 million for the three months ended September 30, 2004 from $104.0 million for the three months ended September 30, 2003. The increase was primarily due to our acquisitions of Nu-Gro, which contributed $23.6 million to the increase, and UPG, which contributed $43.1 million to the increase, as well as stronger sales of our indoor insecticide products and insect repellent products compared to 2003. This increase was partially offset by a decline in sales of other lawn and garden products, namely outdoor pesticides at one key retailer, during the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Net sales in the U.S. Home & Garden segment increased $0.3 million, or 0.3% to $104.3 million for the three months ended September 30, 2004 from $104.0 million for the three months ended September 30, 2003. Net sales of this segment increased primarily due to stronger sales of indoor insecticide products and insect repellent products and, to a lesser extent, by higher sales of various fertilizer products, partially offset by a decline in sales of outdoor pesticides at one key retailer and other growing media products. Net sales in the Canada segment were $23.6 million due to weak lawn and garden sales and weaker than prior year’s sales of fertilizer technology products. Net sales in the Pet segment were

$43.1 million due primarily to strong specialty pet sales and, to a lesser extent, strong sales of aquatics products.

Gross Profit.   Gross profit increased $8.2 million, or 20.9%, to $47.5 million for the three months ended September 30, 2004 from $39.3 million for the three months ended September 30, 2003. The increase in gross profit dollars was primarily due to our acquisitions of Nu-Gro and UPG and increased sales of indoor insecticide products and insect repellent products in our U.S. Home & Garden segment. Such increase in gross profit dollars was partially offset by higher raw materials and freight costs, non-cash amortization of the write-up of acquired inventory to estimated fair value, which is reflected in cost of goods sold, and the change in mix of product sales resulting from a decline in sales of outdoor pesticides at one key retailer and lower margins on products sold by our Canada segment. As a percentage of net sales, gross profit decreased to 27.8% for the three months ended September 30, 2004 from 37.8% for the three months ended September 30, 2003 due primarily to the factors previously described.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses include all costs associated with the selling and distribution of products, product registrations and administrative functions such as finance, information systems and human resources. Selling, general and administrative expenses increased $16.2 million, or 50.3%, to $48.4 million for the three months ended September 30, 2004 from $32.2 million for the three months ended September 30, 2003. The increase was primarily due to our acquisitions of Nu-Gro and UPG, noncash amortization expense due to the write-up of acquired intangible assets to estimated fair value and higher distribution costs. Such increase was partially offset by lower selling and marketing costs. As a percentage of net sales, selling, general and administrative expenses decreased to 28.3% for the three months ended September 30, 2004 from 31.0% for the three months ended September 30, 2003 due to the factors previously described.

Operating Income.   Operating income decreased $7.9 million to a net loss of $0.9 million for the three months ended September 30, 2004 from $7.1 million for the three months ended September 30, 2003 due to the factors previously described. As a percentage of net sales, operating income decreased to zero for the three months ended September 30, 2004 from 6.8% for the three months ended September 30, 2003.

Operating income in the U.S. Home & Garden segment decreased $8.1 million to a net loss of $1.0 million for the three months ended September 30, 2004 from $7.1 million for the three months ended September 30, 2003, due primarily to higher raw materials and freight costs, offset partially by operational efficiencies. Operating loss in the Canada segment was $0.7 million for the three months ended September 30, 2004 due primarily to higher raw materials and freight costs, non-cash amortization of the write-up of acquired inventory and intangible assets to estimated fair value and the mix of product sales. Operating income in the Pet segment was $0.8 million for the three months ended September 30, 2004 due primarily to strong specialty pet and aquatics products sales, offset partially by higher freight costs and non-cash amortization of the write-up of acquired inventory and intangible assets to estimated fair value.

Interest Expense.   Interest expense increased $3.6 million, or 39.4%, to $12.8 million for the three months ended September 30, 2004 from $9.2 million for the three months ended September 30, 2003. The increase in interest expense was primarily due to additional borrowings to finance our acquisitions of Nu-Gro and UPG, partially offset by a general decline in interest rates in 2004 compared to 2003.

Income Tax Expense.   Income tax expense decreased due to the decline in income before income taxes and also due to the adjustment of deferred tax liabilities from prior years. As a result, our effective tax rate was 38.0% for the three months ended September 30, 2004 compared to 45.6% for the three months ended September 30, 2003.

Net Loss.   Net loss increased $7.7 million to $8.5 million for the three months ended September 30, 2004 from $0.8 million for the three months ended September 30, 2003 due to the factors previously described.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

The following table presents amounts and the percentages of net sales that items in the accompanying consolidated statements of operations constitute for the periods presented:

	Nine Months Ended September 30,
	2004		2003
			(As Restated)
Net sales by segment:
U.S. Home & Garden	$493,775	83.2%	$488,834	100.0%
Canada	56,720	9.5%	—	0.0%
Pet	43,083	7.3%	—	0.0%
Total net sales	593,578	100.0%	488,834	100.0%
Operating costs and expenses:
Cost of goods sold	392,776	66.2%	297,302	60.8%
Selling, general and administrative expenses	138,152	23.3%	111,499	22.8%
Total operating costs and expenses	530,928	89.5%	408,801	83.6%
Operating income by segment:
U.S. Home & Garden	63,924	10.8%	80,033	16.4%
Canada	(2,122)	-0.4%	—	0.0%
Pet	848	0.1%	—	0.0%
Total operating income	62,650	10.5%	80,033	16.4%
Interest expense	34,328	5.7%	29,147	6.0%
Interest income	388	0.1%	1,522	0.3%
Income before income tax expense	28,710	4.9%	52,408	10.7%
Income tax expense	7,447	1.3%	20,827	4.3%
Net income	$21,263	3.6%	$31,581	6.4%

Net Sales.   Net sales increased $104.7 million, or 21.4%, to $593.6 million for the nine months ended September 30, 2004 from $488.8 million for the nine months ended September 30, 2003. The increase was primarily due to our acquisitions of Nu-Gro, which contributed $56.7 million to the increase, and UPG, which contributed $43.1 million to the increase, as well as stronger sales of our indoor insecticide products and insect repellent products compared to 2003. This increase was partially offset by a decline in sales of other lawn and garden products, namely outdoor pesticides at one key retailer, during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Net sales in the U.S. Home & Garden segment increased $4.9 million, or 1.0%, to $493.8 million for the nine months ended September 30, 2004 from $488.8 million for the nine months ended September 30, 2003. Net sales of this segment increased primarily due to stronger sales of indoor insecticide products and insect repellent products and, to a lesser extent, by higher sales of various fertilizer products, partially offset by a decline in sales of outdoor pesticides at one key retailer and other growing media products. Net sales in the Canada segment were $56.7 million due to weak lawn and garden sales and weaker than prior year’s sales of fertilizer technology products. Net sales in the Pet segment were $43.1 million due primarily to strong specialty pet sales and, to a lesser extent, strong sales of aquatics products.

Gross Profit.   Gross profit increased $9.3 million, or 4.9%, to $200.8 million for the nine months ended September 30, 2004 from $191.5 million for the nine months ended September 30, 2003. The increase in gross profit dollars was primarily due to our acquisitions of Nu-Gro and UPG and increased sales of indoor insecticide products and insect repellent products in our U.S. Home & Garden segment. Such increase in gross profit dollars was partially offset by higher raw materials and freight costs, non-cash amortization of the write-up of acquired inventory to estimated fair value, which is reflected in cost of goods sold, and the change in mix of product sales resulting from a decline in sales of outdoor pesticides at one key retailer and lower margins on products sold by our Canada segment. As a percentage of net sales, gross profit decreased to 33.8% for the nine months ended September 30, 2004 from 39.2% for the nine months ended September 30, 2003 due primarily to the factors previously described.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased $26.7 million, or 23.9%, to $138.2 million for the nine months ended September 30, 2004 from $111.5 million for the nine months ended September 30, 2003. The increase was primarily due to our acquisitions of Nu-Gro and UPG, noncash amortization expense due to the write-up of acquired intangible assets to estimated fair value, higher distribution costs and additional costs associated with our enterprise resource planning, or ERP, system. Such increase was partially offset by lower selling and marketing costs and a $2.4 million adjustment to increase amortization expense during the nine months ended September 30, 2003 as a result of the final valuation received relative to our acquisition of Schultz Company in May 2002. As a percentage of net sales, selling, general and administrative expenses increased to 23.3% for the nine months ended September 30, 2004 from 22.8% for the nine months ended September 30, 2003 due to the factors previously described.

Operating Income.   Operating income decreased $17.4 million, or 21.7%, to $62.7 million for the nine months ended September 30, 2004 from $80.0 million for the nine months ended September 30, 2003 due to the factors previously described. As a percentage of net sales, operating income decreased to 10.6% for the nine months ended September 30, 2004 from 16.4% for the nine months ended September 30, 2003.

Operating income in the U.S. Home & Garden segment decreased $16.1 million, or 20.1%, to $63.9 million for the nine months ended September 30, 2004 from $80.0 million for the nine months ended September 30, 2003, due primarily to higher raw materials and freight costs, offset partially by operational efficiencies. Operating loss in the Canada segment was $2.1 million for the nine months ended September 30, 2004. The operating loss was due to the acquisition occurring midway through the lawn and garden season and also to higher raw materials and freight costs, non-cash amortization of the write-up of acquired inventory and intangible assets to estimated fair value and the mix of product sales. Operating income in the Pet segment was $0.8 million for the nine months ended September 30, 2004 due primarily to strong specialty pet and aquatics products sales, offset partially by higher freight costs and non-cash amortization of the write-up of acquired inventory and intangible assets to estimated fair value.

Interest Expense.   Interest expense increased $5.2 million, or 17.9%, to $34.3 million for the nine months ended September 30, 2004 from $29.1 million for the nine months ended September 30, 2003. The increase in interest expense was primarily due to additional borrowings to finance our acquisitions of Nu-Gro and UPG and the write-off of $1.7 million of previously deferred financing fees recorded in connection with our repayment of obligations outstanding under our senior credit facility in effect prior to April 30, 2004, partially offset by a general decline in interest rates in 2004 compared to 2003.

Income Tax Expense.   Income tax expense decreased due to the decline in income before income taxes and also due to the adjustment of deferred tax liabilities from prior years. As a result, our effective tax rate was 25.8% for the nine months ended September 30, 2004 compared to 39.7% for the nine months ended September 30, 2003.

Net Income.   Net income decreased $10.3 million, or 32.6%, to $21.3 million for the nine months ended September 30, 2004 from $31.6 million for the nine months ended September 30, 2003 due to the factors previously described.

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

Operating Activities.   Operating activities provided net cash of $86.4 million for the nine months ended September 30, 2004 compared to $47.0 million for the nine months ended September 30, 2003. The increase was primarily due increased sales during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, declines in accounts receivable of $18.6 million and inventories of $24.8 million, and an increase in accounts payable of $21.7 million. These factors were partially offset by a decline in accounts payable of $41.8 million and each of these factors are net of the effects of the Nu-Gro and UPG acquisitions. Including the impact of such acquisitions, accounts receivable increased $77.6 million during the nine months ended September 30, 2004, as we experienced our peak selling season during this period. The acquisition of UPG contributed $27.6 million to the increase in accounts receivable as of the acquisition date and contributed $43.1 million in net sales from July 30, 2004, the acquisition date, through September 30, 2004. The acquisition of Nu-Gro contributed $53.6 million to the increase in accounts receivable as of the acquisition date and contributed $56.7 million in net sales from April 30, 2004, the acquisition date, through September 30, 2004. The seasonal nature of our U.S. Home & Garden and Canada operations generally requires cash to fund significant increases in working capital, primarily accounts receivable and inventories, during the first half of the year. Accounts receivable and accounts payable generally build substantially in the first half of the year, in line with increasing sales as the season begins. These balances generally decline over the latter part of the year as the lawn and garden season winds down. These trends were, and will continue to be, somewhat diminished by our acquisition of UPG on July 30, 2004.

Investing Activities.   Investing activities used net cash of $527.5 million for the nine months ended September 30, 2004 compared to $2.5 million for the nine months ended September 30, 2003. The increase was due to the acquisitions of UPG for $371.5 million, including transaction costs of $5.0 million, and Nu-Gro for $146.7 million, including transaction costs of $5.3 million, and a $5.3 million increase in capital expenditures in 2004 compared to 2003. Capital expenditures relate primarily to the construction of additional capacity for production and distribution, the enhancement of certain of our existing facilities and the development and implementation of our ERP system. Cash used for capital expenditures was $12.0 million for the nine months September 30, 2004 and $6.7 million for the nine months September 30, 2003. The increase in capital expenditures from 2003 to 2004 was primarily related to increased construction costs to expand our production and distribution capacity. We expect to spend approximately $17.0 million on capital expenditures in 2004, exclusive of expenditures for capital leases.

Financing Activities.   Financing activities provided net cash of $442.3 million for the nine months ended September 30, 2004 compared to using net cash of $10.7 million for the nine months ended September 30, 2003. The increase in net cash flows provided by financing activities was due to borrowings, net of repayments, of $450.1 million in 2004 compared to debt repayments, net of borrowings, of $11.9 million in 2003. The increase was also due to proceeds of $70.0 million from the issuance of 5.8 million shares each of our Class A voting and Class B nonvoting common stock used to partially fund our acquisition of UPG. The increase in net cash provided by financing activities was partially offset by payments of $57.6 million to repurchase all of our outstanding shares of preferred stock, including dividends accrued thereon of $19.9 million, and debt issuance costs of $14.9 million in 2004 related to our new senior credit facility effective as of April 30, 2004 and amended as of July 30, 2004 compared to $2.9 million in 2003.

Historically, we have utilized internally generated funds and borrowings under credit facilities to meet ongoing working capital and capital expenditure requirements. As a result of increased borrowings over the past several years, we have significantly increased cash requirements for debt service relating to our senior subordinated notes and senior credit facility. We will rely on internally generated funds and, to the extent necessary, borrowings under our revolving credit facility to meet liquidity needs. We had unused availability under our revolving credit facility of $124.0 million as of September 30, 2004, $87.5 million as of September 30, 2003 and $87.3 million as of December 31, 2003.

Long-term debt, excluding capital lease obligations, totaled $868.9 million as of September 30, 2004, $388.9 million as of September 30, 2003 and $388.5 million as of December 31, 2003. This debt was comprised of senior subordinated notes, including unamortized premium, of $232.9 million as of September 30, 2004 and $236.1 million as of September 30, 2003 and December 31, 2003 and borrowings under our senior credit facility of $636.0 million as of September 30, 2004, $152.8 million as of September 30, 2003 and $152.4 million as of December 31, 2003. The weighted average rate on borrowings under our senior credit facility then in effect was 4.18% as of September 30, 2004, 5.11% as of September 30, 2003 and 5.12% as of December 31, 2003. The weighted average rate on the senior subordinated notes was 9.875% as of the end of each of these periods, resulting in a blended weighted average rate on all borrowings of 5.71% as of September 30, 2004, 8.00% as of September 30, 2003 and 8.01% as of December 31, 2003. The fair value of our total fixed-rate debt was $240.0 million as of September 30, 2004, $243.2 million as of September 30, 2003 and $242.1 million as of December 31, 2003. The fair value of our total variable-rate debt, including current maturities and short-term borrowings, approximated the carrying value of $636.0 million as of September 30, 2004, $152.8 million as of September 30, 2003 and $152.4 million as of December 31, 2003. The fair value of our fixed-rate debt is based on quoted market prices.

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

The prior senior credit facility agreement contained affirmative, negative and financial covenants. Affirmative and negative covenants placed restrictions on, among other things, levels of investments, indebtedness, insurance, capital expenditures and dividend payments. The financial covenants required the maintenance of certain financial ratios at defined levels. As of and during the nine months ended September 30, 2003 and year ended December 31, 2003, as applicable, we were in compliance with all covenants. Under the prior senior credit facility agreement, interest rates on the revolving credit facility and Term Loan B ranged from 1.50% to 4.00% plus LIBOR, or other base rate as provided in the prior senior credit facility agreement, depending on certain financial ratios. LIBOR was 1.16% as of September 30, 2003 and December 31, 2003. The interest rate applicable to Term Loan B was 5.11% as of September 30, 2003 and 5.12% as of December 31, 2003. Unused commitments under the revolving credit facility were subject to a 0.5% annual commitment fee.

The prior senior credit facility agreement allowed us to make prepayments in whole or in part at any time without premium or penalty. During the four months ended April 30, 2004, we made principal payments of $152.4 million to fully repay Term Loan B, which primarily represented optional principal prepayments. During the nine months ended September 30, 2003, we made principal payments of $28.3 million to fully repay Term Loan A and $69.2 million on Term Loan B, which primarily represented optional principal prepayments. During the year ended December 31, 2003, we made principal payments of $28.3 million to fully repay Term Loan A and $69.6 million on Term Loan B, which primarily represented optional principal prepayments. The optional principal prepayments were made from operating cash flows and proceeds from the new senior credit facility described below and allowed us to remain several quarterly payments ahead of the regular payment schedule. In connection with these prepayments, we recorded write-offs totaling $0.2 million in previously deferred financing fees which were included in interest expense in our consolidated statement of operations for the three months ended September 30, 2003 and $1.7 million and $1.8 million for the nine months ended September 30, 2004 and 2003, respectively.

The prior senior credit facility was secured by substantially all of our properties and assets and by substantially all of the properties and assets of our current domestic subsidiaries. The carrying amount of our obligations under the prior senior credit facility approximated fair value because the interest rates were based on floating interest rates identified by reference to market rates.

New Senior Credit Facility in Effect as of April 30, 2004.   In conjunction with the closing of the acquisition of Nu-Gro, on April 30, 2004, we entered into a new $510.0 million senior credit facility with Bank of America, N.A., Banc of America Securities LLC, Citigroup Global Markets, Inc., Citicorp North America, Inc. and certain other lenders to retire the indebtedness under our prior senior credit facility and execute a new senior credit facility at more favorable rates, to provide funds for the Nu-Gro acquisition, to repurchase all of our outstanding preferred stock, along with accrued but unpaid dividends thereon, and for general working capital purposes. The new senior credit facility consists of (1) a $125.0 million U.S. dollar denominated revolving credit facility; (2) a $335.0 million U.S. dollar denominated term loan facility; and (3) a Canadian dollar denominated term loan facility valued at U.S. $50.0 million. Subject to the terms of the new senior credit facility agreement, the revolving loan portion of the new senior credit facility matures on April 30, 2010, and the term loan obligations under the new senior credit facility mature on April 30, 2011. The term loan obligations are to be repaid in 28 consecutive quarterly installments and commenced on June 30, 2004, with a final installment due on March 31, 2011. All of the loan obligations are subject to mandatory prepayment upon certain events, including sales of certain assets, issuances of indebtedness or equity or from excess cash flow. The new senior credit facility agreement also allows us to make voluntary prepayments, in whole or in part, at any time without premium or penalty.

The new senior credit facility agreement contains affirmative, negative and financial covenants that are more favorable than those of the prior senior credit facility. The negative covenants place restrictions on, among other things, levels of investments, indebtedness, capital expenditures and dividend payments that we may make or incur. The financial covenants require the maintenance of certain financial ratios at defined levels. Under the new senior credit facility agreement, interest rates on the new revolving credit facility can range from 1.75% to 2.50% plus LIBOR, or from 0.75% to 1.50% plus a base rate, subject to adjustment and depending on certain financial ratios. As of September 30, 2004, the term loans were subject to interest rates equal to 2.50% plus LIBOR or 1.50% plus a base rate, as provided in the new senior credit facility agreement. LIBOR was 2.01% as of September 30, 2004. The weighted average interest rate applicable to our outstanding borrowings under the new senior credit facility was 4.18% as of September 30, 2004. Unused commitments under the new revolving credit facility are subject to a 0.5% annual commitment fee. Unused availability under the new revolving credit facility was $124.0 million as of September 30, 2004, which is reflective of $6.0 million of standby letters of credit pledged as collateral. The new senior credit facility is secured by substantially all of our properties and assets and substantially all of the properties and assets of our current and future domestic subsidiaries. The carrying amount of our obligations under the new senior credit facility approximate fair value because the interest rates are based on floating interest rates identified by reference to market rates.

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

9 7/8% Series B Senior Subordinated Notes.   In November 1999, we issued $150.0 million in aggregate principal amount of 9 7/8% Series B senior subordinated notes due April 1, 2009 (the Series B Notes). Interest accrued on the Series B Notes at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1. As described in more detail below, as of September 30, 2004, there were no Series B Notes outstanding.

9 7/8% Series C Senior Subordinated Notes.   In March 2003, we issued $85.0 million in aggregate principal amount of 9 7/8% Series C senior subordinated notes due April 1, 2009 (the Series C Notes). Interest accrued at a rate of 9 7/8% per annum, payable semi-annually on April 1 and October 1. As described in more detail below, as of September 30, 2004, there were no Series C Notes outstanding.

9 7/8% Series D Senior Subordinated Notes.   In May 2003, we registered $235.0 million in aggregate principal amount of 9 7/8% Series D senior subordinated notes (the Series D Notes and collectively with the Series B Notes and Series C Notes, the senior subordinated notes), with terms substantially similar to the Series B Notes and Series C Notes, with the United States Securities and Exchange Commission and offered to exchange the Series D Notes for up to 100% of the Series B Notes and Series C Notes. The exchange offering closed in July 2003, resulting in $85.0 million, or 100%, of the Series C Notes being exchanged and $146.9 million, or 98%, of the Series B Notes being exchanged. On April 14, 2004, we repurchased all of the remaining Series B Notes outstanding, along with accrued interest and repurchase premium of 4.938%, for $3.3 million. As of September 30, 2004, $232.9 million of the Series D Notes, including unamortized premium, were outstanding and no Series B Notes or Series C Notes were outstanding.

The fair value of the senior subordinated notes was $240.0 million as of September 30, 2004, $243.2 million as of September 30, 2003 and $242.1 million as of December 31, 2003, based on their quoted market price on such dates. The fair value at September 30, 2004 reflects the repurchase of all outstanding Series B Notes in April 2004, as previously described. In accordance with the indentures that govern the senior subordinated notes, they are full and unconditionally and jointly and severally guaranteed by our wholly-owned domestic subsidiaries.

Debt Covenants.   Our agreements that govern the new senior credit facility and the senior subordinated notes contain a number of significant covenants that could restrict or limit our ability to:

•  incur more debt;

•  pay dividends, subject to financial ratios and other conditions;

•  make other distributions;

•  issue stock of subsidiaries;

•  make investments;

•  repurchase stock;

•  create subsidiaries;

•  create liens;

•  enter into transactions with affiliates;

•  merge or consolidate; and

•  transfer and sell assets.

The ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the applicable debt agreement or instrument and could trigger acceleration of repayment under the applicable agreements. Any default under such agreements might adversely affect our growth, financial condition, results of operations and the ability to make payments on indebtedness or meet other obligations. As of and during the nine months ended September 30, 2004 and 2003 and year ended December 31, 2003, we were in compliance with all covenants under the prior senior credit facility, the new senior credit facility and the senior subordinated notes in effect as of such dates.

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

In connection with, and to partially fund, our acquisition of UPG, on July 30, 2004, we issued 5.8 million shares each of our Class A voting and Class B nonvoting common stock to affiliates of Thomas H. Lee Partners, our largest stockholder, Banc of America Securities LLC and certain UPG selling stockholders for proceeds of $70.0 million.

Repurchase of Preferred Stock.   In conjunction with our refinancing on April 30, 2004, we repurchased all 37,600 shares of outstanding Class A nonvoting preferred stock for $57.6 million, including $19.9 million for all accrued dividends thereon. Such repurchase resulting in a decline in additional paid in capital of $37.7 million.

Contractual Obligations

The following table presents the aggregate amount of future cash outflows of our contractual obligations as of September 30, 2004, except as otherwise noted, excluding future amounts due for interest on outstanding indebtedness:

	Obligations due in:
		Remainder	1 - 3	4 - 5	After 5
Contractual Obligations	Total	of Year	Years	Years	Years
Senior credit facility	$635,961	$1,594	$19,131	$12,754	$602,482
9 7/8% Series D senior subordinated notes(1)	231,900	—	—	—	231,900
Capital leases	4,426	228	1,371	914	1,913
Operating leases	78,438	5,944	35,610	18,243	18,641
Purchase obligations(2)	55,545	38,446	13,295	3,804	—
Professional services agreement(3)	15,045	4,068	9,387	1,590	—
Total contractual obligations	$1,021,315	$50,280	$78,794	$37,305	$854,936

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

We lease several of our operating facilities from Rex Realty, Inc., a company owned by certain of our stockholders and operated by a former executive and past member of our Board of Directors. The operating leases expire at various dates through December 31, 2010. We have options to terminate the leases on an annual basis by giving advance notice of at least one year. We lease a portion of our operating facilities from the same company under a sublease agreement expiring on December 31, 2005 with minimum annual rentals of $0.7 million. We have two five-year options to renew this lease, beginning January 1, 2006. Rent expense under these leases was $0.7 million for the three months ended September 30, 2004, $0.3 million for the three months ended September 30, 2003, $1.3 million for the nine months ended September 30, 2004 and $0.9 million for the nine months ended September 30, 2003.

We are obligated under additional operating leases for other operations and the use of warehouse space. The leases expire at various dates through January 31, 2015. Five of the leases provide for as many as five options to renew for five years each. Aggregate rent expense under these leases was $2.8 million for the three months ended September 30, 2004, $1.8 million for the three months ended September 30, 2003, $8.3 million for the nine months ended September 30, 2004 and $5.4 million for the nine months ended September 30, 2003.

Guarantees and Off-Balance Sheet Risk

In the normal course of business, we are a party to certain guarantees and financial instruments with off-balance sheet risk, such as standby letters of credit and indemnifications, which are not reflected in our consolidated balance sheets. We had $6.0 million as of September 30, 2004, $2.5 million as of September 30, 2003 and $2.7 million as of December 31, 2003 in standby letters of credit pledged as collateral to support the lease of our primary distribution facility in St. Louis, a U.S. customs bond, certain product purchases, various workers’ compensation obligations and transportation equipment. These agreements mature at various dates through September 2005 and may be renewed as circumstances warrant. Such financial instruments are valued based on the amount of exposure under the instruments and the likelihood of performance being required. In our past experience, no claims have been made against these financial instruments nor do we expect the exposure to material losses resulting therefrom to be anything other than remote. As a result, we determined such agreements do not have significant value and have not recorded any related amounts in our consolidated financial statements.

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

Certain Trends and Uncertainties

Seasonality and Lawn and Garden Dependence Upon Weather Conditions.   The lawn and garden businesses of our U.S. Home & Garden and Canada segments are highly seasonal because our products are used primarily in the spring and summer seasons. For the past three years, approximately 71% of our U.S. Home & Garden net sales have occurred in the first and second quarters, resulting in higher net revenues and results of operations during those quarters. Our working capital needs, and correspondingly our borrowings, begin to peak at the beginning of the second quarter. If cash on hand is insufficient to cover payments due on our senior subordinated notes and we are unable to draw on our senior credit facility or obtain other financing, this seasonality could adversely affect our ability to make interest payments.

In addition, weather conditions in North America have a significant impact on the timing of sales in the spring selling season and our overall home and garden annual sales. Periods of dry, hot weather can decrease insecticide sales, while periods of cold, wet weather can slow sales of herbicides and fertilizers. In addition, an abnormally cold spring throughout North America could adversely affect both fertilizer and pesticide sales and therefore our financial results. If weather conditions during the first and second quarters are not conducive to lawn and gardening activities, they may have an adverse effect our consolidated financial position, results of operations or cash flows. For example, we experienced a late winter and cool, wet spring conditions in the first quarter of 2003 that delayed the start of the lawn and garden season, whereas the weather in the first quarter of 2004 was generally more mild and dry throughout North America.

Competition and Industry Trends.   Each of our segments operates in highly competitive markets and competes against a number of national and regional brands. We believe the principal factors by which we compete are product quality and performance, value, brand strength and marketing. In some instances, we compete against companies with potentially fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition or larger research and development departments. Increasing consolidation in the consumer lawn and garden and pet supplies industries may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

Our principal North American competitors for our U.S. Home & Garden and Canada segments include: The Scotts Company, which markets lawn and garden products under the Scotts®, Ortho®, Roundup®, Green Cross®, Miracle-Gro® and Hyponex® brand names; S.C. Johnson & Son, Inc., which markets insecticide and repellent products under the Raid® and OFF!® brand names; Central Garden & Pet Company, which markets insecticide and garden products under the Grant’s®, Maxide®, AMDRO®, IMAGE® and Pennington Seed® brand names; The Clorox Company, which currently markets products under the Combat® brand name, but is in talks to sell the brand; and Bayer A.G., which markets lawn and garden products under the Bayer Advanced™ brand name. Our principal competitors in the United States for our Pet segment include: The Hartz Mountain Corporation, which manufactures and markets pet products under the Hartz®, Wardley®, L/M Animal Farms™, Nature’s Gold® and Hartz® Pet Shoppe™ brand names; Central Garden & Pet Company, which manufactures and markets pet products under the Kaytee®, Nylabone®, Four Paws®, Zodiac®, All-Glass Aquarium® and Oceanic® brand names; and Tetra Holding, Inc., which manufactures and markets pet products under the Tetra®, Whisper®, Tetratec® and Reptomin® brand names.

With the growing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose bargaining strength is growing. Our top five customers, The Home Depot, Lowe’s, Wal*Mart, Petco and PetSmart, together accounted for approximately 64% of our third quarter 2004 net sales and approximately 58% of our outstanding accounts receivable as of September 30, 2004. To the extent such concentration continues to occur, our net sales and operating income may be increasingly sensitive to a deterioration in the financial condition of, or other adverse developments involving our relationships with, one or more of our retailer customers. Our business has been, and may continue to be, negatively affected by changes in the policies and practices of our retailer customers, such as de-stocking and other inventory management initiatives, limitations on access to shelf space, pricing and credit term demands and other conditions. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to make purchases on a “just-in-time” basis. This requires us to shorten our lead-time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories and increase our working capital and related financing requirements.

Annual Product Line Reviews.   Each year, primarily during the third and fourth quarters, we undertake a series of meetings with a number of our lawn and garden retailers to review business activities for the following year. Discussions at these meetings address details including, but not limited to, product lines we wish to sell, product lines they intend to purchase, advertising and promotion programs, retail service activities and customer satisfaction. While we strive to present creative and compelling products, plans and promotions in order to expand our presence at these retailers and increase our share of the markets in which we compete, each year we encounter intense competition from our competitors. If we are unsuccessful in repeating or increasing our current year product offerings, it could adversely affect our consolidated financial position, results of operations or cash flows.

Acquisition Strategy.   We have completed a number of acquisitions and strategic transactions since 2001 and intend to grow through the acquisition of additional businesses. In addition to the Nu-Gro and UPG acquisitions described in more detail under the heading “Recent Events” in this section, we are regularly engaged in acquisition discussions with a number of other sellers and one or more potential acquisitions, including those that could be material, may become available in the near future. Further, acquisitions involve a number of special risks, including but not limited to:

•  failure of the acquired business to achieve expected results;

•  diversion of management’s attention;

•  failure to retain key personnel or customers of the acquired business;

•  additional financing that, if available, could increase leverage;

•  successor liability, including with respect to legal and environmental matters;

•  the high cost and expenses of completing acquisitions and risks associated with unanticipated events or liabilities; and

•  failure to successfully integrate acquired businesses into our internal control structure.

These risks could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.

In addition, we expect to face competition for acquisition candidates, which may limit the number of opportunities and may lead to higher acquisition prices. We cannot assure you that we will be able to identify, acquire or profitably manage additional businesses or to integrate successfully any acquired businesses into our existing business without substantial costs, delays or other operations or financial difficulties. We also could incur additional indebtedness or pay consideration in excess of fair value related to acquisitions, which could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.

Substantial Indebtedness.   We have a significant amount of debt. As of September 30, 2004, our total debt, excluding capital lease obligations, was $868.9 million. As of September 30, 2004, we had unused availability under the revolving portion of our new senior credit facility of $124.0 million. Our substantial indebtedness could have important consequences on our business. For example, it could:

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

Our ability to make payments on, or to refinance any, future indebtedness and to fund planned capital expenditures and acquisitions will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, weather, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

We do not anticipate incurring material capital expenditures for environmental control facilities during 2004. We currently estimate that the costs associated with compliance with environmental, health and safety regulations could total approximately $0.3 million annually for the next several years. The adequacy of our anticipated future expenditures is based on our operating in substantial compliance with applicable environmental and public health laws and regulations and the assumption that there are not significant conditions of potential contamination that are unknown to us. If there is a significant change in the facts and circumstances surrounding this assumption, or if we are found not to be in substantial compliance with applicable environmental public health laws and regulations, it could have a material impact on future environmental capital expenditures and other environmental expenses and our consolidated financial position, results of operations or cash flows.

As of September 30, 2004 and 2003 and December 31, 2003, we believe we were substantially in compliance with applicable environmental and regulatory requirements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Raw Materials Prices, Foreign Currency Exchange Rates and Interest Rates

In the normal course of business, we are exposed to fluctuations in raw materials prices, foreign currency exchange rates and interest rates. We have established policies and procedures that govern the management of these exposures through the use of derivative hedging instruments. Our objective in managing our exposure to such fluctuations is to decrease the volatility of earnings and cash flows associated with changes in certain raw materials prices, foreign currency exchange rates and interest rates. To achieve this objective, we periodically enter into derivative instrument agreements with values that change in the opposite direction of anticipated cash flows. Derivative instruments related to forecasted transactions are considered to hedge future cash flows, and the effective portion of any gains or losses is included in accumulated other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized currently in results of operations.

We formally document, designate and assess the effectiveness of any transactions that receive hedge accounting treatment. The cash flows of derivative hedging instruments we utilize are generally expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. Changes in the fair value of agreements designated as derivative hedging instruments are reported as either an asset or liability in the accompanying consolidated balance sheets with the associated unrealized gains or losses reflected in accumulated other comprehensive income. As of September 30, 2004, we had five outstanding agreements representing derivative hedging instruments. Such agreements are comprised of one foreign currency forward agreement, which is described below, and four agreements designated as hedges against forecasted purchases of granular urea and diammonium phosphates, materials used in the production of fertilizer, with maturity dates ranging through December 2004 and an aggregate contract value upon execution of $2.1 million. Such derivative hedging instruments had an unrealized loss of less than $0.1 million as of September 30, 2004, which is included in accumulated other comprehensive income in the accompanying consolidated balance sheet as of such date. Amounts included in accumulated other comprehensive income, which were subsequently reclassified into cost of goods sold for the nine months ended September 30, 2004 and 2003 included a net loss of $0.2 million and a net gain of $1.4 million, respectively. No such amounts were reclassified into cost of goods sold for the three months ended September 30, 2004 and 2003. Although derivative hedging instruments were used for forecasted purchases of granular urea throughout 2003, no such instruments were outstanding as of September 30, 2003 and December 31, 2003.

We also had one foreign currency forward agreement outstanding as of September 30, 2004 designated as a hedge against exchange rate fluctuations of the Euro, used to purchase certain components from European suppliers. The agreement matures in December 2004 and had an aggregate contract value upon execution of less than $0.1 million. The unrealized gain on such agreement as of September 30, 2004, included in accumulated other comprehensive income in the accompanying consolidated balance sheet as of such date, and any amounts reclassified into cost of goods sold for the three and nine months ended September 30, 2004 were nominal. No such derivative hedging instruments were used as hedges against exchange rate fluctuations during 2003.

If it becomes probable that a forecasted transaction will not occur, any gains or losses in accumulated other comprehensive income will be recognized in results of operations. We have not incurred any material gains or losses for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness. We have not generally entered into derivatives or other hedging arrangements for trading or speculative purposes but may consider doing so in the future if strategic circumstances warrant, and our bank covenants and bond indentures permit, such transactions. While we expect these derivative hedging instruments and purchase commitments to manage our exposure to the potential fluctuations described above, no assurance can be provided that such instruments will be effective in fully mitigating exposure to these risks, nor can assurance be provided that we will be successful in passing on pricing increases to our customers.

Market Risk Sensitive Instruments

As described further under the heading, “Liquidity and Capital Resources,” of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” much of our debt is variable-rate debt and is subject to fluctuation in interest rates.

The following table summarizes information about our debt instruments, excluding unamortized premium of $1.0 million on fixed rate debt, as of September 30, 2004, that are sensitive to changes in interest rates. The table presents future principal cash flows and certain related interest rates by expected maturity dates as of September 30, 2004 (dollars in thousands):

	Remainder					There-		Fair
Description	of 2004	2005	2006	2007	2008	After	Total	Value
Long-term debt:
Fixed-rate debt	$—	$—	$—	$—	$—	$231,900	$231,900	$240,017
Average interest rate	—	—	—	—	—	9.875%	9.875%
Variable-rate debt	$1,594	$6,377	$6,377	$6,377	$6,377	$608,859	$635,961	$635,961

An increase in our weighted average variable borrowing rate of 1% would have resulted in an increase to annual interest expense of approximately $4.8 million for the nine months ended September 30, 2004 and $1.5 million for the nine months ended September 30, 2003.

Exchange Rate Risk

The functional currency for the majority of our operations is the U.S. dollar. However, with the acquisition of Nu-Gro, we have become subject to foreign currency translation gains and losses, as the Canadian dollar is the functional currency of Nu-Gro’s Canadian subsidiaries. For translation of the Canadian subsidiaries’ financial statements, assets and liabilities are translated at the year-end exchange rate, while statement of operations accounts are translated at average exchange rates monthly. The resulting translation adjustments are recorded in accumulated other comprehensive income, a component of stockholders’ equity (deficit). Transaction gains or losses on intercompany balances with Nu-Gro that are designated as foreign currency transactions are recorded monthly in selling, general and administrative expenses in the consolidated statement of operations. Foreign currency transactions are recorded at the exchange rate prevailing on the transaction date.

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

In addition, with the acquisition of UPG, we have become subject to further foreign currency exchange gains and losses, as some of our inventory components are sourced from certain European vendors. In connection with these purchases, we have entered into a certain foreign exchange forward contract in an attempt to mitigate foreign exchange rate risk. Such contract is further described under the previous heading titled “Raw Materials Prices, Foreign Currency Exchange Rates and Interest Rates.”

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

Internal Control Over Financial Reporting

Prior to our acquisition of UPG on July 30, 2004, UPG was a privately owned company with decentralized accounting systems and controls. We are conducting a review of UPG to determine whether there exist any material weaknesses in UPG’s operating policies, internal controls and procedures. Such review is not yet complete. To the extent the review identifies any deficiencies causing material weaknesses in our internal controls and procedures, we intend to remedy such deficiencies. Apart from the acquisition of UPG, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

We are involved from time to time in routine legal matters and other claims incidental to the business. When it appears probable in management’s judgment that we will incur monetary damages or other costs in connection with such claims and proceedings, and such costs can be reasonably estimated, liabilities are recorded in the consolidated financial statements and charges are recorded against earnings. We believe that the resolution of such routine matters and other incidental claims will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with, and to partially fund, our acquisition of UPG, on July 30, 2004, we issued 5.8 million shares each of our Class A voting and Class B nonvoting common stock to affiliates of Thomas H. Lee Partners, our largest stockholder, Banc of America Securities LLC and certain UPG selling stockholders for proceeds of $70.0 million. We relied upon the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, in issuing these shares of common stock.

ITEM 5.   OTHER INFORMATION.

On September 16, 2004, we filed a Current Report on Form 8-K to announce the naming of the new President of our U.S. Home & Garden division. His employment agreement is being filed herewith as Exhibit 10.52 to this Quarterly Report on Form 10-Q, as listed in the accompanying Exhibit Index on page 61.

On November 9, 2004, our Board of Directors adopted the United Industries Corporation Code of Ethics for Principal Executive Officer and Senior Financial Officers and the Policy of the Audit Committee of United Industries Corporation on Employee Complaint Procedures for Accounting and Auditing Matters. Such documents are being filed herewith as Exhibits 14.1 and 14.2, respectively, as listed in the accompanying Exhibit Index on page 61.

On November 12, 2004, we amended the Restated Management Agreement we have with Daniel J. Johnston, our Executive Vice President, Chief Financial Officer and Director. Such amendment revised the Extended Executive Notice clause of the agreement, where by any written notice by Mr. Johnston of termination of his employment may occur not less than 90 days from the date the Company is given the notice, instead of six months as originally described. All other provisions of the Restated Management Agreement remain in full force and effect.

ITEM 6.   EXHIBITS.

The Exhibit Index begins on page 61.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED INDUSTRIES CORPORATION
Registrant
By:	/s/ DANIEL J. JOHNSTON
Daniel J. Johnston
Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)
Dated: November 15, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Arrangement Agreement between United Industries Corporation and Jupiter Acquisition Corporation and The Nu-Gro Corporation dated March 1, 2004.(6)
2.2	Amending Agreement between United Industries Corporation and Jupiter Acquisition Corporation and The Nu-Gro Corporation dated March 19, 2004.(6)
2.3	Agreement and Plan of merger by and among United Industries Corporation, Saturn MergerCo., Inc., and United Pet Group, Inc., dated as of June 14, 2004.(4)
3.1	Amended and Restated Certificate of Incorporation of the Company, dated January 13, 1999.(1)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated January 20, 1999.(1)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated November 9, 2000.(2)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated December 13, 2001.(3)
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated May 7, 2002.(3)
3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated July 29, 2004.(5)
3.7	By-laws of the Company.(1)
10.51

Amended and Restated Credit Agreement, dated as of July 30, 2004, among United Industries Corporation, Bank of America, N.A., Banc of America Securities LLC, Citigroup Global Markets Inc., JPMorgan Chase Bank, J.P. Morgan Securities Inc. and Other Lenders Party Hereto (as defined therein).(4)

10.52	Employment and Non-Competition Agreement, effective September 13, 2004, by and between Stephen L. Tooker and United Industries Corporation.*
10.53	First Amendment to Restated Management Agreement, effective November 12, 2004, by and between Daniel J. Johnston and United Industries Corporation.*
14.1	United Industries Corporation Code of Ethics for Principal Executive Officer and Senior Financial Officers.*
14.2	Policy of the Audit Committee of United Industries Corporation on Employee Complaint Procedures for Accounting and Auditing Matters.*
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.*
32.1	Section 1350 Certifications (furnished to, but not “filed” with, the United States Securities and Exchange Commission).*

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

(5)    Previously filed as an exhibit to the Registrant’s Form 10-Q filed on August 16, 2004 and incorporated by reference herein.

(6)    Previously filed as an exhibit to the Registrant’s Form 8-K/A filed on July 9, 2004 and incorporated by reference herein.

*       Filed or furnished herewith.